Form 10-K
period 1993-12-31
PSI ENERGY INC
filed 1994-03-21
CIK 81020

______________________________________________________________________________


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993

                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 1-3543

                              PSI ENERGY, INC.
            (Exact name of registrant as specified in its charter)

                   INDIANA                                 35-0594457
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                          1000 East Main Street
                        Plainfield, Indiana 46168
                (Address of principal executive offices)
             Registrant's telephone number:  (317) 839-9611

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
     Title of each class                           which registered

Cumulative Preferred Stock
  4.32%, 4.16%, 7.15%, 7.44%,
  and 6 7/8% Series                             New York Stock Exchange
First Mortgage Bonds
  Series S and Y                                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of February 28, 1994, the aggregate market value of Cumulative Preferred Stock held by non-affiliates was $181 million.

As of February 28, 1994, 53,913,701 shares of Common Stock (without par value, $.01 stated value) were outstanding, all of which were held by PSI Resources, Inc.

                    DOCUMENTS INCORPORATED BY REFERENCE

The Information Statement of PSI Energy, Inc. dated March 9, 1994, is incorporated by reference into Part III of this report.

______________________________________________________________________________
                                  PSI ENERGY, INC.

                                  TABLE OF CONTENTS

 Item                                                                   Page
Number                                                                 Number

                                       PART I

  1        Business
             Organization . . . . . . . . . . . . . . . . . . . . . .     3
             The Company. . . . . . . . . . . . . . . . . . . . . . .     3
             Regulation . . . . . . . . . . . . . . . . . . . . . . .     3
             Fuel Supplies. . . . . . . . . . . . . . . . . . . . . .     4
             Customer, Kilowatt-hour Sales, and Revenue Data. . . . .     4
             Power Supply . . . . . . . . . . . . . . . . . . . . . .     4
             Competition. . . . . . . . . . . . . . . . . . . . . . .     4
             Environmental Matters. . . . . . . . . . . . . . . . . .     5
             Employees. . . . . . . . . . . . . . . . . . . . . . . .     5
  2        Properties . . . . . . . . . . . . . . . . . . . . . . . .     5
  3        Legal Proceedings. . . . . . . . . . . . . . . . . . . . .     6
  4        Submission of Matters to a Vote of Security Holders. . . .     8
           Executive Officers of the Registrant . . . . . . . . . . .     9

                                       PART II

  5        Market for Registrant's Common Equity
             and Related Stockholder Matters. . . . . . . . . . . . .    11
  6        Selected Financial Data. . . . . . . . . . . . . . . . . .    11
  7        Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . .    12
           Index to Financial Statements and Financial Statement
             Schedules. . . . . . . . . . . . . . . . . . . . . . . .    33
  8        Financial Statements and Supplementary Data. . . . . . . .    34
  9        Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure. . . . . . . . . . .    66

                                       PART III

 10        Directors and Executive Officers of the Registrant . . . .    67
 11        Executive Compensation . . . . . . . . . . . . . . . . . .    67
 12        Security Ownership of Certain Beneficial Owners
             and Management . . . . . . . . . . . . . . . . . . . . .    67
 13        Certain Relationships and Related Transactions . . . . . .    67

                                       PART IV

 14        Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K
               Reports on Form 8-K. . . . . . . . . . . . . . . . . .    68
               Exhibits . . . . . . . . . . . . . . . . . . . . . . .    69
               Financial Statement Schedules. . . . . . . . . . . . .    79
           Signatures . . . . . . . . . . . . . . . . . . . . . . . .    88

                                    PART I

                              ITEM 1.  BUSINESS

Organization

PSI Energy, Inc. (Energy) is a wholly-owned subsidiary of PSI Resources, Inc. (Resources).

. Merger Agreement with The Cincinnati Gas & Electric Company (CG&E) - Refer to the information appearing in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 17 and Notes 19, 20, and 21 of the "Notes to Consolidated Financial Statements" beginning on page 61.

. IPALCO Enterprises, Inc.'s Withdrawn Acquisition Offer - Refer to the information appearing in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 19.

The Company

Energy is an Indiana corporation engaged in the production, transmission, dis-tribution, and sale of electric energy in north central, central, and southern Indiana. It serves an estimated population of 1.9 million people located in 69 of the state's 92 counties including the cities of Terre Haute, Kokomo, Columbus, Lafayette, Bloomington, and New Albany.

PSI Energy Argentina, Inc. (PSI Energy Argentina), a wholly-owned subsidiary of Energy, is an Indiana corporation which was incorporated in 1992. The corporation was formed for the purpose of acquiring, purchasing, owning, and holding the stock of other energy, environmental, or functionally-related corporations and as a holding company for Energy's other energy ventures. PSI Energy Argentina is a member of a multinational consortium which has controlling ownership of Edesur, S.A. (Edesur). Edesur is an electricity-distribution network serving the southern half of Buenos Aires, Argentina. Edesur provides distribution services to 1.8 million customers. PSI Energy Argentina owns a small equity interest in this project and provides operating and consulting services.

Regulation

Energy, being a public utility under the laws of Indiana, is regulated by the Indiana Utility Regulatory Commission (IURC) as to its retail rates, services, accounts, depreciation, issuance of securities, acquisitions and sales of utility properties, and in other respects as provided by Indiana law. Energy is also subject to regulation by the Federal Energy Regulatory Commission
(FERC) with respect to borrowings and the issuance of securities not regulated by the IURC, the classification of accounts, rates to wholesale customers, interconnection agreements, and acquisitions and sales of certain utility properties as provided by Federal law.

Fuel Supplies

Energy has both long- and short-term coal supply agreements for a major portion of the coal requirements for its generating stations from mines located principally in Indiana and Illinois. Several of these agreements include extension options, and some are subject to price revision. Energy monitors alternative sources to assure a continuing availability of economical fuel supplies. At the present time, Energy is evaluating the use of western and midwestern coal blends in connection with its plans to comply with the acid rain provisions of the Clean Air Act Amendments of 1990.

Refer to the information appearing in Note 15(c) of the "Notes to Consolidated Financial Statements" on page 59.

Customer, Kilowatt-hour Sales, and Revenue Data

The area served by Energy is a residential, agricultural, and widely diver-sified industrial territory. Approximately 98% of Energy's operating revenues are derived from sales of electricity. As of December 31, 1993, Energy supplied electric service to over 624,000 customers in approximately 700 cities, towns, unincorporated communities, and adjacent rural areas, including municipal utilities and rural electric cooperatives. No one customer accounts for more than 5% of electric operating revenues. Sales of electricity by Energy are affected by the various seasonal patterns throughout the year and, therefore, its operating revenues and associated operating expenses are not generated evenly during the year.

Power Supply

Energy and 28 other electric utilities in an eight-state area are participating in the East Central Area Reliability Coordination Agreement for the purpose of coordinating the planning and operation of generating and transmission facilities to provide for maximum reliability of regional bulk power supply.

Energy's electric system is interconnected with the electric systems of CG&E, Kentucky Utilities Company, Louisville Gas and Electric Company, Indianapolis Power & Light Company, Indiana Michigan Power Company, Northern Indiana Public Service Company, Central Illinois Public Service Company, Southern Indiana Gas and Electric Company, and Hoosier Energy R.E.C., Inc. In addition, Energy has a power supply relationship with Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA) through power coordination agreements. These two entities are also parties with Energy to a Joint Transmission and Local Facilities Agreement.

Competition

Refer to the information appearing under the caption "Competitive Pressures" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 12.


Environmental Matters

Refer to the information appearing in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 12.

Employees

The number of employees of Energy at December 31, 1993, was 4,235.

                            ITEM 2.  PROPERTIES

Refer to the information appearing in Note 17 of the "Notes to Consolidated Financial Statements" on page 60.

Substantially all electric utility plant is subject to the lien of Energy's first mortgage bond indenture.

Energy operates six steam electric generating stations, one hydroelectric generating station, and 16 rapid-start internal combustion generating units, all within the State of Indiana. Energy owns all of the above, except for 49.95% of Gibson Unit 5 which is jointly owned with WVPA (25%) and IMPA (24.95%). Company-owned system generating capability as of December 31, 1993, was 5,807 megawatts (mw). Additionally, in May 1993, the IURC issued "certificates of need" for Energy and Destec Energy, Inc.'s 262-mw clean coal power generating facility to be located at Energy's Wabash River Generating Station. The clean coal facility consists of a coal gasification plant and a gas turbine generator. Exhaust heat from the gas turbine (192 mw) will produce steam to repower an existing steam turbine (70 mw). Refer to the information appearing under the caption "New Generation" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 26.

Energy's 1993 summer peak load, which occurred on August 26, was 4,812 mw, and its 1993 winter peak load, which occurred on February 18, was 4,155 mw, exclu-sive of off-system transactions. For the period 1994 to 2003, summer and winter peak load and kilowatt-hour (kwh) sales are each forecasted to have annual growth rates of 2%. These forecasts reflect Energy's assessment of load growth, alternative fuel choices, population growth, and housing starts. These forecasts exclude non-firm power transactions and any potential long-term firm power sales at market-based prices.

As of December 31, 1993, Energy's transmission system consisted of 719 circuit miles of 345,000 volt line, 656 circuit miles of 230,000 volt line, 1,601 circuit miles of 138,000 volt line, and 2,418 circuit miles of 69,000 volt line, all within the State of Indiana. As of the same date, Energy's transmission substations had a combined capacity of 20,520,154 kilovolt-amperes and the distribution substations had a combined capacity of 5,952,175 kilovolt-amperes.

For the year ended December 31, 1993, 99% and 1% of Energy's kwh production was obtained from coal-fired generation and hydroelectric generation, respectively.

                          ITEM 3.  LEGAL PROCEEDINGS

Merger Agreement Litigation Resources' original merger agreement with CG&E was amended in response to a June 25, 1993, ruling by the IURC which dismissed a petition by Energy for approval of the transfer of its license or property to CINergy Corp., an Ohio corporation, pursuant to the original merger agreement. The IURC held that such transfer could not be made to a corporation incorporated outside of Indiana. Under the terms of the amended merger agreement, CINergy Corp. (CINergy), a Delaware corporation, will be the parent holding company of Energy and CG&E and will be required to register under the Public Utility Holding Company Act of 1935 (PUHCA). Pursuant to the amended merger agreement, Energy agreed to appeal the IURC's decision or take other action to obtain the permission of the IURC for a non-Indiana corporation to own Energy's assets. Energy has appealed the IURC's decision. In the event the appeal or other action is successful, the parties to the amended merger agreement could take actions to achieve the original merger structure. The original structure provided that Resources, Energy, and CG&E would be merged into CINergy Corp., an Ohio corporation. Under this structure, Energy and CG&E would become operating divisions of CINergy Corp., ceasing to exist as separate corporations, and CINergy Corp. would not be a registered holding company under the PUHCA. Any action taken with respect to this litigation is not expected to delay the merger of Resources and CG&E under a registered holding company structure.

The Katz Action On March 16, 1993, after the announcement of IPALCO Enterprises, Inc.'s acquisition offer, a purported class action was filed by Moise Katz (Katz Action) in the Superior Court for Hendricks County in the State of Indiana (Superior Court) in which Resources and the directors of Resources and Energy were named as defendants. The Katz Action alleges, among other things, that the directors breached their fiduciary duties in connection with the original merger agreement, Resources Stock Option Agreement (see Note 19 of the "Notes to Consolidated Financial Statements" beginning on page 61), and Resources Shareholder Rights Plan and seeks, among other things, to enjoin the CINergy merger transaction and to require that an auction for Resources be held. On April 7, 1993, Resources and the other defendants filed a motion to dismiss the Katz Action, and on July 1, 1993, the Superior Court granted that motion. On July 19, 1993, the Superior Court issued an order which vacated its July 1, 1993, order but granted Resources' motion to dismiss Count I of the Katz Action for failure to bring the breach of fiduciary duty claims in a derivative proceeding.

On August 18, 1993, a purported third amended class action and derivative complaint was filed in the Katz Action, seeking injunctive relief and damages for alleged breach of fiduciary duty by the directors of Resources. Among other things, this complaint alleges that the defendants failed to disclose
(i) the factors that Resources' Board of Directors considered in reaffirming its recommendation that Resources' shareholders approve the merger with CG&E and whether those factors included a consideration of the divestiture of the CG&E gas operations; (ii) whether and to what extent Lehman Brothers took into consideration the divestiture of the CG&E gas operations, and the ramifications thereof, in rendering its July 2, 1993, fairness opinion regarding the merger with CG&E; (iii) the pro forma effect on the merged company taking into consideration the divestiture of the CG&E gas operations;
(iv) whether the "comparable" company analysis performed by Lehman Brothers consisted of companies operating electrical systems or gas and electrical systems and whether such analysis included or excluded the CG&E gas operations; and (v) whether Resources' Board of Directors was informed of the ramifications of the divestiture of the CG&E gas operations and to what extent, if any, Resources' Board of Directors took into consideration such ramifications before it endorsed the amended merger agreement to Resources' shareholders. Resources denies these allegations. Resources anticipates that the dismissal of the PSI Merger Shareholder Action and the resolution of related attorney fees, as discussed below, will result in the dismissal of the Katz Action.

The foregoing descriptions of the July 1993 orders and the August 18, 1993, third amended complaint in the Katz Action are qualified in their entirety by reference to copies of such orders incorporated by reference as exhibits hereto.

The PSI Merger Shareholder Action On March 17, 1993, a purported class action was filed by Lydia Grady (Grady Action) in the Superior Court in which Resources and 13 directors of Resources and Energy were named as defendants. On April 13, 1993, the Indiana District Court issued an order which, among other things, consolidated the Grady Action with the following cases: J.E. and Z.B. Butler Foundation v. PSI Resources, Inc., et al.; Lamont Carpenter, et al. v. PSI Resources, Inc., et al.; Ronald Gaudiano, et al. v. PSI Resources, Inc., et al.; and Sonny Merrit v. PSI Resources, Inc., et al. (together, the "PSI Merger Shareholder Action").

On July 19, 1993, a hearing was held in the Indiana District Court in the PSI Merger Shareholder Action on the plaintiffs' motion for a preliminary injunction. On August 5, 1993, the Indiana District Court issued an order granting the preliminary injunction sought by the plaintiffs and ordered Resources, within 20 days, to provide shareholders with certain additional information relating to the pro forma effect on CINergy Corp.'s financial condition of the possible divestiture of CG&E's gas operations. The Indiana District Court also ordered additional disclosure concerning, among other things, Lehman Brothers' consideration of that possibility in connection with its July 2, 1993, fairness opinion to Resources' Board of Directors. Resources complied with this order in its Proxy Statement Supplement dated August 12, 1993.

In January 1994, the parties in the PSI Merger Shareholder Action as well as the parties to the Katz Action signed a Stipulation and Agreement of Dismissal (the "Stipulation"). The Stipulation contemplates, among other things, that the parties will jointly move the Indiana District Court for entry of a final order dismissing the PSI Merger Shareholder Action with prejudice and ruling on the plaintiffs' application for fees and expenses. The parties to the Stipulation have agreed to provide notice to Resources' shareholders of a hearing during which the proposed final order will be considered by the Indiana District Court. If the plaintiffs are entitled to recover these fees, Resources does not anticipate this cost to have a material adverse effect on its financial condition.

The foregoing descriptions of the April 13, 1993, class actions consolidation order, and the August 5, 1993, Indiana District Court order are qualified in their entirety by reference to copies of such documents incorporated by reference as exhibits hereto.

In addition to the above litigation, see Notes 2, 3(a), and 15(b) and (c) beginning on pages 43, 45, and 58, respectively, of the "Notes to Consolidated Financial Statements".

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                          Age at
                         Dec. 31,
         Name              1993         Office & Date Elected or in Job

James E. Rogers            46      Chairman, President and Chief Executive
                                     Officer - 1990
                                   Chairman and Chief Executive
                                     Officer - 1988

Jon D. Noland              55      Executive Vice President and Chief
                                     Administration Officer - 1992
                                   Executive Vice President - 1990
                                   Executive Vice President -
                                     Law and Regulation - 1989
                                   Executive Vice President - Law and
                                     Financial Services - 1986

Joseph W. Messick, Jr.     54      Senior Vice President and Chief Engineering
                                     and Construction Officer - 1992
                                   Senior Vice President and Chief Operating
                                     Officer - Power System Operations - 1990
                                   Senior Vice President - Power System
                                     Operations - 1989
                                   Senior Vice President - Power - 1988

Larry E. Thomas            48      Senior Vice President and Chief Operations
                                     Officer - 1992
                                   Senior Vice President and Chief Operating
                                     Officer - Customer Operations - 1990
                                   Senior Vice President - Customer
                                     Operations - 1986

J. Wayne Leonard           43      Senior Vice President and Chief Financial
                                     Officer - 1992
                                   Vice President and Chief Financial
                                     Officer - 1989
                                   Vice President - Corporate Planning - 1987

Cheryl M. Foley 1/         46      Vice President, General Counsel and
                                     Secretary - 1991
                                   Vice President and General Counsel - 1989
                                   Vice President and General Counsel -
                                     Interstate Pipelines - Enron
                                       Corporation 2/ - 1987

M. Stephen Harkness        45      Treasurer - 1991
                                   Treasurer and Assistant Secretary - 1986

Charles J. Winger          48      Comptroller - 1984
EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

None of the officers are related in any manner. Executive officers of Energy are elected to the offices set opposite their respective names until the next annual meeting of the Board of Directors and until their successors shall have been duly elected and shall have been qualified.

1/ Prior to joining Energy, Mrs. Foley was vice president and general counsel for various divisions/subsidiaries of Enron Corporation, a diversified energy company headquartered in Houston, Texas.

2/    Non-affiliate of Energy.

                                    PART II

                    ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                    EQUITY AND RELATED STOCKHOLDER MATTERS

All Energy common stock is held by Resources; therefore, there is no public trading market for Energy common stock. All Energy cumulative preferred stock sold publicly (except 3 1/2% Series) is listed on the New York Stock Exchange. Refer to the information in Notes 6 and 7 of the "Notes to Consolidated Financial Statements" beginning on page 48.

                       ITEM 6.  SELECTED FINANCIAL DATA

                                                                    1993          1992         1991         1990           1989
                                                                                               (in millions)
Operating revenues (1)                                             $1 078        $1 072       $1 120       $1 106         $1 139
Net income (1)                                                        125           107           30          128            138

Total assets                                                        2 648         2 304        2 098        2 044          1 971
Cumulative preferred stock
  subject to mandatory redemption (2)                                  -             -            26           29             33
Long-term debt                                                        816           737          642          650            626
Long-term debt due within one year                                     -             40           90           -              39
Notes payable                                                         127           121           -            17              8


(1)  See Note 3(a) of the "Notes to Consolidated Financial Statements" beginning on page 45.

(2)  Includes $3 million per year for 1989 to 1991 to be redeemed within one year.

See "Management's Discussion and Analysis of Financial Condition and Results of
Operations" beginning on page 12 and Notes 2, 15, 19, and 21 of the "Notes to Consolidated
Financial Statements" beginning on pages 43, 58, 61, and 66, respectively, for discussions of material uncertainties.












             ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The financial condition of PSI Energy, Inc. (Energy), the principal subsidiary of PSI Resources, Inc. (Resources), is currently, and will continue to be, significantly affected by:

. The changing competitive environment for electric utilities, including more intense competition in wholesale power markets and emerging competition for the provision of energy services to retail customers, particularly industrial;

. The regulatory response to the changing competitive environment, including the application of incentive ratemaking, the need for more flexible pricing, and the treatment of business alliances entered into in response to such changes (e.g., the merger with The Cincinnati Gas & Electric Company [CG&E] discussed further herein); and

. The substantial costs associated with Energy's construction program, including environmental compliance and the regulatory response to the potentially significant earnings attrition resulting from such program.

Energy's goal is to achieve the financial measures necessary to assure access, at a reasonable cost, to the capital required to finance its construction program, which is necessary to provide adequate and reliable service to its customers. Specific financial objectives include achieving and maintaining common equity at a minimum of 45% of capitalization, achieving at least an "A" credit rating on senior securities, and increasing the common dividend in an orderly manner. Energy's achievement of its goal is increasingly dependent upon maintaining its favorable competitive position.

Competitive Pressures

The increasing competitive pressures in the electric utility industry are primarily driven by the need of U.S. industries for low cost power in order to remain competitive in the global marketplace. The restrictions on access to low cost power are exacerbated by cost-of-service regulation which has produced average industrial rates to customers that vary substantially across the U.S. (from 3 cents per kilowatt-hour [kwh] to over 10 cents per kwh). Although the electric utility industry has already experienced substantial competition in the wholesale power market, the effect of competition has arguably had only a marginal effect on the overall profitability of the industry. The effect of the Energy Policy Act of 1992 (Energy Act), the most comprehensive energy legislation enacted since the late 1970s, is to essentially provide open competition, at the wholesale level, for new generation resources. The Energy Act increases the level of competition by creating a new class of wholesale power providers that are not subject to the restrictive requirements of the Public Utility Holding Company Act of 1935 (PUHCA) nor the ownership restrictions of the Public Utility Regulatory Policies Act of 1978. This, combined with the provision of the Energy Act granting the Federal Energy Regulatory Commission (FERC) the authority to order wholesale transmission access, makes the competition real in the wholesale power market. However, by prohibiting the FERC from ordering utilities to provide transmission access to retail customers (retail wheeling), Congress clearly intended to allow states to decide whether a competitive generation market will extend to retail customers. In the face of ongoing international competition, Energy believes major industrial customers of electric utilities will continue to pressure state legislatures and utility regulatory commissions to permit retail wheeling. Although specific proposals for retail wheeling have not been advanced in Indiana, at least eight states are at various stages in considering proposals for retail wheeling.

In the fourth quarter of 1993, major credit rating agencies issued reports sounding a warning as to the long-term effect of competition on the electric utility industry. Standard & Poor's (S&P), in particular, announced fundamental changes in the way it evaluates credit quality of electric utilities, essentially declaring its view that business risk is increasing, in part, because electric utility prices will be capped at some level established by competition, regardless of the particular company's costs. Not only will it be difficult for high cost producers to secure further rate increases, they also will likely experience substantial price decreases as competition intensifies. Consequently, it appears inevitable that high cost producers will require better financial fundamentals than low cost producers to secure the same credit rating. Specifically, S&P has categorized each electric utility's business position, ranking it as being above average, average, or below average. As a result, S&P revised the rating outlooks of approximately one-third of the electric utility industry from stable to negative and placed several electric utilities on CreditWatch with negative implications.

Energy believes the concerns raised by S&P and other major credit rating agencies, in part, explain recent activity in the electric utility segment of the stock market. The electric utility group dropped substantially more in the fourth quarter of 1993 than the bond market (usually a barometer for electric utility stocks). As a result, the yield spread between long-term U.S. Treasuries and electric utility stocks dropped from the 3 to 5 year average of 110 to 120 basis points to 20 to 30 basis points.

During this same period, several "sell-side" equity analysts have expressed their concerns in written reports that investors, particularly small retail investors, do not currently understand the increased business risk facing electric utilities due to competitive pressures, the threat of lower prices to customers, and the threat of "regulated competition". As a result, some equity analysts believe that electric utility stock prices were driven upwards to near record market to book levels by investors seeking higher yields during a period of lower interest rates without full recognition of the changed risks in the industry. Similar to S&P's analysis of fixed income securities, Energy believes that many equity analysts are now basing their buy-sell equity recommendations for electric utility stocks, in large part, on (i) the price position of the utility relative to neighboring competition, (ii) the elasticity of the current customer make-up, particularly industrial, (iii) the response of state regulators to competitive issues, and (iv) the aggressiveness of management in "inventing its own future".

Energy believes it is well positioned to succeed in the increasingly competitive environment. Energy's favorable competitive position is a result of and/or will be enhanced by:

. The consummation of the merger with CG&E which will combine two low cost providers of electric energy and provide substantial competitive benefits and opportunities;

. Energy's demonstrated ability to be a low cost producer of electric energy. Energy has consistently held operating cost increases below inflation and has current average retail rates below 1983 levels. This low cost position is further illustrated in a December 1993 report (using 1992 data) by Bear, Stearns & Co., Inc. which listed Energy as the third lowest cost (fixed plus variable production costs) provider of generation among 28 utilities in the North Central Region of the U.S. Additionally, in a May 1993 study (using 1992 data) by Regulatory Research Associates, Inc. (RRA) of 135 major investor-owned operating utilities and holding companies, Energy's average industrial rate of
      3.5 cents per kwh was approximately 30% lower than the national average industrial rate of 5.1 cents per kwh. This same study also indicated that the average rate for Energy's retail customers of 4.6 cents per kwh was at least 35% below the national average of 7.1 cents per kwh, and lower than at least 85% of the companies included in the study. Further, Energy's average industrial and retail rates were both at least 15% below the North Central Region of the U.S. average rates derived from the data relating to these utilities included in the May 1993 RRA report;

. Management's focus on flexible strategies which are directed toward reducing its cost structure and reducing operating leverage, in part, by shifting the cost mix from fixed to variable. For example, Energy is actively enforcing its rights under its existing coal contracts, litigating where necessary, in order to significantly lower fuel costs. Energy has also recently received approval of its emission allowance banking strategy, which is expected not only to substantially reduce Energy's future cost structure and capital outlays, but also to greatly enhance its flexibility to meet future energy needs and environmental requirements. Additionally, Energy intends to purchase power to defer the construction of new generation which will likely be further deferred if the merger with CG&E is consummated; and

. Energy's success at creating customer value, as demonstrated by customer satisfaction levels at the top of a peer group of 16 electric and combination electric and gas utilities. This success was further demonstrated during 1993 as several mayors and leaders of communities within Energy's service territory, including over 30 economic development organizations across Energy's service territory and eight Indiana environmental groups, actively supported Energy in its response to IPALCO Enterprises, Inc.'s (IPALCO) hostile takeover attempt, as the electric utility of choice to serve their communities.

Energy further believes its low cost position and strategic initiatives will allow it to maintain, and perhaps expand, its wholesale market share and its current base of industrial customers. Sales to industrial customers represented approximately 28% of Energy's 1993 total operating revenues.

During the fourth quarter of 1993, S&P, using its revised benchmarks for rating electric utility senior securities, placed Energy in an above average business position. At the same time, certain sell-side equity analysts placed Energy near the top of their lists of those best equipped to handle increasing competitive pressures. Energy believes that the reaction of these equity analysts and the stock market in 1993 supports its position that its competitive strategy will be successful. According to a January 1994 edition of Electric Utility Week, the 32.5% increase in Resources' stock price was the third highest of the 105 utilities studied, while the group as a whole averaged only a 5.5% gain over 1992.

Increasing competitive pressures, and the regulatory response thereto, may ultimately result in some electric utilities being unable to continue their current basis of accounting. The basis of accounting currently followed by most regulated electric utilities is based on the premise that customer rates authorized by regulators are cost based and that a utility will be able to charge and collect rates based on its costs. To the extent regulators no longer provide assurances for recovery of a utility's costs or the marketplace does not allow the pricing necessary to fully recover costs, a regulated utility could be required to prepare its financial statements on the same basis as enterprises in general for all or some portion of its business. Energy believes its low cost position and competitive strategy, combined with its current regulatory environment, would mitigate the potentially adverse effects of such changes.

Securities Ratings

The current ratings of Energy's senior securities reflect the risk associated with the costs of achieving compliance with environmental laws and regulations. However, Duff & Phelps, Fitch Investors Service, and S&P continue to place Energy's debt ratings on review for possible upgrade primarily as a result of the announced merger with CG&E. The ratings are currently as follows:

                              First Mortgage Bonds
                                  and Secured             Preferred
                               Medium-term Notes            Stock
Duff & Phelps                        BBB+                    BBB
Fitch Investors Service              BBB+                    BBB
Moody's                              Baa1                    baa2
Standard & Poor's                    BBB+                    BBB

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Significant Achievements

The following events during 1993 indicate Energy's progress towards achieving its financial objectives:

. The announced merger with CG&E, which was initiated in response to the changing competitive environment in the electric utility industry, was approved by shareholders of Resources and CG&E in November 1993 (see Merger Agreement with CG&E discussion beginning on page 17);

. In October 1993, Resources' Board of Directors increased its quarterly common dividend 3 cents (10.7%), to 31 cents per share. This marks the fourth consecutive year in which the dividend has increased at a double-digit rate and is an integral part of the ongoing effort to strengthen and broaden the market for Resources' common stock. Future increases in Resources' common dividend will continue to be influenced by Energy's financial condition (see Dividend Restrictions discussion on page 32). Resources currently has an effective shelf registration statement for the sale of up to eight million shares of common stock;

. The Indiana Utility Regulatory Commission (IURC) issued an order approving Energy's plan for complying with Phase I of the acid rain provisions of the Clean Air Act Amendments of 1990 (CAAA) and Energy's emission allowance banking strategy (see Regulatory Matters and Capital Needs discussions beginning on pages 20 and 23, respectively);

. Energy filed testimony with the IURC in support of a $103 million, 11.6% retail rate increase. This testimony also includes proposals for certain innovative ratemaking mechanisms designed to reduce business and regulatory risks over the next three years (see Regulatory Matters discussion beginning on page 20);

. In accordance with a January 1993 IURC order, Energy implemented accounting changes on certain major capital projects to offset the effects of regulatory lag, i.e., earnings attrition. These accounting changes favorably affected 1993 earnings by approximately $7 million. Energy's current retail rate proceeding includes a proposal to continue this accounting treatment for certain major capital projects (see Regulatory Matters discussion beginning on page 20);

. Energy refinanced $223 million of long-term debt and preferred stock to take advantage of lower interest and dividend rates. Energy expects to save approximately $4 million in annualized interest and preferred stock dividends as a result of these refinancings; and

. The IURC approved a settlement agreement which resolved outstanding issues related to the IURC's April 1990 rate order (April 1990 Order) and June 1987 tax order (June 1987 Order) (see Regulatory Matters discussion beginning on page 20). Although this settlement resulted in a significant customer refund, it resolved major uncertainties with respect to Energy's financial condition.


Recent Developments

Merger Agreement with CG&E

General Resources, Energy, and CG&E entered into an Agreement and Plan of Reorganization dated as of December 11, 1992, which was subsequently amended and restated on July 2, 1993, and as of September 10, 1993 (as amended and restated, the "Merger Agreement"). Under the Merger Agreement, Resources will be merged with and into a newly formed corporation named CINergy Corp. (CINergy) and a subsidiary of CINergy will be merged with and into CG&E ("CG&E Merger", collectively referred to as the "Mergers"). Following the Mergers, CINergy will be the parent holding company of Energy and CG&E and will be required to register under the PUHCA. The combined entity will be the 13th largest investor-owned electric utility in the nation, based on generating capacity, and will serve approximately 1.3 million electric customers and 420,000 gas customers in a 25,000-square-mile area of Indiana, Ohio, and Kentucky. See the discussion under "Shareholder and Regulatory Approvals" for information concerning the possible divestiture of CG&E's gas operations as a consequence of the Mergers. Customer revenue requirement savings as a result of the Mergers are estimated to be approximately $1.5 billion over the first 10 years. These savings are expected to include the elimination or deferral of certain capital expenditures and a reduction in production, administrative, and financing costs.

The Merger Agreement can be terminated by any party, without financial penalty, if the Mergers are not consummated by June 30, 1994. Under certain circumstances, the termination of the Merger Agreement would result in the payment of termination fees, which may not exceed $70 million, if Resources is required to pay, or $130 million, if CG&E is required to pay.

Exchange Ratio The Merger Agreement provides that, upon consummation of the Mergers, each outstanding share of common stock of Resources will be converted into the right to receive not less than .909 nor more than 1.023 shares of common stock of CINergy depending on certain closing sales prices of the common stock of CG&E during a period prior to the consummation of the Mergers. The Merger Agreement also provides that, upon consummation of the Mergers, each outstanding share of common stock of CG&E will be converted into the right to receive one share of common stock of CINergy. The outstanding preferred stock and debt securities of Energy and CG&E will not be affected.

Shareholder and Regulatory Approvals In November 1993, the Mergers were approved by the shareholders of Resources and CG&E. In August 1993, the FERC conditionally approved the Mergers. This conditional approval was made by the FERC without a formal hearing and, according to public statements by the FERC Commissioners, was done in reliance, in part, on the FERC's belief that the regulatory commissions of the affected states would have authority to approve or disapprove the Mergers. The companies accepted the FERC's conditions and indicated their belief that none of the conditions would have a material adverse effect on the operations, financial condition, or business prospects of CINergy. Certain parties petitioned for rehearing of the FERC's conditional approval. On September 15, 1993, Energy and CG&E filed a statement with the FERC clarifying their conclusions at that time that the Mergers would not require any prior approval of a state commission under state law. Given the issues raised on the requests for rehearing and the lack of certainty in the record regarding state regulatory powers, on January 12, 1994, the FERC issued an order withdrawing its prior conditional approval of the Mergers and initiating a 60-day, FERC-sponsored settlement procedure. The settlement procedure is expected to be concluded prior to the end of March 1994. The FERC has indicated that, if the settlement procedure is not successful, it intends to issue a further order setting appropriate issues for hearing.

The companies are currently participating in a collaborative process with representatives from the IURC, the Public Utilities Commission of Ohio, various consumer groups, and other parties to settle all merger-related issues. Discussions have also taken place with representatives of the Kentucky Public Service Commission (KPSC) regarding merger-related issues at the FERC. In conjunction with the FERC-sponsored settlement procedure, on February 11, 1994, Energy filed a petition with the IURC requesting approval of various proposals regarding state regulation after consummation of the Mergers. These proposals do not address the allocation between shareholders and customers of projected revenue requirement savings as a result of the Mergers. This allocation will be the subject of a subsequent IURC proceeding.

In connection with the 60-day, FERC-sponsored settlement procedure and the collaborative process, Resources, Energy, CINergy, the Indiana Utility Consumer Counselor, the Citizens Action Coalition of Indiana, Inc., and industrial customer representatives reached a global settlement agreement on merger-related issues. This agreement was filed with the IURC on March 2, 1994, and is expressly conditioned upon approval by the IURC in its entirety and without any change or condition that is unacceptable to any party. On March 4, 1994, CG&E, the Public Utilities Commission of Ohio, and the Ohio Office of Consumers Counsel reached an agreement substantially similar to the Indiana agreement. Both settlement agreements were filed with the FERC on March 4, 1994. Energy expects the FERC settlement judge to forward the settlements to FERC Commissioners on or about March 21, 1994, beginning what is normally a 30-day comment period. The Indiana settlement addresses, among other things, the coordination of state and Federal regulation, the operation of the combined Energy and CG&E electric utility system, the allocation of costs and their effect on customer rates, and a retail "hold harmless" provision that provides that Energy's retail rates will not reflect merger-related costs to the extent that they are not offset entirely by merger-related benefits.

IURC hearings on the Indiana settlement were held on March 17, 1994. Energy has asked the IURC for an order approving the settlement agreement by early April 1994, which should fall within the expected comment period at the FERC.

CG&E also filed with the FERC a unilateral offer of settlement addressing all issues raised in the KPSC's application for rehearing with the FERC. On March 15, 1994, CG&E filed an application with the KPSC seeking approval of the indirect acquisition of control of CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company.

Also included in the filings with the FERC were settlement agreements with WVPA and the city of Hamilton, Ohio. These agreements resolve issues related to the transmission of power and operation of Energy's jointly owned transmission system. Negotiations with other parties at the FERC are continuing.

Energy and CG&E also filed with the FERC the operating agreement among Energy, CG&E, and CINergy Services, Inc., a subsidiary of CINergy. The parties to the Indiana and Ohio FERC settlements have agreed to support or not oppose the operating agreement, and the settlements are conditioned upon the FERC approving the filed operating agreement without material change.

The Mergers are also subject to the approval of the Securities and Exchange Commission (SEC) under the PUHCA. An application requesting such SEC approval is expected to be filed during the first quarter or early second quarter of 1994. The PUHCA imposes restrictions on the operations of registered holding company systems. Among these are requirements that securities issuances, sales and acquisitions of utility assets or of securities of utility companies, and acquisitions of interests in any other business be approved by the SEC. The PUHCA also limits the ability of registered holding companies to engage in non-utility ventures and regulates holding company system service companies and the rendering of services by holding company affiliates to the system's utilities. Also, under the PUHCA, the divestiture of CG&E's gas operations may be required. The companies believe they have a justifiable basis for retention of CG&E's gas operations and will request SEC approval to retain this portion of the business. Divestiture, if ordered, would occur after the consummation of the Mergers. Historically, the SEC has allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value, which, in some cases, has been 10 to 20 years.

The companies' goal is to consummate the Mergers during the third quarter of 1994. However, if the settlement procedure is not successful and a hearing is convened by the FERC, the consummation of the Mergers would likely be further extended. There can be no assurance that the Mergers will be consummated.

See Notes 19, 20, and 21 beginning on page 61.

IPALCO's Withdrawn Acquisition Offer

On March 15, 1993, IPALCO announced its intention to make an offer to exchange IPALCO common stock and cash for all of the outstanding shares of Resources' common stock (Exchange Offer). IPALCO also announced its intention to solicit proxies to vote (i) in favor of its slate of five nominees for the Board of Directors of Resources at Resources' 1993 Annual Meeting of Shareholders and
(ii) against the merger with CG&E. On April 21, 1993, IPALCO commenced its Exchange Offer and also commenced solicitation of proxies. On August 23, 1993, at Resources' 1993 Annual Meeting of Shareholders, IPALCO announced that it had received insufficient proxies to elect its nominees to Resources' Board of Directors, and on that same date, terminated its Exchange Offer.

On October 27, 1993, Resources, Energy, CG&E, IPALCO, and other parties entered into a settlement agreement pursuant to which the parties agreed to settle all pending issues related to IPALCO's Exchange Offer. Among other things, the parties agreed, for a period of five years, to grant one another transmission access rights to other utilities, in certain circumstances, if those rights are required for one of the parties to obtain approval for a business combination with another utility. The parties would be fully compensated for any facilities made available. Energy currently has an open access tariff that allows other utilities to use its transmission facilities to deliver power, which it believes should be sufficient to satisfy this provision of the settlement agreement. The settlement agreement also provides that Indianapolis Power & Light (IP&L), IPALCO's principal subsidiary, will have the right to purchase power from Energy at current market prices. Energy has offered to sell IP&L up to 100 megawatts of power for each month in 1996 and up to 250 megawatts for each month in the years 1997 through 2000. The offer will remain open for one year, and if IP&L does not accept the offer, it will have a right of first refusal on the power for an additional six months.

Regulatory Matters

Environmental Order In 1992, Energy filed its plan for complying with Phase I of the acid rain provisions of the CAAA with the IURC. This filing was made pursuant to a state law enacted in 1991 which allows utilities to seek pre-approval of their compliance plans. In October 1993, the IURC issued an order approving Energy's Phase I compliance plan. The IURC's order also approved Energy's emission allowance banking strategy, which will afford Energy greater flexibility in developing its plan for complying with Phase II of the acid rain provisions of the CAAA. The IURC accepted Energy's proposal to annually review the implementation of its Phase I compliance plan and ordered a semi-annual review of Energy's emission allowance banking plan.

Energy had proposed innovative performance incentive mechanisms as part of its Phase I compliance plan and emission allowance banking strategy. In its post-hearing filing, Energy requested that the IURC defer consideration of such incentives to Energy's pending retail rate proceeding in which Energy has proposed modified environmental compliance incentives with respect to its emission allowance banking strategy.

Rate Case Energy filed testimony with the IURC in support of a $103 million, 11.6% retail rate increase. This rate proceeding addresses the financial and operating requirements of Energy on a "stand-alone" basis without consideration of the anticipated effects of the Mergers. Approximately 3.7% of the rate increase is needed to meet new environmental requirements, 6.6% is primarily needed to meet Energy's growing electric needs, including construction and operation of one combustion turbine generating unit and implementation of demand-side management (DSM) programs, and 1.3% of the increase is necessary for the recognition of postretirement benefits other than pensions on an accrual basis. Energy's petition for an increase in retail rates includes a "performance efficiency plan" which would allow Energy to retain all earnings up to a 12.5% common equity return and provide for sharing of common equity returns from 12.5% to 14.5% between shareholders and ratepayers depending upon Energy's performance on measures of customer prices, customer satisfaction, customer service reliability, equivalent availability of its generating units, and employee safety. All earnings above a 14.5% return on common equity would be returned to ratepayers. In addition, Energy is requesting approval of various ratemaking mechanisms to address regulatory lag on specific environmental and new generation projects to ensure that the interests of ratepayers and shareholders are properly aligned. One such mechanism includes capital costs associated with major environmental compliance projects and the applicable portion of its Wabash River clean coal project (Clean Coal Project) in rate base while the projects are under construction, as permitted by state law, thus allowing Energy to earn a cash return on these costs prior to the projects' in-service dates. Hearings are expected to begin in April 1994, and a final rate order is anticipated in late 1994 or early 1995. Energy cannot predict what action the IURC may take with respect to this proposed rate increase.

Settlement Agreement In December 1993, the IURC issued an order (December 1993 Order) approving a settlement agreement entered into by Energy, the appellants, and certain other intervenors which resolved the outstanding issues related to the appeals of the IURC's April 1990 Order and June 1987 Order. At issue with respect to the April 1990 Order was whether the level of return on common equity allowed Energy was adequately supported by factual findings. The April 1990 Order had been remanded to the IURC by the Indiana Court of Appeals for further proceedings, including redetermination of the cost of equity and its components. The June 1987 Order, which related to the effect on Energy of the 1987 reduction in the Federal income tax rate, had been remanded to the IURC by the Indiana Supreme Court and was awaiting a final order from the IURC. The December 1993 Order provides for Energy to refund $150 million to its retail customers ($119 million applicable to the June 1987 Order and $31 million applicable to the April 1990 Order). The December 1993 Order further provides for Energy to reduce its retail rates by 1.5% (approximately $13.5 million on an annual basis) to reflect a return on common equity of 14.25%. The refunds and rate reduction commenced in December 1993 (see Note 3 beginning on page 45).

Energy had previously recognized a loss of $139 million for the June 1987 Order. The difference between the $139 million and the $119 million portion of the refund applicable to the June 1987 Order is reflected in the Consolidated Statement of Income for the year ended December 31, 1993, as a reduction of the loss. The $31 million portion of the refund applicable to the April 1990 Order is reflected in the Consolidated Statement of Income for the same period as a reduction in operating revenues.

Energy has an agreement through January 1996 to sell, with limited recourse, an undivided percentage interest in certain of its accounts receivable from customers up to a maximum of $90 million. The refund provided for by the December 1993 Order reduced Energy's accounts receivable available for sale and caused a termination event under the agreement governing the sale of accounts receivable. Due to the temporary nature of the event, Energy obtained a waiver of the termination event provision of the agreement as it relates to the refund (see Note 9 beginning on page 49).




Manufactured Gas Plants

Coal tar residues and other substances associated with manufactured gas plant
(MGP) sites have been found at former MGP sites in Indiana, including, but not limited to, two sites previously owned by Energy. Energy has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to Indiana Gas and Water Company, Inc. (now Indiana Gas Company [IGC]).

In April 1993, IGC filed testimony with the IURC seeking recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which it has an interest, including sites acquired from Energy. In its testimony, IGC stated that it would also seek to recover a portion of these costs from other potentially responsible parties, including previous owners. The IURC has not ruled on IGC's petition.

With the exception of one site (Shelbyville), it is premature for Energy to predict the nature, extent, and costs of, or Energy's responsibility for, any environmental investigations and remediations which may be required at MGP sites owned, or previously owned, by Energy. With respect to the Shelbyville site, for which Energy and IGC are sharing the costs, based upon environmental investigations completed to date, Energy believes that any required investigation and remediation will not have a material adverse effect on its financial condition (see Note 15 beginning on page 58).

Other Industry Issues

Global Climate Change Concern has been expressed by environmentalists, scientists, and policymakers as to the potential climate change from increasing amounts of "greenhouse" gases released as by-products of burning fossil fuel and other industrial processes. In response to this concern, in October 1993, the Clinton Administration announced its plan to reduce greenhouse gases to 1990 levels by the year 2000. The plan calls for the reduction of 109 million metric tons of carbon equivalents of all greenhouse gases. Initially, the plan would rely largely on voluntary participation of many industries, with a substantial contribution expected from the utility industry. Numerous utilities, including Energy, have agreed to study voluntary, cost-effective emission reduction programs. Energy's voluntary participation would likely include its residential, commercial, and industrial DSM programs, increased use of natural gas in generation, and other energy efficiency improvements, and possibly other pollution prevention measures.
The Clinton Administration has stated it will monitor the progress of industry to determine whether targeted reductions are being achieved. If the Clinton Administration or Congress should conclude that further reductions are needed, legislation requiring utilities to achieve additional reductions is possible.

Air Toxics The air toxics provisions of the CAAA exempt fossil-fueled steam utility plants from mandatory reduction of 189 listed air toxics until the Environmental Protection Agency (EPA) completes a study on the risk of these emissions on public health. The EPA is not expected to complete its study until November 1995. If additional air toxics regulations are established, the cost of compliance could be significant. Energy cannot predict the outcome of this EPA study.

Future Outlook

Notwithstanding the anticipated benefits from the timely consummation of the Mergers, further improvement in Energy's financial condition is largely dependent on:

. Effectively responding to the increasing competitive pressures in the electric utility industry;

. Effectively managing its substantial construction program and achieving favorable results from related regulatory proceedings, including the current retail rate proceeding;

. Maintaining a regulatory climate that is responsive to and supportive of changes in the utility industry, including increased competition, business alliances, and the need to more closely align the economic interests of customers and shareholders through the application of incentive ratemaking, and more flexible pricing strategies; and

. Successfully accessing financial markets for capital needs, including issuance by Resources of significant amounts of common stock (see Capital Resources discussion beginning on page 27).

CAPITAL NEEDS

Construction

Energy's total construction expenditures over the 1994 to 1998 period are forecasted to be $1.1 billion, of which approximately $.8 billion is for capital improvements to, and expansion of, Energy's operating facilities, $.2 billion is for new generation, and $.1 billion is for environmental compliance. Total construction expenditures for 1993 and forecasted construction expenditures for the 1994 to 1997 period are approximately $.2 billion less than forecasted amounts for the same period reflected in Energy's 1992 Annual Report on Form 10-K, as amended. This reduction reflects continued aggressive management by Energy of its substantial construction program consistent with maintaining its competitive position and providing adequate and reliable service to its customers. (All forecasted amounts are in nominal dollars and reflect assumptions as to the economy, capital markets, construction program, legislative and regulatory actions, frequency and timing of rate increase requests, and other related factors which may be subject to significant change. In addition, forecasted construction expenditures do not reflect any consideration for the effects of the Mergers.)








Forecasted construction expenditures by year for new business, system reliability, new generation, environmental, and other projects are presented in the following table:

                                     1994     1995     1996     1997     1998
                                                   (in millions)
New business . . . . . . . . . .     $ 61     $ 66     $ 67     $ 59     $ 57

System reliability . . . . . . .       44       69       58       51       65

New generation . . . . . . . . .       42       84       19        7        7

Environmental. . . . . . . . . .       96       21        2        3        5

Other. . . . . . . . . . . . . .       66       67       44       41       45

  Total. . . . . . . . . . . . .     $309     $307     $190     $161     $179

Environmental

The acid rain provisions of the CAAA require reductions in both sulfur dioxide
(SO2) and nitrogen oxide (NOx) emissions from utility sources. Reductions of both SO2 and NOx emissions will be accomplished in two phases. Compliance under Phase I affects Energy's four largest coal-fired generating stations and is required by January 1, 1995. Phase II includes all of Energy's existing power plants, and compliance is required by January 1, 2000.

To achieve the SO2 reduction objectives of the CAAA, SO2 emission allowances will be allocated by the EPA to affected sources. Each allowance permits one ton of SO2 emissions. Energy will receive approximately 277,000 of these emission allowances per year during Phase I. As one of the most affected utilities, Energy will also be entitled to approximately 35,000 "midwestern" bonus allowances per year from 1995 through 1999. In addition, as a member of the Utility Extension Allowance Pooling Group, a group composed of a majority of the affected utilities currently planning to use qualifying Phase I technologies, e.g., flue-gas desulfurization (scrubbers), Energy expects to receive approximately 150,000 allowances during the Phase I period. The CAAA allows compliance to be achieved on a national level, which provides companies the option to achieve compliance by reducing emissions or purchasing emission allowances.

The Chicago Board of Trade (CBOT) was authorized to establish a futures-options market, and the CBOT also plans to administer a cash market in emission allowances. In addition, the CBOT will administer the EPA's annual auction and direct sales of emission allowances. In March 1993, the first annual auction of emission allowances was held. The EPA provided 150,000 allowances for this auction with the intent of stimulating the allowance trading market. The allowances provided by the EPA for auction become useable in either the year 1995 or 2000. The average price paid at the auction for an allowance first useable in 1995 was $156, with prices ranging from $131 to $450. Energy purchased 10,000 of these allowances for $150 each. The prices paid at the auction for an allowance first useable in the year 2000 ranged from $122 to $310 with an average of $136. The availability and economic value of allowances in the long-term is still uncertain.

As previously discussed, in October 1993, the IURC issued an order approving Energy's Phase I compliance plan and emission allowance banking strategy. To comply with Phase I of the CAAA SO2 requirements, Energy will have to reduce SO2 emissions by approximately 34% (based on an approximate 334,000 ton annual target) from 1991 levels or acquire offsetting emission allowances. Energy's compliance plan for the Phase I SO2 reduction requirements includes the addition of one scrubber at Gibson Unit 4 by late 1994, installation of flue-gas conditioning equipment on certain units, upgrading certain precipitators, implementation of its DSM programs, burning lower-sulfur coal at its four major coal-fired generating stations, and inclusion of the value of emission allowances in the economic dispatch process. To meet NOx reductions required by Phase I, Energy is installing low-NOx burners on affected units at these same stations. Energy's capital expenditures for Phase I compliance projects totaled approximately $290 million through December 31, 1993. In addition, the successful operation of Energy's Clean Coal Project will further reduce SO2 and NOx emissions (see New Generation discussion on page 26).

To comply with Phase II SO2 requirements, Energy must reduce SO2 emissions an additional 38% from 1991 levels (based on an approximate 143,000 ton annual cap) or acquire offsetting emission allowances. Own-system compliance alternatives could include additional scrubbers, use of western and midwestern coal blends, installation of precipitators, and installation of flue-gas conditioning equipment. Energy is evaluating these alternatives in order to provide the most cost-effective strategy for meeting Phase II SO2 requirements while maintaining optimal flexibility to meet potentially significant new environmental demands. To meet NOx reductions required by Phase II, Energy plans to install low-NOx burners on affected units. Energy anticipates filing its Phase II plan with the IURC as early as the fourth quarter of 1994.

Energy's implementation of its emission allowance banking strategy is a critical component of maintaining optimal flexibility in its Phase II compliance plan. In order to delay or eliminate own-system compliance alternatives, which could be significantly more costly, Energy intends to utilize its emission allowance banking strategy to the extent a viable emission allowance market is available. Energy is forecasting environmental compliance expenditures to meet the acid rain provisions of the CAAA ranging from $.6 billion to $1.2 billion during the 1994 to 2005 period. Energy's Phase I plan is expected to result in banked emission allowances by the year 2000 sufficient to meet its Phase II SO2 requirements for approximately three years. The low-end of the capital costs range assumes that Energy achieves Phase II compliance primarily by purchasing additional emission allowances and continuing to delay, or eliminate, capital intensive alternatives. However, as previously stated, the availability and economic value of emission allowances in the long-term is still uncertain. As such, the high-end of the range assumes that Energy is forced to achieve compliance through the own-system compliance alternatives previously discussed.

New Generation

In 1992, the United States Department of Energy (DOE) approved for partial funding a joint proposal by Energy and Destec Energy, Inc. (Destec) for a 262-megawatt clean coal power generating facility to be located at Energy's Wabash River Generating Station. In May 1993, the IURC issued "certificates of need" for the project. The total project cost, including construction, Destec's operating costs for a three-year demonstration period, and Energy's operating costs for a one-year demonstration period, is estimated to be $550 million. The DOE awarded the project up to $198 million. Of this amount, Energy will receive approximately $53 million to be used to offset project costs. The remainder of the project costs will be funded by Energy and Destec, with Energy's portion being approximately $108 million. The project is currently under construction and the three-year demonstration period of the project is expected to commence in the third quarter of 1995.

In 1992, the IURC issued certificates of need to Energy for the construction of two 100-megawatt combustion turbine generating units adjacent to its Cayuga Generating Station. The first unit went into service in June 1993. Energy intends to defer the second unit until 1996 and will purchase power during the interim period.

Other

Mandatory redemptions of long-term debt total $97 million during the 1994 to 1998 period (see Note 8 on page 49). Additionally, funds are required to make a payment of $80 million in accordance with the settlement of the Wabash Valley Power Association, Inc. (WVPA) litigation. This payment is not currently expected to occur before 1995 (see Note 2 beginning on page 43).

Since 1990, Energy has focused its marketing efforts on the aggressive implementation of various DSM programs. DSM generally refers to actions taken by a utility to affect customers' energy usage patterns. DSM programs are evaluated on an "equal footing" with supply-side options, with the goal of deferring the need for new generating capacity. The expenditures for these programs over the next five years are forecasted to be approximately $185 million. It is anticipated that these expenditures will result in a summer peak demand reduction of 236 megawatts by 1998, of which approximately 77 megawatts have already been achieved. The IURC has authorized Energy to defer DSM expenditures, with carrying costs, for subsequent recovery through rates. In its current retail rate proceeding, Energy has proposed to amortize and recover amounts deferred through July 1993 ($35 million), together with carrying costs, over a four-year period commencing with the effective date of the IURC's order in the current retail rate proceeding. Deferred DSM costs as of the effective date of an order in Energy's current retail rate proceeding, which are not included for recovery in the current proceeding, will continue to be deferred, with carrying costs, for recovery in subsequent rate proceedings. In addition, Energy has proposed the recovery of approximately $23 million of DSM expenditures in base rates on an annual basis. Energy has also requested that the IURC approve the deferral of reasonably incurred DSM expenditures which exceed the base level of $23 million.

CAPITAL RESOURCES

Cash flows from operations are forecasted to provide approximately 70% of the capital needs during the 1994 to 1998 period. External funds required during this period are estimated to be $.6 billion. (All forecasted amounts are in nominal dollars and reflect assumptions as to the economy, capital markets, construction program, legislative and regulatory actions, frequency and timing of rate increase requests, and other related factors which may be subject to significant change. In addition, forecasted cash flows from operations do not reflect any consideration for the effects of the Mergers.)

Internal Cash Flows

Over the next several years, Energy's internal cash flows are heavily dependent upon timely retail rate relief and obtaining the related requested modifications to traditional regulation. Integral to this effort is Energy's success in controlling its costs, obtaining performance based regulatory incentives, and securing alternative measures where necessary that allow for ultimate, although deferred, recovery of its costs, including a return to investors. This is especially important during the next three years when Energy's substantial construction program creates potentially significant regulatory lag (i.e., scheduling of capital investment projects cannot be fully synchronized with rate case timing). As previously discussed, Energy has filed testimony with the IURC in support of a $103 million, 11.6% retail rate increase. Approximately 10.3% of the pending rate increase request is needed to meet new environmental requirements and Energy's growing electric needs. Energy is also requesting approval of ratemaking mechanisms to provide more timely recovery of the costs associated with environmental and new generation projects. One such mechanism includes capital costs associated with major environmental compliance projects and the applicable portion of its Clean Coal Project in rate base, while the projects are under construction, as permitted by state law, thus allowing Energy to earn a cash return on these costs prior to the projects' in-service dates. The IURC's ruling in this proceeding is anticipated in late 1994 or early 1995.

Where the adverse effects on earnings and cash flows cannot be mitigated by rate relief, Energy is further addressing the issue of regulatory lag through accounting and ratemaking mechanisms that align the interests of customers and shareholders. In January 1993, Energy received authority from the IURC to continue accrual of the debt component of the allowance for funds used during construction (AFUDC) and to defer depreciation expense on its planned combustion turbine generating units and major environmental compliance projects from the respective in-service dates until the effective date of an order in its current retail rate proceeding. Energy has requested similar accounting treatment to mitigate regulatory lag in its current retail rate proceeding.

Energy's construction program will require rate relief during the next three years in addition to the current petition. Specifically, Energy expects to file for additional rate relief, primarily to reflect the costs of the Gibson Unit 4 scrubber, the Clean Coal Project, and potentially two additional combustion turbine generating units in rates. All of the major projects (Phase I environmental compliance, the Clean Coal Project, and one of the two combustion turbines) creating the need for retail rate relief have received pre-approval from the IURC for construction. Pre-approval of the second combustion turbine generating unit would be required before commencement of the project. Given its current low cost position, Energy believes that these rate increases, while significant, will not prevent it from maintaining competitive rates over the long-term.

Cash flows will be adversely affected by the $150 million refund resulting from the December 1993 Order, which will be partially offset by tax refunds in 1994 of approximately $29 million to realize the remaining tax consequences of the refund.

External Financing

Energy currently has IURC authority to issue up to an additional $428 million of long-term debt and $40 million of preferred stock. Energy will request regulatory approval to issue additional amounts of debt securities and preferred stock on an as needed basis. As of December 31, 1993, Energy has effective shelf registration statements for the sale of up to $315 million of debt securities and $40 million of preferred stock. In addition, as of December 31, 1993, Resources has an effective shelf registration statement for the sale of up to eight million shares of Resources' common stock. A public offering of Resources' common stock is expected to occur by mid-1994. The net proceeds from the issuance and sale of this common stock will be used by Resources to reduce its short-term indebtedness, with the balance contributed to the equity capital of Energy. Energy will use this contributed capital for general purposes, including construction expenditures.

Energy has regulatory authority to borrow up to $200 million under short-term credit arrangements. In connection with this authority, Energy has unsecured, but committed, lines of credit (Committed Lines) which currently permit borrowings of up to $155 million. In addition, Energy has temporary Committed Lines of $15 million. As of December 31, 1993, Energy had $111 million outstanding under these short-term borrowing arrangements. Energy also has Board of Directors approval to arrange for additional short-term borrowings of up to $100 million with various banks (Uncommitted Lines). The Uncommitted Lines are on an "as offered" basis with such banks. Under these arrangements, $16 million was outstanding as of December 31, 1993 (see Note 12 beginning on page 53).

Energy believes its current borrowing capacity and Resources' planned common stock issuance will be sufficient to meet short-term cash needs.

RESULTS OF OPERATIONS

Kilowatt-hour Sales

New customers and a return to more normal weather contributed to the 4% increase in total kwh sales in 1993, as compared to 1992. In addition, growth in the primary metals, transportation equipment, and precision instruments, photographic and optical goods sectors resulted in increased industrial sales. Partially offsetting these increases was a reduction in non-firm power sales for resale, which reflected a significant decrease in sales associated with third party short-term power to other utilities through Energy's system.

The reduction of sales for resale in 1992 was largely responsible for a 5% decrease in total kwh sales, as compared to 1991. Reflected in this decrease was the reduction of firm power sales to WVPA and the Indiana Municipal Power Agency (IMPA) as they served more of their customers' requirements from their portion of the jointly owned Gibson Unit 5. This resulted from the final (January 1, 1992) scheduled reduction and elimination of Energy's purchase obligations from WVPA and IMPA under the Gibson Unit 5 joint ownership arrangement. In addition, beginning August 1, 1992, WVPA substantially reduced its purchases associated with an interim scheduled power agreement between Energy and WVPA. Non-firm power sales also decreased, partially reflecting a reduction in sales associated with third party short-term power sales to other utilities through Energy's system. The decrease in domestic and commercial sales due to the milder weather experienced in 1992 was offset, in part, by continued growth in industrial sales.

Sales increases in 1991 were primarily related to higher sales to retail customers. Specifically, unusually hot temperatures experienced during the second and third quarters of 1991 contributed to increased sales to domestic and commercial customers, whereas industrial sales increased, in part, due to continued growth in production at Nucor Steel. Partially offsetting these increases were decreased sales for resale due to reduced sales to WVPA and IMPA. They served more of their customers' requirements from their portion of the jointly owned Gibson Unit 5 as a consequence of a scheduled (January 1, 1991) reduction (from 156 megawatts to 78 megawatts) in Energy's purchase obligations from WVPA and IMPA under the Gibson Unit 5 joint ownership arrangement.

Year-to-year changes in kwh sales for each class of customer are shown below:

                                         Increase (Decrease) from Prior Year
                                             1993        1992       1991
   Retail
     Domestic. . . . . . . . . . . . . . .   12.2%       (5.6)%     11.3%
     Commercial. . . . . . . . . . . . . .    7.2        (1.1)       7.3
     Industrial. . . . . . . . . . . . . .    5.5         4.8        3.3

   Total retail. . . . . . . . . . . . . .    8.0        (0.1)       6.8

   Sales for resale
     Firm power obligations. . . . . . . .    2.2       (28.6)      (3.9)
     Non-firm power transactions . . . . .  (15.4)      (12.4)      (6.3)

   Total sales for resale. . . . . . . . .   (9.8)      (18.3)      (5.4)

   Total sales . . . . . . . . . . . . . .    3.6        (5.3)       3.1

Energy currently forecasts a 2% annual compound growth rate in kwh sales over the 1994 to 2003 period. This forecast excludes non-firm power transactions and any potential long-term firm power sales at market-based prices.

Revenues

Revenues in 1993 remained relatively unchanged, reflecting increased kwh sales which were substantially offset by the $31 million refund resulting from the settlement of the April 1990 Order (see Note 3 beginning on page 45) and the effects of lower fuel costs.

Total operating revenues decreased $48 million (4%) in 1992, as compared to 1991, primarily as a result of the lower kwh sales previously discussed.

In 1991, revenues increased $14 million (1%). The increases realized from kwh sales were partially offset by the effects of the April 1990 (4.25%) retail rate reduction.

An analysis of operating revenues for the past three years is shown below:

                                                    1993       1992     1991
                                                          (in millions)
Previous year's operating revenues . . . . .       $1 072     $1 120   $1 106
Increase (decrease) due to change in:
 Price per kwh
   Retail. . . . . . . . . . . . . . . . . .          (58)        (5)     (24)
   Sales for resale
    Firm power obligations . . . . . . . . .           (1)         4       (5)
    Non-firm power transactions. . . . . . .            7        (12)      (4)
 Total change in price per kwh . . . . . . .          (52)       (13)     (33)

 Kwh sales
   Retail. . . . . . . . . . . . . . . . . .           72         (1)      60
   Sales for resale
    Firm power obligations . . . . . . . . .            1        (28)      (4)
    Non-firm power transactions  . . . . . .          (12)       (12)      (7)

 Total change in kwh sales . . . . . . . . .           61        (41)      49

 Other . . . . . . . . . . . . . . . . . . .           (3)         6       (2)
Current year's operating revenues. . . . . .       $1 078     $1 072   $1 120




Operating Expenses

Fuel

Fuel costs, Energy's largest operating expense, decreased $6 million (2%) in 1993. This decrease reflects Energy's continuing efforts to reduce the unit cost of fuel, which include increased purchases in the spot market and realized benefits from price reopener provisions of existing contracts. The following is an analysis of fuel costs for the past three years:

                                                     1993      1992     1991
                                                          (in millions)
Previous year's fuel expense . . . . . . . .         $392      $402     $392
Increase (decrease) due to change in:
  Price of fuel. . . . . . . . . . . . . . .          (15)       (5)      -
  Kwh generation . . . . . . . . . . . . . .            9        (5)      10

Current year's fuel expense. . . . . . . . .         $386      $392     $402

Purchased and Exchanged Power

In 1993, Energy increased its purchases of non-firm power primarily to serve its own load, which resulted in an increase in purchased and exchanged power of $11 million (77%), as compared to 1992.

Purchased and exchanged power decreased $40 million (74%) in 1992, as compared to 1991, reflecting the reduction in third party short-term power sales to other utilities through Energy's system and the scheduled reduction in Energy's purchase obligations from WVPA and IMPA under the Gibson Unit 5 joint ownership arrangement, as previously discussed.

Other Operation and Maintenance

Charges in 1991 for the incremental non-capital portion ($5 million) of the costs associated with a severe ice and wind storm primarily attributed to the $8 million (3%) decrease in 1992, as compared to 1991.

The incremental non-capital portion ($5 million) of storm damage repair costs described above and general inflationary effects on operating costs contributed to other operation and maintenance expenses increasing $15 million (6%) in 1991.

Depreciation

Additions to electric utility plant led to increases in depreciation expense of $10 million (8%) in 1993 and $6 million (5%) in 1992, when compared to each of the prior years.

In 1991, depreciation expense increased $9 million (8%) primarily reflecting additional plant ($7 million) and a full year's effect of the May 1990 revision in depreciation rates ($2 million), following approval by the IURC in its April 1990 Order.

Other Income and Expense - Net

Other income and expense, excluding the effects of the loss related to the IURC's June 1987 Order, increased $6 million in 1993, as compared to 1992. This increase was due, in part, to the implementation of the January 1993 IURC order authorizing the accrual of post-in-service carrying costs (see Note 1 beginning on page 42). In addition, the equity component of AFUDC increased primarily as a result of increased construction.

Interest and Preferred Dividends

Increased borrowings and accrued interest of $4 million in connection with the loss related to the IURC's June 1987 Order resulted in increased interest and preferred dividends of $7 million (10%) in 1992, as compared to 1991.

ACCOUNTING CHANGES

In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (Statement 112). Statement 112 establishes accounting standards for the costs of benefits provided to former or inactive employees, including their beneficiaries and dependents, after employment but before retirement. Under the provisions of Statement 112, the costs of these benefits will be recognized for accounting purposes when the employees or their beneficiaries become eligible for such benefits (accrual basis) rather than when such benefits are paid, which is Energy's current practice.
Energy's unrecognized and unfunded obligation for these benefits (the transition obligation) as of September 30, 1993, measured in accordance with the new accounting standard, is $8.5 million. The new standard requires immediate recognition of the transition obligation at the date the new standard is adopted. Energy is required to adopt Statement 112 effective January 1, 1994. In connection with its current retail rate proceeding, Energy has requested deferral of the transition obligation for recovery over a reasonable period of time beginning with an order in its next retail rate proceeding.

INFLATION

In a capital-intensive business such as the utility industry, inflation causes the internal generation of funds to be inadequate to replace and add to productive facilities. Depreciation, based on the original cost of property, does not adequately reflect the current cost of plant and equipment consumed during the year. Accounting based on historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-rate obligations such as long-term debt and preferred stock. Under the ratemaking prescribed by regulatory bodies, depreciation expense recoverable through Energy's rates is based on historical cost. Consequently, cash flows are inadequate to replace property in future years or preserve the purchasing power of common equity capital previously invested.
As a result, the common shareholder may experience a significant net purchasing power loss under inflationary conditions.

DIVIDEND RESTRICTIONS

See Note 6 on page 48 for a discussion of the restrictions on common dividends.










































        Index to Financial Statements and Financial Statement Schedules

                                                                  Page Number
Financial Statements

     Report of Independent Public Accountants. . . . . . . . .       34-35
     Consolidated Statements of Income for the
       three years ended December 31, 1993 . . . . . . . . . .         36
     Consolidated Balance Sheets at
       December 31, 1993 and 1992. . . . . . . . . . . . . . .       37-38
     Consolidated Statements of Changes in
       Common Stock Equity for the three years
       ended December 31, 1993 . . . . . . . . . . . . . . . .         39
     Consolidated Statements of Cash Flows
       for the three years ended December 31, 1993 . . . . . .         40
     Cumulative Preferred Stock. . . . . . . . . . . . . . . .         41
     Long-term Debt. . . . . . . . . . . . . . . . . . . . . .         41
     Notes to Consolidated Financial Statements. . . . . . . .       42-66




                                                                  Page Number
Financial Statement Schedules

     Schedule V - Electric Utility Plant . . . . . . . . . . .       79-81
     Schedule VI - Accumulated Depreciation. . . . . . . . . .       82-84
     Schedule VIII - Valuation and Qualifying Accounts . . . .       85-87

The information required to be submitted in schedules other than those indicated above has been included in the consolidated balance sheets, the consolidated statements of income, related schedules, the notes thereto or omitted as not required by the Rules of Regulation S-X.



















               ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of PSI Energy, Inc.:

We have audited the consolidated balance sheets of PSI Energy, Inc. (Energy) (a wholly owned subsidiary of PSI Resources, Inc.) and subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the management of Energy. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Energy and subsidiary as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As more fully discussed in Note 2, Wabash Valley Power Association, Inc.
(WVPA) filed suit against Energy for $478 million plus interest and other damages to recover its share of Marble Hill Nuclear Project (Marble Hill) costs. The suit was amended to include as defendants several officers of Energy and certain other parties, and to allege claims under the Racketeer Influenced and Corrupt Organizations Act, which would permit trebling of damages and assessment of attorneys' fees. The suit was further amended to add claims of common law fraud, constructive fraud and deceit and negligent misrepresentation against Energy and the other defendants. Energy and its officers have reached a settlement with WVPA that is subject to the approval of judicial and regulatory authorities and has recorded an estimated loss related to the litigation. The eventual outcome of this litigation cannot presently be determined.

As more fully discussed in Notes 11 and 14, effective January 1, 1993, Energy implemented the provisions of Statements of Financial Accounting Standards Nos. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and 109, "Accounting for Income Taxes."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index on page 33 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






ARTHUR ANDERSEN & CO.
Indianapolis, Indiana,
February 22, 1994.











































                                                   PSI ENERGY, INC.
                                           CONSOLIDATED STATEMENTS OF INCOME

                                                                 1993              1992              1991
                                                                        (in thousands)
OPERATING REVENUES (Note 3) . . . . . . . . . . . . . . . .   $1 078 269        $1 072 183        $1 119 820

OPERATING EXPENSES
    Operation
       Fuel . . . . . . . . . . . . . . . . . . . . . . . .      385 927           392 288           401 897
       Purchased and exchanged power. . . . . . . . . . . .       24 273            13 729            53 822
       Other operation. . . . . . . . . . . . . . . . . . .      186 695           185 859           192 770
    Maintenance . . . . . . . . . . . . . . . . . . . . . .       84 020            86 046            86 993
    Depreciation. . . . . . . . . . . . . . . . . . . . . .      126 821           117 092           111 428
    Post-in-service deferred
       depreciation . . . . . . . . . . . . . . . . . . . .       (5 069)             -                 -
    Taxes
       Federal and state income (Note 14) . . . . . . . . .       64 911            66 390            66 387
       State, local, and other. . . . . . . . . . . . . . .       45 477            42 334            41 493
                                                                 913 055           903 738           954 790

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .      165 214           168 445           165 030

OTHER INCOME AND EXPENSE - NET
    Loss related to the IURC's
       June 1987 Order (Note 3) . . . . . . . . . . . . . .       20 134              -             (135 000)
       Applicable income tax effects. . . . . . . . . . . .       (7 444)             -               49 910
                                                                  12 690              -              (85 090)
    Allowance for equity funds used
       during construction. . . . . . . . . . . . . . . . .       11 173             4 833             6 418
    Post-in-service carrying costs. . . . . . . . . . . . .        6 005              -                 -
    Other - net . . . . . . . . . . . . . . . . . . . . . .       (6 201)               32               646
                                                                  23 667             4 865           (78 026)

INCOME BEFORE INTEREST. . . . . . . . . . . . . . . . . . .      188 881           173 310            87 004

INTEREST
    Interest on long-term debt. . . . . . . . . . . . . . .       68 946            62 460            57 772
    Other interest. . . . . . . . . . . . . . . . . . . . .        4 191             9 552             2 463
    Allowance for borrowed funds used
       during construction. . . . . . . . . . . . . . . . .       (9 154)           (5 672)     (3 643)
                                                                  63 983            66 340            56 592

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .      124 898           106 970            30 412

PREFERRED DIVIDEND REQUIREMENT. . . . . . . . . . . . . . .       12 825             7 286            10 169

INCOME APPLICABLE TO COMMON STOCK . . . . . . . . . . . . .   $  112 073        $   99 684        $   20 243


The accompanying notes are an integral part of these consolidated financial statements.
























































                                                            PSI ENERGY, INC.

                                                       CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                                                        December 31
                                                                                                     1993               1992
                                                                                                  (dollars in thousands)
ELECTRIC UTILITY PLANT - ORIGINAL COST
    In service . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $3 449 127        $3 139 830
    Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1 455 871         1 380 442
                                                                                                   1 993 256         1 759 388

    Construction work in progress. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           243 802           232 105
             Total electric utility plant. . . . . . . . . . . . . . . . . . . . . . . . .         2 237 058         1 991 493

CURRENT ASSETS
    Cash and temporary cash investments. . . . . . . . . . . . . . . . . . . . . . . . . .             4 582             9 061
    Restricted deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            49 111            17 700
    Accounts receivable (Note 9) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            28 657            35 825
    Income tax refunds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            28 900              -
    Fossil fuel - at average cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            45 315           100 871
    Materials and supplies - at average cost . . . . . . . . . . . . . . . . . . . . . . .            31 212            35 077
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2 669             3 074
                                                                                                     190 446           201 608
OTHER ASSETS
    Regulatory assets (Note 16). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           118 809            30 051
    Unamortized costs of reacquiring debt. . . . . . . . . . . . . . . . . . . . . . . . .            39 504            36 795
    Unamortized debt expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9 332             6 358
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            53 280            38 080
                                                                                                     220 925           111 284


                                                                                                  $2 648 429        $2 304 385










The accompanying notes are an integral part of these consolidated financial statements.


                                                            PSI ENERGY, INC.

CAPITALIZATION AND LIABILITIES
                                                                                                        December 31
                                                                                                     1993               1992
                                                                                                  (dollars in thousands)
COMMON STOCK EQUITY (Note 6)
    Common stock - without par value; $.01 stated
       value; authorized shares - 60,000,000; outstanding
       shares - 53,913,701 in 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . .        $      539        $      539
    Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           229 288           221 812
    Accumulated earnings subsequent to November 30, 1986
       quasi-reorganization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           483 242           432 747
          Total common stock equity. . . . . . . . . . . . . . . . . . . . . . . . . . . .           713 069           655 098

CUMULATIVE PREFERRED STOCK - NOT SUBJECT
    TO MANDATORY REDEMPTION (Page 41, Note 7)  . . . . . . . . . . . . . . . . . . . . . .           187 989            87 074

LONG-TERM DEBT (Page 41, Note 8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           816 152           737 083
          Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1 717 210         1 479 255

CURRENT LIABILITIES
    Long-term debt due within one year . . . . . . . . . . . . . . . . . . . . . . . . . .               160            40 000
    Notes payable (Note 12). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           126 701           120 801
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           144 093            87 678
    Refund due to customers (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . .            81 832           139 134
    Litigation settlement (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            80 000            80 000
    Advance under accounts receivable
       purchase agreement (Note 9) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            49 940              -
    Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            37 269            46 396
    Accrued interest and customers' deposits . . . . . . . . . . . . . . . . . . . . . . .            25 792            27 362
                                                                                                     545 787           541 371

OTHER LIABILITIES
    Deferred income taxes (Note 14). . . . . . . . . . . . . . . . . . . . . . . . . . . .           281 417           188 252
    Unamortized investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . .            64 721            68 965
    Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            39 294            26 542
                                                                                                     385 432           283 759
COMMITMENTS AND CONTINGENCIES (Notes 2, 15, 19, and 21)
                                                                                                  $2 648 429        $2 304 385








                                                            PSI ENERGY, INC.

                                        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY


                                                                    Common            Paid-in         Accumulated
                                                                    Stock             Capital          Earnings
                                                                           (in thousands)
BALANCE DECEMBER 31, 1990. . . . . . . . . . . . . . . . . . . .     $539            $220 845           $413 939
    Net income . . . . . . . . . . . . . . . . . . . . . . . . .                                          30 412
    Gain on retiring preferred stock . . . . . . . . . . . . . .                            3
    Dividends on preferred stock . . . . . . . . . . . . . . . .                                         (10 202)
    Dividends on common stock. . . . . . . . . . . . . . . . . .                                         (47 237)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                        2 394                 61

BALANCE DECEMBER 31, 1991. . . . . . . . . . . . . . . . . . . .      539             223 242            386 973
    Net income . . . . . . . . . . . . . . . . . . . . . . . . .                                         106 970
    Costs of retiring preferred stock. . . . . . . . . . . . . .                       (1 430)
    Dividends on preferred stock . . . . . . . . . . . . . . . .                                          (7 568)
    Dividends on common stock. . . . . . . . . . . . . . . . . .                                         (53 589)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                                             (39)

BALANCE DECEMBER 31, 1992. . . . . . . . . . . . . . . . . . . .      539             221 812            432 747
    Net income . . . . . . . . . . . . . . . . . . . . . . . . .                                         124 898
    Costs of issuing and retiring
      preferred stock. . . . . . . . . . . . . . . . . . . . . .                       (5 062)
    Dividends on preferred stock . . . . . . . . . . . . . . . .                                         (12 288)
    Dividends on common stock. . . . . . . . . . . . . . . . . .                                         (62 191)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                       12 538                 76

BALANCE DECEMBER 31, 1993. . . . . . . . . . . . . . . . . . . .     $539            $229 288           $483 242







The accompanying notes are an integral part of these consolidated financial statements.









                                                            PSI ENERGY, INC.

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     1993            1992              1991
                                                                                           (in thousands)
OPERATING ACTIVITIES
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 124 898       $ 106 970         $  30 412
    Items providing (using) cash currently:
       Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    126 821         117 092           111 428
       Deferred income taxes and investment tax
          credits - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     68 103           8 917           (32 390)
       Allowance for equity funds used during
          construction . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (11 173)         (4 833)           (6 418)
       Regulatory assets - excluding demand-side
          management costs . . . . . . . . . . . . . . . . . . . . . . . . . . .    (29 909)         (6 681)             (448)
       Changes in current assets and current
          liabilities
             Restricted deposits . . . . . . . . . . . . . . . . . . . . . . . .        (69)         (9 724)             (207)
             Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .      7 168           8 916             8 395
             Income tax refunds. . . . . . . . . . . . . . . . . . . . . . . . .    (28 900)           -                 -
             Fossil fuel and materials and supplies. . . . . . . . . . . . . . .     59 421         (20 901)           17 618
             Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .     56 415          (7 834)            3 636
             Refund due to customers . . . . . . . . . . . . . . . . . . . . . .    (57 302)          4 134           135 000
             Litigation settlement . . . . . . . . . . . . . . . . . . . . . . .       -               -              (94 400)
             Advance under accounts receivable
               purchase agreement. . . . . . . . . . . . . . . . . . . . . . . .     49 940            -                 -
             Accrued taxes and interest. . . . . . . . . . . . . . . . . . . . .     (8 504)         16 189             4 171
       Other items - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (22 783)         (7 857)            2 088
             Net cash provided by (used in) operating
               activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    334 126         204 388           178 885

FINANCING ACTIVITIES
    Issuance of preferred stock. . . . . . . . . . . . . . . . . . . . . . . . .    156 325            -                 -
    Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .    241 704         224 331           139 045
    Funds on deposit from issuance of long-term
       debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (31 342)         12 733             1 211
    Retirement of preferred stock. . . . . . . . . . . . . . . . . . . . . . . .    (60 107)        (26 912)           (3 002)
    Redemption of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .   (207 880)       (184 135)          (59 530)
    Change in short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .      5 900         120 801           (17 000)
    Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . .    (12 288)         (7 568)          (10 202)
    Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . . . . .    (62 191)        (53 589)          (47 237)
    Other items - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12 538            -                2 394
             Net cash provided by (used in) financing
               activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .     42 659          85 661             5 679

INVESTING ACTIVITIES
    Utility plant additions. . . . . . . . . . . . . . . . . . . . . . . . . . .   (361 607)       (289 862)         (168 788)
    Allowance for equity funds used during
       construction. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11 173           4 833             6 418
    Demand-side management costs . . . . . . . . . . . . . . . . . . . . . . . .    (30 736)        (16 670)           (3 656)
    Equity investment in Argentine utility . . . . . . . . . . . . . . . . . . .        (94)           (505)             -
             Net cash provided by (used in) investing
               activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (381 264)       (302 204)         (166 026)

Net increase (decrease) in cash and temporary
    cash investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4 479)        (12 155)           18 538
Cash and temporary cash investments at
    beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9 061          21 216             2 678
Cash and temporary cash investments at end
    of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   4 582       $   9 061         $  21 216

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for:
       Interest (net of amount capitalized). . . . . . . . . . . . . . . . . . .  $  60 653       $  49 305         $  55 422
       Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     41 376          51 497            45 702


The accompanying notes are an integral part of these consolidated financial statements.






















































                                                            PSI ENERGY, INC.


                                                CUMULATIVE PREFERRED STOCK - NOT SUBJECT
                                                         TO MANDATORY REDEMPTION

                                                                                                          December 31
                                                                                                    1993                 1992
                                                                                                     (dollars in thousands)
Par value $25 per share - authorized 5,000,000 shares - outstanding
  4.32% Series   169,162 shares in 1993 and 1992 . . . . . . . . . . . . . . .                    $  4 229            $  4 229
  4.16% Series   148,763 shares in 1993 and 1992 . . . . . . . . . . . . . . .                       3 719               3 719
  7.44% Series 4,000,000 shares in 1993. . . . . . . . . . . . . . . . . . . .                     100 000                -

Par value $100 per share - authorized 5,000,000 shares - outstanding
 3 1/2% Series    41,770 shares in 1993 and 42,007 shares in 1992. . . . . . .                       4 177               4 201
 6 7/8% Series   600,000 shares in 1993. . . . . . . . . . . . . . . . . . . .                      60 000                -
  7.15% Series   158,640 shares in 1993 and 1992 . . . . . . . . . . . . . . .                      15 864              15 864
  8.52% Series   211,190 shares in 1992. . . . . . . . . . . . . . . . . . . .                        -                 21 119
  8.38% Series   162,520 shares in 1992. . . . . . . . . . . . . . . . . . . .                        -                 16 252
  8.96% Series   216,900 shares in 1992. . . . . . . . . . . . . . . . . . . .                        -                 21 690

    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    $187 989            $ 87 074


                                                             LONG-TERM DEBT

                                                                                                           December 31
                                                                                                     1993                1992
                                                                                                      (dollars in thousands)

First Mortgage Bonds (excluding amounts due within one year)
  Series P,  7 1/8%, due January 1, 1999 . . . . . . . . . . . . . . . . . . .                    $   -               $ 34 649
  Series R,  7 5/8%, due January 1, 2001 . . . . . . . . . . . . . . . . . . .                        -                 30 199
  Series S,      7%, due January 1, 2002 . . . . . . . . . . . . . . . . . . .                      26 429              26 429
  Series T,      8%, due February 1, 2004. . . . . . . . . . . . . . . . . . .                        -                 28 513
  Series Y,  7 5/8%, due January 1, 2007 . . . . . . . . . . . . . . . . . . .                      24 140              24 140
  Series Z,  8 1/8%, due October 1, 2007 . . . . . . . . . . . . . . . . . . .                        -                 70 450
  Series BB, 6 5/8%, due March 1, 2004 (Pollution Control) . . . . . . . . . .                       5 000               5 000
  Series NN,  7.60%, due March 15, 2012 (Pollution Control)  . . . . . . . . .                      35 000              35 000
  Series QQ, 8 1/4%, due June 15, 2013 (Pollution Control) . . . . . . . . . .                      23 000              23 000
  Series RR, 9 3/4%, due August 1, 1996  . . . . . . . . . . . . . . . . . . .                      50 000              50 000
  Series TT, 7 3/8%, due March 15, 2012 (Pollution Control). . . . . . . . . .                      10 000              10 000
  Series UU, 7 1/2%, due March 15, 2015 (Pollution Control). . . . . . . . . .                      14 250              14 250
  Series YY,   5.6%, due February 15, 2023 (Pollution Control) . . . . . . . .                      30 000                -
  Series ZZ, 5 3/4%, due February 15, 2028 (Pollution Control) . . . . . . . .                      50 000                -
    Total first mortgage bonds . . . . . . . . . . . . . . . . . . . . . . . .                     267 819             351 630

Secured Medium-term Notes
  Series A, 6.65% to 8.88%, due January 3, 1997 to June 1, 2022  . . . . . . .                     300 000             300 000
  Series B, 5.22% to 8.26%, due September 17, 1998 to August 22, 2022. . . . .                     230 000              66 000
  (Series A and B, 7.64% weighted average interest rate and
  18 year weighted average remaining life)
Pollution Control Notes (excluding amounts due within one year)
  5 3/4%, due December 15, 1994 to December 15, 2003 . . . . . . . . . . . . .                      20 000              20 160
Unamortized Premium and Discount - Net . . . . . . . . . . . . . . . . . . . .                      (1 667)               (707)

    Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    $816 152            $737 083














NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

(a) Consolidation Policy PSI Energy, Inc. (Energy) is a wholly-owned subsidiary of PSI Resources, Inc. (Resources). The accompanying Consolidated Financial Statements include the accounts of Energy and its subsidiary, PSI Energy Argentina, Inc., after elimination of intercompany transactions and balances.

(b) Regulation Energy is subject to regulation by the Indiana Utility Regulatory Commission (IURC) and the Federal Energy Regulatory Commission
(FERC). Energy's accounting policies conform to generally accepted accounting principles, as applied to regulated public utilities, and to the accounting requirements and ratemaking practices of these regulatory authorities.

(c) Electric Utility Plant, Depreciation, and Maintenance Substantially all electric utility plant is subject to the lien of Energy's first mortgage bond indenture (Indenture).

Construction work in progress is charged with a proportionate share of overhead costs. Construction overhead costs include salaries, payroll taxes, fringe benefits, and other expenses. Energy capitalizes an allowance for funds used during construction (AFUDC), an item not representing cash income, which is defined in the regulatory system of accounts prescribed by the FERC as the cost of capital used for construction purposes. The AFUDC rate was 9.5% in 1993, 8.5% in 1992, and 12.0% in 1991, and is compounded semi-
annually.

Energy's provision for depreciation is determined by using the straight-line method applied to the cost of depreciable plant in service. The composite depreciation rate was 3.8% per year during 1991 to 1993.

In January 1993, Energy received authority from the IURC to continue accrual of the debt component of AFUDC (post-in-service carrying costs) and to defer depreciation expense (post-in-service deferred depreciation) on its planned combustion turbine generating units and major environmental compliance projects from the date the projects are placed in service until the effective date of an order in Energy's current retail rate proceeding. This proceeding includes a request for authorization to recover a portion of these deferrals and to continue similar accounting treatment on these projects until an order in Energy's next retail rate proceeding.

Maintenance and repairs of property units and replacements of minor items of property are charged to maintenance expense. The costs of replacements of property units are capitalized. The original cost of the property retired and the related cost of removal, less salvage recovered, are charged to accumulated depreciation.

(d) Federal and State Income Taxes Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities. Investment tax credits utilized to reduce Federal income taxes payable have been deferred for financial reporting purposes and are being amortized over the useful lives of the property which gave rise to such credits.

(e) Operating Revenues and Fuel Costs Energy records revenues each period for energy delivered during the period.

Revenues reflect fuel cost charges based on the actual costs of fuel. Fuel cost charges applicable to all of Energy's metered kilowatt-hour sales are included in customer billings based on the estimated costs of fuel. Customer bills are adjusted in subsequent months to reflect the difference between actual and estimated costs of fuel. Indiana law subjects the recovery of fuel costs to a determination that such recovery will not result in earning a return in excess of that allowed by the IURC in its last general rate order.

(f) Debt Discount, Premium, and Issuance Expense and Costs of Reacquiring Debt Debt discount, premium, and issuance expense on Energy's outstanding long-term debt are amortized over the lives of the respective issues.

Energy defers costs (principally call premiums) arising from the reacquisition of long-term debt and amortizes such amounts over the remaining life of the debt reacquired.

(g) Consolidated Statements of Cash Flows All temporary cash investments with maturities of three months or less, when acquired, are reported as cash equivalents. Energy and its subsidiary had no material non-cash investing or financing transactions during the years 1991 to 1993.

(h) Reclassification Certain amounts in the 1991 and 1992 Consolidated Financial Statements have been reclassified to conform to the 1993 presentation.

2.  WVPA Litigation

In February 1984, Wabash Valley Power Association, Inc. (WVPA) discontinued payments to Energy for its 17% share of Marble Hill, a nuclear project jointly owned by Energy and WVPA which was cancelled by Energy in 1984, and filed suit against Energy in the United States District Court for the Southern District of Indiana (Indiana District Court), seeking $478 million plus interest and other damages to recover its Marble Hill costs. The suit was amended to include as defendants several officers of Energy along with certain contractors and their officers involved in the Marble Hill project, and to allege claims against all defendants under the Racketeer Influenced and Corrupt Organizations Act (RICO). Claims proven and damages allowed under RICO may be trebled and attorneys' fees assessed against the defendants. The suit was further amended to add claims of common law fraud, constructive fraud and deceit, and negligent misrepresentation against Energy and the other defendants.

In May 1985, WVPA filed for protection under Chapter 11 of the Federal Bank-ruptcy Code. Due to the Chapter 11 filing, Energy and WVPA entered into an agreement under which Energy agreed to place in escrow 17% of all salvage proceeds received from the sales of Marble Hill equipment, materials, and nuclear fuel after May 23, 1985.

In February 1989, Energy and its officers reached a settlement with WVPA which, if approved by judicial and regulatory authorities, will settle the suit filed by WVPA. The settlement is also contingent on the resolution of the WVPA bankruptcy proceeding.

The principal terms of the settlement are:

. Energy, on behalf of itself and its officers, will pay $80 million on behalf of WVPA to the Rural Electrification Administration (REA) and the National Rural Utilities Cooperative Finance Corporation (CFC). The $80 million obligation, net of insurance proceeds, other credits, and applicable income tax effects, was charged to income in 1988 and 1989.

. Energy will consent to the disbursement to REA and CFC of the balance in the Marble Hill salvage escrow account.

. Energy will pay to REA and CFC 17% of future Marble Hill salvage pro-ceeds, net of related salvage program expenses.

. WVPA will transfer its 17% interest in the Marble Hill site to Energy (exclusive of WVPA's interest in future salvage). Energy will assume responsibility for all future costs associated with the site, other than WVPA's 17% share of future salvage program expenses.

. Energy will enter into a 35-year take-or-pay power supply agreement for the sale of 70 megawatts of firm power to WVPA. Such power will be supplied from Gibson Unit 1 and will be priced at Energy's firm power rates for service to WVPA. The difference between the revenues received from WVPA and the costs of operating Gibson Unit 1 (the Margin) will be remitted annually by Energy, on behalf of itself and its officers, to REA and CFC to discharge a $90 million obligation, plus accrued interest. If, at the end of the term of the power supply agreement, the $90 million obligation plus accrued interest has not been fully discharged, Energy must do so within 60 days. The settlement provides that in the event Energy is party to a merger or acquisition, Energy and WVPA will use their best efforts to obtain regulatory approval to price the power sale exclusive of the effects of the merger or acquisition.

Certain aspects of the settlement are subject to approval by the FERC and potentially by the IURC and the Michigan Public Service Commission. At such time as the necessary approvals from these regulatory authorities are received, Energy will record a $90 million regulatory asset. Concurrently, a $90 million obligation to REA and CFC will be recorded as a long-term commitment. Recognition of the asset is based, in part, on projections which indicate that the Margin will be sufficient to discharge the $90 million obligation to REA and CFC, plus accrued interest, within the 35-year term of the power supply agreement. If, in some future period, projections indicate the Margin would not be sufficient to discharge the obligation plus accrued interest within the 35-year term, the deficiency would be recognized as a loss.

The alternative plans of reorganization sponsored by WVPA and REA incorporate the settlement agreement. However, REA's proposed plan provides for full recovery of principal and interest on WVPA's debt to REA, which is substantially in excess of the amount to be recovered under WVPA's proposed plan. In August 1991, the U.S. Bankruptcy Court for the Southern District of Indiana (Bankruptcy Court) confirmed WVPA's plan of reorganization and denied confirmation of REA's opposing plan. The Bankruptcy Court's approval of WVPA's reorganization plan is contingent upon WVPA's receipt of regulatory approval to increase its rates. REA appealed the Bankruptcy Court's decision to the Indiana District Court. Energy cannot predict the outcome of this appeal, nor is it known whether WVPA can obtain regulatory approval to increase its rates. If reasonable progress is not made in satisfying conditions to the settlement by February 1, 1995, either party may terminate the settlement agreement.

3.  Rates

(a) Settlement Agreement In April 1993, the Indiana Court of Appeals (Court of Appeals) issued a decision in the appeal of the IURC's April 1990 retail rate order (April 1990 Order). In its decision, the Court of Appeals ruled that the level of return on common equity allowed Energy in the April 1990 Order, including the range of common equity return, was not adequately supported by factual findings. The April 1990 Order was remanded to the IURC by the Court of Appeals for further proceedings including a redetermination of the cost of equity and its components.

In December 1993, the IURC issued an order (December 1993 Order) approving a settlement agreement entered into by Energy, the appellants, and certain other intervenors which resolved the outstanding issues related to the appeals of the April 1990 Order and the IURC's June 1987 tax order (June 1987 Order), which related to the effect on Energy of the 1987 reduction in the Federal income tax rate. The June 1987 Order had been remanded to the IURC by the Indiana Supreme Court and was awaiting a final order from the IURC. The December 1993 Order provides for Energy to refund $150 million to its retail customers ($119 million applicable to the June 1987 Order and $31 million applicable to the April 1990 Order). The December 1993 Order further provides for Energy to reduce its retail rates by 1.5% (approximately $13.5 million on an annual basis) to reflect a return on common equity of 14.25%. The refunds and rate reduction commenced in December 1993. As of December 31, 1993, approximately $68 million of the $150 million refund has been reflected as a reduction in accounts receivable, with the remaining amount reflected in the accompanying Consolidated Balance Sheet at December 31, 1993, as "Refund due to customers".

Energy had previously recognized a loss of $139 million for the June 1987 Order. The difference between the $139 million and the $119 million portion of the refund applicable to the June 1987 Order is reflected in the Consolidated Statement of Income for the year ended December 31, 1993, as a reduction of the loss. The $31 million portion of the refund applicable to the April 1990 Order is reflected in the Consolidated Statement of Income for the same period as a reduction in operating revenues.

(b) Current Retail Rate Proceeding Energy filed testimony with the IURC in support of a $103 million, 11.6% retail rate increase. The rate increase is needed to meet new environmental requirements, Energy's growing electric needs, including construction and operation of one combustion turbine generating unit and implementation of demand-side management (DSM) programs, and to recognize postretirement benefits other than pensions on an accrual basis. In addition, Energy is requesting approval of various ratemaking mechanisms to address regulatory lag on specific environmental and new generation projects. Hearings are expected to begin in April 1994, and a final rate order is anticipated in late 1994 or early 1995.

4.  Resources' Common Stock

Resources' common stock shares reserved for issuance at December 31, 1993, and the shares issued in 1993, 1992, and 1991 were as follows:

                                      Shares
                                    Reserved at           Shares Issued
                                   Dec. 31, 1993     1993      1992     1991
401(k) Savings Plans. . . . . . .      712 297     301 803   284 686  144 779

Dividend Reinvestment and Stock
  Purchase Plan . . . . . . . . .    3 523 458     111 889   140 383  106 183

Directors' Deferred Compensation
  Plan. . . . . . . . . . . . . .       40 111      59 889      -        -

Performance Shares Plan . . . . .      120 536      27 807    25 568   38 318

Employee Stock Purchase and
  Savings Plan. . . . . . . . . .      803 283         238   126 616      343

1989 Stock Option Plan. . . . . .    1 337 500     135 900      -         100

Resources is a party to two Master Trust Agreements whereby all accrued benefit payments or awards under certain benefit plans are to be funded in the event of a "potential change in control" (as defined in the Master Trust Agreements). The Master Trust Agreements provide for the payment of amounts which may become due under such plans, subject only to claims of general creditors of Resources in the event Resources were to become bankrupt or insolvent. In addition to the above issuances of common stock, as of December 31, 1993, Resources had issued to the trustee of its Master Trust Agreements 1,093,520 shares of common stock for all employees and directors participating in the 1989 Stock Option Plan, and the Employee Stock Purchase and Savings Plan. These issuances were required as a result of the announcement of the merger with The Cincinnati Gas & Electric Company (CG&E) (see Note 19 beginning on page 61).

In April 1990, the shareholders of Resources approved an Employee Stock Purchase and Savings Plan designed to conform with Section 423 of the Internal Revenue Code. The initial offering under the plan allowed eligible employees, through payroll deductions, the option to purchase Resources' common stock at $16.51 per share on August 31, 1992, and the second offering under this plan allows for the purchase of Resources' common stock at $18.05 per share on October 31, 1994. With respect to the second offering, eligible employees purchased 71,188 shares of Resources' common stock at $18.05 per share on February 2, 1994. This accelerated opportunity was a result of the approval of the merger with CG&E by Resources' shareholders in November 1993.

In January 1994, Resources' Board of Directors approved the issuance of up to 94,364 shares, distributable over two years, under the Performance Shares Plan, a long-term incentive compensation plan for certain officers.

Resources currently has an effective shelf registration statement for the sale of up to eight million shares of common stock.

5.  Resources' Stock Option Plan

In April 1989, the shareholders of Resources approved a stock option plan (1989 Stock Option Plan) under which incentive and non-qualified stock options and stock appreciation rights may be granted to key employees, officers, and outside directors. Common stock granted under the 1989 Stock Option Plan may not exceed 2.5 million shares. Options are granted at the fair market value of the shares on the date of grant, except that non-qualified stock options were granted to two executive officers when the plan was adopted at an option price equal to 91% of the fair market value of the shares at the date of grant. Options have a purchase term of up to 10 years, and all options, not previously vested, became vested upon approval of the merger with CG&E by Resources' shareholders. No incentive stock options may be granted under the plan after January 31, 1999.
















The 1989 Stock Option Plan activity for 1991, 1992, and 1993 is summarized as follows:

                                                                   Range of
                                               Shares Subject   Option Prices
                                                  to Option       Per Share
Balance at December 31, 1990. . . . . . . .       1 122 500    $12.54 to 17.31
Options Granted . . . . . . . . . . . . . .          62 500     16.38 to 16.63
Options Exercised . . . . . . . . . . . . .            (100)        13.44

Balance at December 31, 1991. . . . . . . .       1 184 900    $12.54 to 17.31
Options Granted . . . . . . . . . . . . . .          25 000         17.75
Options Cancelled . . . . . . . . . . . . .         (50 000)        16.94

Balance at December 31, 1992. . . . . . . .       1 159 900    $12.54 to 17.75
Options Exercised . . . . . . . . . . . . .        (135 900)    12.54 to 16.94

Balance at December 31, 1993. . . . . . . .       1 024 000    $12.79 to 17.75

Shares Reserved for Future Grants
    At December 31, 1991. . . . . . . . . .       1 312 500
    At December 31, 1992. . . . . . . . . .       1 337 500
    At December 31, 1993. . . . . . . . . .       1 337 500

No stock appreciation rights have been granted under this plan. The total options exercisable at December 31, 1993, 1992, and 1991, were 1,024,000, 714,900, and 542,400, respectively.

6.  Common Stock

All of Energy's common stock is held by Resources. No common dividends can be paid by Energy if there are dividends in arrears on its preferred stock.

Energy's Indenture provides that, so long as any bonds are outstanding under the Indenture, Energy shall not declare or pay cash dividends on shares of its capital stock (other than on preferred stock) except out of its earned surplus or net profits. In addition, Energy's Amended Articles of Consolidation limit dividends on common stock to 75% of net income available for common stock if the ratio of common stock equity to total capitalization is less than 25%, or to 50% of such net income available if such ratio is less than 20%.
Compliance with this provision is determined based on income available for common stock during the preceding 12-month period and the common stock equity balance after payment of the applicable dividend. At December 31, 1993, Energy's common stock equity was 42% of total capitalization, excluding debt due within one year. The above restrictions would limit Energy's common dividends to $347 million as of December 31, 1993.




7.  Preferred Stock

In 1993, Energy issued $100 million of 7.44% Series Cumulative Preferred Stock, $25 par value. This preferred stock is not redeemable prior to March 1, 1998, and is redeemable thereafter at the option of Energy. In addition, Energy issued $60 million of 6 7/8% Series Cumulative Preferred Stock, $100 par value. This preferred stock is not redeemable prior to October 1, 2003, and is redeemable thereafter at the option of Energy. Energy applied the net proceeds of the $60 million issuance to the refinancing of 162,520 shares of 8.38% Series and 211,190 shares of 8.52% Series, $100 par value, Cumulative Preferred Stock at $101 per share and 216,900 shares of 8.96% Series, $100 par value, Cumulative Preferred Stock at $103 per share in December 1993. As of December 31, 1993, Energy can sell up to an additional $40 million of preferred stock under an effective shelf registration statement and IURC authority.

Energy retired 237 shares, 10 shares, and 50 shares in 1993, 1992, and 1991, respectively, of its $100 par value, 3 1/2% Series Cumulative Preferred Stock. In addition, Energy redeemed all 255,000 outstanding shares of its $100 par value, 13.25% Series Cumulative Preferred Stock in 1992 and redeemed 30,000 shares of this series in 1991.

8.  Long-term Debt

The sinking fund requirements with respect to Energy's long-term debt outstanding at December 31, 1993, are $.2 million in 1994, $.4 million per year during 1995 to 1997, and $.5 million in 1998.

Long-term debt maturities for the next five years are $50 million in 1996, $10 million in 1997, and $35 million in 1998.

Energy currently has IURC authority to issue up to $428 million of first mortgage bonds or other long-term debt. As of December 31, 1993, Energy can sell up to $315 million of these debt securities under an effective shelf registration statement.

9.  Sale of Accounts Receivable

Energy has an agreement through January 1996 to sell, with limited recourse, an undivided percentage interest in certain of its accounts receivable from customers up to a maximum of $90 million. As of December 31, 1993, Energy's obligation under the limited recourse provision is $22 million. The refund provided for by the December 1993 Order, as previously discussed (see Note 3 beginning on page 45), reduced accounts receivable available for sale at December 31, 1993, to $40 million. Accounts receivable on the Consolidated Balance Sheets are net of the $40 million and $90 million interest sold at December 31, 1993, and December 31, 1992, respectively. The excess of $90 million over the accounts receivable available for sale at December 31, 1993, is reflected in the Consolidated Balance Sheet as "Advance under accounts receivable purchase agreement".

The refund provided for by the December 1993 Order caused a termination event under the agreement governing the sale of accounts receivable. Due to the temporary nature of this event, Energy obtained a waiver of the termination event provision of the agreement as it relates to the refund.

Effective February 1, 1991, Energy entered into an interest rate swap agreement which effectively changed Energy's variable interest rate exposure on its sale of accounts receivable to a fixed rate of 8.19%. The interest rate swap agreement matures January 31, 1996. In the event of nonperformance by the other parties to the interest rate swap agreement, Energy would be exposed to floating rate conditions.

10.  Pension Plan

Energy's defined benefit pension plan (Plan) covers all employees meeting certain minimum age and service requirements. Plan benefits are determined under a final average pay formula with consideration of years of participation, age at retirement, and the applicable average Social Security wage base.

Energy's funding policy is to maintain the Plan on an actuarially sound basis. Energy's contribution for the 1993 plan year is $8.2 million. Contributions applicable to the 1992 and 1991 plan years were $7.4 million and $7.9 million, respectively. The Plan's assets consist of investments in equity and fixed income securities.

Pension costs for 1993, 1992, and 1991 include the following components:

                                                   1993      1992     1991
                                                        (in millions)
Benefits earned during the period . . . . . . .   $  7.7    $  7.1   $  6.6
Interest accrued on projected
  benefit obligation. . . . . . . . . . . . . .     19.4      18.3     17.0
Return on Plan assets
  Actual. . . . . . . . . . . . . . . . . . . .    (38.5)    (24.1)   (38.8)
  Deferred gain . . . . . . . . . . . . . . . .     19.5       6.8     23.2
Net amortization. . . . . . . . . . . . . . . .       .6        .6       .6

Total pension costs . . . . . . . . . . . . . .   $  8.7    $  8.7   $  8.6














The following table reconciles the Plan's funded status at September 30, 1993, 1992, and 1991 with amounts recorded in the Consolidated Financial Statements. Under the provisions of Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (Statement 87), certain assets and obligations of the Plan are deferred and recognized in the Consolidated Financial Statements in subsequent periods.

                                                    1993     1992     1991
                                                        (in millions)
Actuarial present value of benefits
  Vested benefits . . . . . . . . . . . . . . .    $206.1   $172.3   $163.6
  Non-vested benefits . . . . . . . . . . . . .       8.5      6.8      6.0
  Effect of future compensation increases . . .      55.4     55.3     50.8

    Projected benefit obligation. . . . . . . .     270.0    234.4    220.4

Plan assets at fair value . . . . . . . . . . .     266.0    231.4    209.8

Projected benefit obligation in
  excess of Plan assets . . . . . . . . . . . .      (4.0)    (3.0)   (10.6)

Remaining balance of net Plan assets existing
  at date of initial application of Statement
  87 to be recognized as a reduction of
  pension cost in future periods. . . . . . . .      (6.4)    (7.1)    (7.8)

Unrecognized net (gain) loss resulting from
  experience different from that assumed and
  effects of changes in assumptions . . . . . .       (.9)    (2.7)     4.4

Prior service cost not yet recognized in net
  periodic pension costs. . . . . . . . . . . .      14.9     17.4     18.7

Prepaid pension costs at December 31. . . . . .    $  3.6   $  4.6   $  4.7

                                                    1993     1992     1991
Actuarial Assumptions:
For determination of projected benefit
  obligation
  Weighted average discount rate . . . . . . .      7.5%     8.5%     8.5%
  Rate of increase in future compensation. . .      4.5      5.5      5.5

For determination of pension costs
  Rate of return on Plan assets. . . . . . . .      9.0      9.0      9.0


11.  Other Postretirement and Postemployment Benefits

(a) Postretirement Benefits Energy provides certain health care and life insurance benefits to retired employees and their eligible dependents. Energy's employees are eligible for postretirement health care benefits if they retire at age 55 or older with at least 10 years of service and are eligible for life insurance if they retire with unreduced pension benefits. The health care benefits provided include medical, prescription drugs, and dental. Prior to 1993, the cost of retiree health care was charged to expense as claims were paid and the cost of life insurance benefits was charged to expense at retirement. Energy does not currently pre-fund its obligation for these postretirement benefits.

Effective with the first quarter of 1993, Energy implemented the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (Statement 106). Under the provisions of Statement 106, the costs of health care and life insurance benefits provided to retirees are recognized for accounting purposes during periods of employee service (accrual basis). The unrecognized and unfunded Accumulated Postretirement Benefit Obligation (APBO) existing at the date of initial application of Statement 106 (i.e., the transition obligation) of $107.6 million is being amortized over a 20-year period.

Postretirement benefit costs for 1993 include the following components:

                                                     Amount
                                                 (in millions)

Benefits earned during the period. . . . . . . .     $ 3.4
Interest accrued on APBO . . . . . . . . . . . .       9.3
Amortization of transition obligation. . . . . .       5.4

Total postretirement benefit costs . . . . . . .     $18.1

In December 1993, the IURC issued a generic order regarding regulatory treatment of postretirement benefit costs other than pensions determined in accordance with the provisions of Statement 106. In accordance with the provisions of this order, Energy has included a request for recovery of these costs on an accrual basis in its current retail rate proceeding. Prior to the recovery of these costs in customers' rates on an accrual basis, the difference between postretirement benefit costs determined in accordance with the provisions of Statement 106 and the costs determined in accordance with Energy's previous accounting practice is being deferred for future recovery in accordance with the provisions of the generic order.

Postretirement benefit costs for 1993, 1992, and 1991, determined in accordance with Energy's previous accounting practice, were $5.3 million, $5.0 million, and $4.6 million, respectively.



The following table reconciles the APBO of the health care and life insurance plans at September 30, 1993, with amounts recorded in the Consolidated Financial Statements:

                                                          Amount
                                                       (in millions)
Actuarial present value of benefits
  Fully eligible active plan participants . . . . .      $ (20.8)
  Other active plan participants. . . . . . . . . .        (54.7)
  Retirees and beneficiaries. . . . . . . . . . . .        (61.5)
Projected APBO. . . . . . . . . . . . . . . . . . .       (137.0)
Unamortized transition obligation . . . . . . . . .        102.2
Benefit payments subsequent to
  September 30, 1993. . . . . . . . . . . . . . . .          1.1
Unrecognized net loss resulting from
  experience different from that assumed
  and effect of changes in assumptions. . . . . . .         16.0
Accrued postretirement benefit obligation at
  December 31, 1993 . . . . . . . . . . . . . . . .      $ (17.7)

The weighted-average discount rate used in determining the APBO at September 30, 1993, was 7.5%. The assumed initial health care cost trend rate used in measuring the APBO was 8% for dental and post-65 medical and 12% for pre-65 medical and prescription drugs. These rates are assumed to decrease gradually to an ultimate level of 5% by the year 2007. Increasing the health care cost trend rate by one percentage point in each year would increase the APBO as of September 30, 1993, by approximately $19 million (14%) and the aggregate of the service and interest cost components of the postretirement benefit costs for 1993 by approximately $2 million (17%).

(b) Postemployment Benefits In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (Statement 112). Statement 112 establishes accounting standards for the costs of benefits provided to former or inactive employees, including their beneficiaries and dependents, after employment but before retirement. Under the provisions of Statement 112, the costs of these benefits will be recognized for accounting purposes when the employees or their beneficiaries become eligible for such benefits (accrual basis) rather than when such benefits are paid, which is Energy's current practice. Energy's unrecognized and unfunded obligation for these benefits (the transition obligation) as of September 30, 1993, measured in accordance with the new accounting standard, is $8.5 million. The new standard requires immediate recognition of the transition obligation at the date the new standard is adopted. Energy is required to adopt Statement 112 effective January 1, 1994. In connection with its current retail rate proceeding, Energy has requested deferral of the transition obligation for recovery over a reasonable period of time beginning with an order in its next retail rate proceeding.

12.  Notes Payable

Energy currently has IURC authority to borrow up to $200 million under short-term credit arrangements. In connection with this authority, Energy has established agreements with 11 banks for unsecured, but committed, lines of credit (Committed Lines) which currently permit borrowings of up to $155 million. These Committed Lines provide for maturities of one year and one day with interest rate options at or below prime rate. In addition, Energy has a temporary Committed Line with one bank of $15 million which provides for maturities of less than one year. Energy also issues commercial paper from time to time. All outstanding commercial paper is supported by Energy's Committed Lines.

Amounts outstanding under the above lines of credit would become immediately due upon an event of default which includes non-payment, default under other agreements governing company indebtedness, bankruptcy, or insolvency. Commitment fees, which are assessed on the daily unused portion of the Committed Lines, were immaterial during 1991 to 1993.

Energy also has Board of Directors' approval to arrange for additional short-term borrowings of up to $100 million with various banks on an "as offered" basis (Uncommitted Lines). All Uncommitted Lines provide for maturities of 364 days with various interest rate options.

For the years 1993, 1992, and 1991, short-term borrowings outstanding at various times were as follows:

                                                                    Weighted
                                Weighted    Maximum       Average   Average
                                Average     Amount        Amount    Interest
                       Balance  Interest  Outstanding   Outstanding   Rate
                         at     Rate at     at Any      During the   During
                       Dec. 31  Dec. 31    Month End       Year     the Year
(dollars in millions)
1993
Bank loans. . . . . .  $126.7     3.4%      $126.7        $69.8       3.4%
Commercial paper. . .     -        -          24.8          6.4       3.3

1992
Bank loans. . . . . .   120.8     3.9        120.8         77.3       4.0
Commercial paper. . .     -        -          30.7          8.2       3.8

1991
Bank loans. . . . . .     -        -          34.5          6.9       5.7











13.  Fair Value of Financial Instruments

The estimated fair values of Energy's financial instruments were as follows:

                                      December 31            December 31
                                         1993                   1992
                                  Carrying    Fair       Carrying    Fair
Financial Instrument               Amount     Value       Amount     Value
                                                (in millions)

Cash and temporary
  cash investments. . . . . . .    $  5       $  5        $  9       $  9
Restricted deposits . . . . . .      49         49          18         18
Long-term debt (includes
  amounts due within one year).     816        896         777        807
Notes payable . . . . . . . . .     127        127         121        121

The following methods and assumptions were used to estimate the fair values of these financial instruments:

Cash and temporary cash investments, restricted deposits, and notes payable The carrying amounts approximate fair values.

Long-term debt The fair value of Energy's long-term debt issues, excluding tax-exempt bonds, was estimated based on the latest quoted market prices or, if not publicly traded, on the current rates offered to Energy for debt of the same remaining maturities. The fair value of tax-exempt bonds was estimated by obtaining broker quotes.

Under current regulatory treatment, gains and losses on reacquisition of long-term debt are amortized in customers' rates over the remaining life of the debt reacquired. Accordingly, any reacquisition would not have a material effect on Energy's financial position or results of operations.

14.  Income Taxes

Effective with the first quarter of 1993, Energy implemented the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities. Energy adopted this new accounting standard as the cumulative effect of a change in accounting principle with no restatement of prior periods. The adoption of Statement 109 had no material effect on Energy's consolidated earnings or the Consolidated Balance Sheet.

In August 1993, Congress enacted the Omnibus Budget Reconciliation Act of 1993
(Act), which included a provision to increase the Federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. Statement 109 requires adjustment of deferred income taxes upon enacted changes in income tax rates. The change in the income tax rate resulted in an increase in the net deferred income tax liability of approximately $12 million and recognition of a regulatory asset of approximately $12 million to reflect expected future recovery of the increased liability in customers' rates.

The significant components of Energy's net deferred income tax liability at December 31, 1993, and January 1, 1993, after adoption of the provisions of Statement 109, are as follows:

                                                  December 31,    January 1,
                                                      1993           1993
                                                         (in millions)
Deferred Income Tax Liabilities
  Electric utility plant. . . . . . . . . . .       $309.6         $288.3
  Unamortized costs of reacquiring debt . . .         15.0           13.6
  Regulatory assets . . . . . . . . . . . . .         27.5            9.5
  Other . . . . . . . . . . . . . . . . . . .          3.2            4.8
    Total deferred income tax liabilities . .        355.3          316.2

Deferred Income Tax Assets
  Unamortized investment tax credits. . . . .         24.5           25.5
  Litigation settlement . . . . . . . . . . .         29.8           29.0
  Refund due to customers . . . . . . . . . .           -            51.4
  Other . . . . . . . . . . . . . . . . . . .         19.6           20.3
    Total deferred income tax assets. . . . .         73.9          126.2

Net Deferred Income Tax Liability . . . . . .       $281.4         $190.0


























A summary of Federal and state income taxes charged (credited) to income and the allocation of such amounts is as follows:

                                                  1993      1992       1991
                                                        (in millions)
Current Income Taxes
  Federal . . . . . . . . . . . . . . . . . . .   $  .6     $47.3     $ 42.9
  State . . . . . . . . . . . . . . . . . . . .      .4       7.4        6.5
      Total current income taxes. . . . . . . .     1.0      54.7       49.4

Deferred Income Taxes
  Federal
    Depreciation. . . . . . . . . . . . . . . .     9.6       7.5       (1.8)
    Loss related to the IURC's
      June 1987 Order (Note 3). . . . . . . . .    45.9        -       (45.9)
    Litigation settlement . . . . . . . . . . .      -         -        24.7
    Demand-side management costs. . . . . . . .    10.6       5.3        1.2
    Other items - net . . . . . . . . . . . . .     (.7)      (.8)      (4.4)
      Total deferred Federal income taxes . . .    65.4      12.0      (26.2)
  State
    Depreciation. . . . . . . . . . . . . . . .     1.6        .7       (2.2)
    Loss related to the IURC's
      June 1987 Order (Note 3). . . . . . . . .     4.0        -        (4.0)
    Litigation settlement . . . . . . . . . . .      -         -         3.4
    Other items - net . . . . . . . . . . . . .     1.4        .6        2.3
      Total deferred state income taxes . . . .     7.0       1.3        (.5)

      Total deferred income taxes . . . . . . .    72.4      13.3      (26.7)

Investment Tax Credits - Net. . . . . . . . . .    (4.2)     (4.4)      (5.7)

      Total Income Taxes. . . . . . . . . . . .   $69.2     $63.6     $ 17.0

Allocated to:
  Operating income. . . . . . . . . . . . . . .   $64.9     $66.4     $ 66.4
  Other income and expense - net. . . . . . . .     4.3      (2.8)     (49.4)

                                                  $69.2     $63.6     $ 17.0

Energy participates in the filing of a consolidated Federal income tax return with its parent, Resources, and other affiliated companies. The current tax liability is determined on a stand-alone basis for each member of the group pursuant to a tax sharing agreement. As a result of the $150 million refund resulting from the December 1993 Order, Energy incurred an alternative minimum tax (AMT) liability of approximately $6.9 million ($2.3 million for the consolidated group) for 1993. AMT paid can be used as a tax credit to offset income taxes (other than AMT) payable in future years. Resources expects to be able to utilize the AMT credit in 1994. Pursuant to the tax sharing agreement, Energy reported the tax benefits of Resources' consolidated net operating loss of approximately $22 million and income taxes paid during 1993 in excess of the AMT liability as "Income tax refunds" on the December 31, 1993, Consolidated Balance Sheet.

Federal income taxes computed by applying the statutory Federal income tax rate to book income before Federal income tax are reconciled to Federal income tax expense reported in the Consolidated Statements of Income as follows:

                                                  1993       1992       1991
                                                        (in millions)
Statutory Federal income tax provision. . . . .  $65.3      $55.0      $13.9
Increases (Reductions) in taxes resulting from:
  Investment tax credits. . . . . . . . . . . .   (4.2)      (4.4)      (4.2)
  Depreciation and other utility plant-
    related differences . . . . . . . . . . . .    4.1        4.2        3.4
  AFUDC equity. . . . . . . . . . . . . . . . .   (3.9)      (1.6)      (2.2)
  Other - net . . . . . . . . . . . . . . . . .     .5        1.7         .1
Federal income tax expense. . . . . . . . . . .  $61.8      $54.9      $11.0

Resources' consolidated Federal income tax returns for the years 1989 and 1990 are currently under examination by the Internal Revenue Service. Resources believes it has adequate reserves to cover issues which may be raised in conjunction with this examination and does not believe the outcome of the examination will have a material effect on its financial condition or results of operations.

15.  Commitments and Contingencies

(a) Construction Energy will have substantial commitments in connection with its construction program for capital improvements to, and expansion of, its operating facilities, new generation, and environmental compliance. Aggregate expenditures for Energy's construction program for the years 1994 to 1998 are estimated to be $1.1 billion.

(b) Manufactured Gas Plants Coal tar residues and other substances associated with manufactured gas plant (MGP) sites have been found at former
MGP sites in Indiana, including, but not limited to, sites in Shelbyville and Lafayette, two sites previously owned by Energy. Energy has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to Indiana Gas and Water Company, Inc. (now Indiana Gas Company [IGC]), including the Shelbyville and Lafayette sites.

The Shelbyville site has been the subject of an investigation and cleanup enforcement action by the Indiana Department of Environmental Management
(IDEM) against IGC and Energy. Without admitting liability, Energy and IGC have jointly negotiated with the IDEM for a consent order to conduct a remedial investigation and feasibility study of the Shelbyville site. Energy and IGC are sharing equally in the costs of investigation and cleanup of this site.

In 1992, the IDEM issued an order to IGC, naming IGC as a responsible party as defined by the Comprehensive Environmental Response, Compensation and Liability Act, which requires investigation and remediation of the Lafayette
MGP site. IGC entered into an agreed order with the IDEM for the removal of MGP contamination at the site.

In April 1993, IGC filed testimony with the IURC seeking recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which it has an interest, including sites acquired from Energy. In its testimony, IGC stated that it would also seek to recover a portion of these costs from other potentially responsible parties, including previous owners. At this time, the IURC has not ruled on IGC's petition.

Except for the Shelbyville site, Energy has not assumed any responsibility to reimburse IGC for its costs for investigating and cleaning up MGP sites. With respect to the Shelbyville site, based upon environmental investigations completed to date, Energy believes that any required investigation and remediation will not have a material adverse effect on its financial condition. At this time, it is premature for Energy to predict the nature, extent, and costs of, or Energy's responsibility for, any environmental investigations and remediations which may be required at other MGP sites owned, or previously owned, by Energy.

(c) Fuel Litigation  Energy is currently involved in litigation with Exxon
Coal USA, Inc. and Exxon Corporation (Exxon) regarding, among other things, coal quality and pricing disputes, including whether the price for coal delivered under a coal supply contract should be $23.266 or $30 per ton. On
February 22, 1994, the United States Court of Appeals for the Seventh Circuit established the contract price at $30 per ton, reversing the trial court's decision determining the price at $23.266 per ton. During 1993, Energy paid
$23.266 per ton. Energy believes the additional cost to be incurred as a result of this decision should be recoverable through rates. Additionally, Exxon is seeking $17 million to $63 million in damages for Energy's failure to take coal after Energy terminated the contract pursuant to a December 1992 court decision, which was subsequently reversed. Energy believes the damages, if any, will be less than $17 million. Exxon has also alleged anticipatory breach of the contract; however, after reversal of the December 1992 court decision and reinstatement of the contract, Energy resumed acceptance of deliveries and has moved for summary judgment on this issue. At this time, Energy cannot predict the outcome of the remaining litigation, but no material adverse effect on Energy's financial condition is expected.

Energy initiated several arbitration proceedings to resolve disputes, including disputes related to price and coal quality, which have arisen under agreements between Amax Coal Company (Amax) and Energy. Energy cannot predict the ultimate resolution of the remaining issues subject to arbitration, but in the event the arbitrators decide that Amax is due additional amounts, Energy believes that Indiana's fuel adjustment clause process provides for recovery of such amounts from its customers.

16.  Regulatory Assets

The IURC has authorized Energy to defer DSM expenditures, with carrying costs, for subsequent recovery through rates. In its current retail rate proceeding, Energy has proposed to amortize and recover amounts deferred through July 1993
($35 million), together with carrying costs, over a four-year period commencing with the effective date of the IURC's order in the current retail rate proceeding. Deferred DSM costs as of the effective date of an order in Energy's current retail rate proceeding, which are not included for recovery in the current proceeding, will continue to be deferred, with carrying costs, for recovery in subsequent rate proceedings. In addition, Energy has proposed the recovery of approximately $23 million of DSM expenditures in base rates on an annual basis. Energy has also requested that the IURC approve the deferral of reasonably incurred DSM expenditures which exceed the base level of $23 million. Deferred DSM expenditures totaled $53 million and $23 million at December 31, 1993, and 1992, respectively.

Additionally, consistent with authorized ratemaking treatment, Energy is deferring certain costs associated with income taxes, postretirement benefits other than pensions, and its planned combustion turbine generating units and major environmental compliance projects. These deferrals totaled $45 million and $3 million at December 31, 1993, and 1992, respectively. Finally, in Energy's current retail rate proceeding, it is requesting ratemaking treatment for deferred costs associated with the merger with CG&E and certain fuel litigation. These deferrals totaled $21 million and $4 million at December
31, 1993, and 1992, respectively (see Notes 1, 3, 11, and 20 beginning on pages 42, 45, 51, and 63, respectively).

17.  Jointly Owned Plant

Energy is a joint owner of Gibson Unit 5 with WVPA and the Indiana Municipal
Power Agency (IMPA). Energy is also a joint owner with WVPA and IMPA of transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems which are operated and maintained by Energy. Proportionate operating expenses are billed to WVPA and IMPA and are reflected as a reduction of operating expenses in the Consolidated Statements of Income.

Energy's investment in jointly owned plant is as follows:

                                              1993                                           1992

                                                          Accumulated                                  Accumulated
(dollars in millions)         Share       Investment     Depreciation        Share       Investment   Depreciation
Gibson Unit 5 . . . . . .   50.05%          $  207          $ 84             50.05%       $  207            $ 76
Transmission property
  and local facilities. .   93.59            1 521           532             93.89         1 430             503











18.  1993 and 1992 Quarterly Financial Data (unaudited)

                                     Operating         Operating          Net
Quarter Ended                        Revenues           Income           Income
                                               (in millions)
1993
March 31. . . . . . . . . . . . .     $  286              $ 51            $ 35
June 30 . . . . . . . . . . . . .        221                17              16
September 30. . . . . . . . . . .        293                49              36
December 31 . . . . . . . . . . .        278                48              38
  Total . . . . . . . . . . . . .     $1 078              $165            $125

1992
March 31. . . . . . . . . . . . .     $  272              $ 43            $ 28
June 30 . . . . . . . . . . . . .        257                36              21
September 30. . . . . . . . . . .        273                44              27
December 31 . . . . . . . . . . .        270                45              31
  Total . . . . . . . . . . . . .     $1 072              $168            $107

19.  Pending Merger

General Resources, Energy, and CG&E entered into an Agreement and Plan of Reorganization dated as of December 11, 1992, which was subsequently amended and restated on July 2, 1993, and as of September 10, 1993 (as amended and restated, the "Merger Agreement"). Under the Merger Agreement, Resources will be merged with and into a newly formed corporation named CINergy Corp. (CINergy) and a subsidiary of CINergy will be merged with and into CG&E ("CG&E Merger", collectively referred to as the "Mergers"). Following the Mergers, CINergy will be the parent holding company of Energy and CG&E and will be required to register under the Public Utility Holding Company Act of 1935 (PUHCA).

The Merger Agreement can be terminated by any party, without financial penalty, if the Mergers are not consummated by June 30, 1994. Under certain circumstances, the termination of the Merger Agreement would result in the payment of termination fees which may not exceed $70 million, if Resources is required to pay, or $130 million, if CG&E is required to pay.

In August 1993, Resources established a $70 million irrevocable standby letter of credit in favor of CG&E to fund the aggregate amounts (not to exceed $70 million) payable in certain circumstances pursuant to the provisions of the Merger Agreement and the related Resources Stock Option Agreement as termination fees, option repurchase payments, and related expenses.

Exchange Ratio The Merger Agreement provides that, upon consummation of the Mergers, each outstanding share of common stock of Resources will be converted into the right to receive that number of shares of the common stock, par value of $.01 each, of CINergy obtained by dividing $30.69 by the average closing sales price of common stock, par value of $8.50 each, of CG&E as reported on the Transaction Reporting System operated by the Consolidated Tape Association for the 15 consecutive trading days preceding the fifth trading day prior to the Mergers; provided that, if the actual quotient obtained thereby is less than .909, the quotient shall be .909, and if the actual quotient obtained thereby is more than 1.023, the quotient shall be 1.023. The Merger Agreement also provides that, upon consummation of the Mergers, each outstanding share of common stock of CG&E will be converted into the right to receive one share of common stock of CINergy. The outstanding preferred stock and debt securities of Energy and CG&E will not be affected.

Shareholder and Regulatory Approvals In November 1993, the Mergers were approved by the shareholders of Resources and CG&E. In August 1993, the FERC conditionally approved the Mergers. This conditional approval was made by the FERC without a formal hearing and, according to public statements by the FERC Commissioners, was done in reliance, in part, on the FERC's belief that the regulatory commissions of the affected states would have authority to approve or disapprove the Mergers. The companies accepted the FERC's conditions and indicated their belief that none of the conditions would have a material adverse effect on the operations, financial condition, or business prospects of CINergy. Certain parties petitioned for rehearing of the FERC's conditional approval. On September 15, 1993, Energy and CG&E filed a statement with the FERC clarifying their conclusions at that time that the Mergers would not require any prior approval of a state commission under state law. Given the issues raised on the requests for rehearing and the lack of certainty in the record regarding state regulatory powers, on January 12, 1994, the FERC issued an order withdrawing its prior conditional approval of the Mergers and initiating a 60-day, FERC-sponsored settlement procedure. The settlement procedure is expected to be concluded prior to the end of March 1994. The FERC has indicated that, if the settlement procedure is not successful, it intends to issue a further order setting appropriate issues for hearing.

The companies are currently participating in a collaborative process with representatives from the IURC, the Public Utilities Commission of Ohio, the Kentucky Public Service Commission (KPSC), various consumer groups, and other parties to settle all merger-related issues. In conjunction with the FERC-sponsored settlement procedure, on February 11, 1994, Energy filed a petition with the IURC requesting approval of various proposals regarding state regulation after consummation of the Mergers. These proposals do not address the allocation between shareholders and customers of projected revenue requirement savings as a result of the Mergers. This allocation will be the subject of a subsequent IURC proceeding. Hearings on the current petition are expected to conclude prior to the end of the 60-day settlement period established by the FERC. In addition, CG&E had originally intended to file, in January 1994, an application with the KPSC for approval of the CG&E Merger. However, given the initiation of the FERC settlement procedure, CG&E notified the KPSC, and the KPSC agreed, that CG&E would temporarily defer such filing (see Note 21 on page 66 for a discussion of subsequent events).

The Mergers are also subject to the approval of the Securities and Exchange Commission (SEC) under the PUHCA. An application requesting such SEC approval is expected to be filed during the first quarter or early second quarter of 1994. Under the PUHCA, the divestiture of CG&E's gas operations may be required. The companies believe they have a justifiable basis for retention of CG&E's gas operations and will request SEC approval to retain this portion of the business. Divestiture, if ordered, would occur after the consummation of the Mergers. Historically, the SEC has allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value, which, in some cases, has been 10 to 20 years.

The companies' goal is to consummate the Mergers during the third quarter of 1994. However, if the settlement procedure is not successful and a hearing is convened by the FERC, the consummation of the Mergers would likely be further extended. There can be no assurance that the Mergers will be consummated.

Stock Option Agreements Concurrently with the Merger Agreement, Resources and CG&E have entered into reciprocal stock option agreements granting each other the right to purchase certain shares of their common stock under certain circumstances if the Merger Agreement becomes terminable, or is terminated, because of a breach or a third party proposal for a business combination. Specifically, under these certain circumstances, CG&E has the option to purchase 10 million shares of common stock of Resources at a price of $18.65 per share, and Resources has the option to purchase approximately 7.7 million shares of common stock of CG&E at a price of $24.325 per share. These options will terminate upon the earlier of the consummation of the Mergers, termination of the Merger Agreement pursuant to its terms (other than a breach or a third party proposal for a business combination), 180 days, or longer under certain circumstances, following the termination of the Merger Agreement due to a breach or a third party proposal for a business combination, or June 30, 1994.

20.  Pro Forma Condensed Consolidated Financial Information (unaudited)

The following pro forma condensed consolidated financial information combines the historical Consolidated Statements of Income and Consolidated Balance Sheets of Resources and CG&E after giving effect to the Mergers. The unaudited Pro Forma Condensed Consolidated Statements of Income for each of the three years ended December 31, 1993, give effect to the Mergers as if the Mergers had occurred at January 1, 1991. The unaudited Pro Forma Condensed Consolidated Balance Sheet at December 31, 1993, gives effect to the Mergers as if the Mergers had occurred at December 31, 1993. These statements are prepared on the basis of accounting for the Mergers as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the following pro forma condensed consolidated financial information should be read in conjunction with the historical consolidated financial statements and related notes thereto of Resources, Energy, and CG&E. The following information is not necessarily indicative of the operating results or financial position that would have occurred had the Mergers been consummated at the beginning of the periods, or on the date, for which the Mergers are being given effect, nor is it necessarily indicative of future operating results or financial position.







                                              PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                   (unaudited)
                                                     (in millions, except per share amounts)

                                        1993                                 1992                               1991
                            Historical         Pro Forma         Historical        Pro Forma        Historical         Pro Forma
                         Resources   CG&E       CINergy       Resources   CG&E      CINergy      Resources   CG&E       CINergy
Operating revenues. . .   $1 088    $1 752    $    2 840      $1 081     $1 553   $    2 634     $1 122     $1 518    $     2 640

Operating expenses. . .      938     1 432         2 370         916      1 293        2 209        958      1 305          2 263

Operating income. . . .      150       320           470         165        260          425        164        213            377

Other income and
  expense - net . . . .       24      (173)*        (149)          5        100          105        (79)       141             62

Interest charges - net.       65       156           221          67        158          225         56        147            203

Preferred dividend
   requirement of
   subsidiaries . . . .       13        25            38           7         27           34         10         25             35

Net income (loss) . . .   $   96    $  (34)   $       62      $   96     $  175   $      271     $   19     $  182    $       201

Average common shares
   outstanding 1/ 2/. .       56        87       138/144          55         86      136/142         55         82        132/138

Earnings (Loss) per
   common share 1/ 2/ .    $1.73     $(.39)     $.45/.43       $1.75      $2.04   $2.00/1.91       $.35      $2.21     $1.53/1.46

Dividends declared per
   common share 1/ 2/ .    $1.15   $1.67 1/2  $1.52/1.46       $1.03    $1.65 1/3 $1.46/1.39       $.91    $1.65 1/3   $1.39/1.33



* Reflects write-off of a portion of Wm. H. Zimmer Generating Station ($223 million net of tax).

See Notes to Pro Forma Condensed Consolidated Financial Information.








                                                PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                                               December 31, 1993
                                                                  (unaudited)

                                                                 (in millions)

                                                                              Historical                    Pro Forma
                                                                      Resources           CG&E               CINergy

ASSETS
Utility plant - original cost
  In service . . . . . . . . . . . . . . . . . . . . . . . . . . .     $3 449            $5 188              $8 637
  Accumulated depreciation . . . . . . . . . . . . . . . . . . . .      1 456             1 472               2 928
                                                                        1 993             3 716               5 709
  Construction work in progress. . . . . . . . . . . . . . . . . .        244                70                 314
      Total utility plant. . . . . . . . . . . . . . . . . . . . .      2 237             3 786               6 023

Current assets . . . . . . . . . . . . . . . . . . . . . . . . . .        197               606                 803
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        230               752                 982
      Total assets . . . . . . . . . . . . . . . . . . . . . . . .     $2 664            $5 144              $7 808

CAPITALIZATION AND LIABILITIES

Common stock 3/. . . . . . . . . . . . . . . . . . . . . . . . . .     $    1            $  749              $    1
Paid-in capital 3/ . . . . . . . . . . . . . . . . . . . . . . . .        251               314               1 314
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .        451               456                 907
      Total common stock equity. . . . . . . . . . . . . . . . . .        703             1 519               2 222

Cumulative preferred stock of subsidiaries . . . . . . . . . . . .        188               330                 518
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .        816             1 829               2 645
      Total capitalization . . . . . . . . . . . . . . . . . . . .      1 707             3 678               5 385

Current liabilities. . . . . . . . . . . . . . . . . . . . . . . .        567               441               1 008
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .        286               734               1 020
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        104               291                 395
      Total capitalization and liabilities . . . . . . . . . . . .     $2 664            $5 144              $7 808

Notes to Pro Forma Condensed Consolidated Financial Information

1/    Outstanding shares of CG&E's common stock have been restated for a 3-for-2 stock split paid in the form of a dividend in
      December 1992.

2/    The Pro Forma Condensed Consolidated Statements of Income reflect the conversion of each share of Resources' common stock outstanding into (a) .909 share and (b) 1.023 shares of CINergy common stock and each share of CG&E's common stock outstanding into one share of CINergy common stock.  The actual Resources conversion ratio may be lower than 1.023 or higher than .909 depending upon closing sales prices of CG&E's common stock during a period prior to the consummation of the Mergers.  Pro forma dividends declared per common share reflect the historical dividends declared by Resources and
      CG&E, divided by the pro forma average number of CINergy common stock shares outstanding.

3/    The pro forma "Common stock" and "Paid-in capital" amounts reflected in the Pro Forma Condensed Consolidated Balance
      Sheet are based on the conversion of each share of Resources' common stock outstanding into 1.023 shares of CINergy common stock ($.01 par value) and each share of CG&E's common stock outstanding into one share of CINergy common stock
      ($.01 par value).  Any Resources conversion ratio lower than 1.023 would result in a reallocation of amounts between
      "Common stock" and "Paid-in capital".  However, any such reallocation would have no effect on "Total common stock equity".

4/    Intercompany transactions (including purchased and exchanged power transactions) between Resources and CG&E during the periods presented were not material and accordingly no pro forma adjustments were made to eliminate such transactions.

5/    Transaction costs, estimated to be approximately $47 million, are being deferred by Resources and CG&E.  Resources'
      portion of the costs are being deferred for post-Mergers recovery through customers' rates.  In a settlement agreement filed with the Public Utilities Commission of Ohio, CG&E has agreed to, among other things, amortize its portion of merger-related transaction costs over a period ending by January 1, 1999.  CG&E will be permitted to retain all of its non-fuel savings from the Mergers until 1999.


21.  Events Subsequent to Date of Report of Independent Public
     Accountants - Pending Merger (unaudited)

In connection with the 60-day, FERC-sponsored settlement procedure and the collaborative process, Resources, Energy, CINergy, the Indiana Utility Consumer Counselor, the Citizens Action Coalition of Indiana, Inc., and industrial customer representatives reached a global settlement agreement on merger-related issues. This agreement was filed with the IURC on March 2, 1994, and is expressly conditioned upon approval by the IURC in its entirety and without any change or condition that is unacceptable to any party. On March 4, 1994, CG&E, the Public Utilities Commission of Ohio, and the Ohio Office of Consumers Counsel reached an agreement substantially similar to the Indiana agreement. Both settlement agreements were filed with the FERC on March 4, 1994. Energy expects the FERC settlement judge to forward the settlements to FERC Commissioners on or about March 21, 1994, beginning what is normally a 30-day comment period. The Indiana settlement addresses, among other things, the coordination of state and Federal regulation, the operation of the combined Energy and CG&E electric utility system, the allocation of costs and their effect on customer rates, and a retail "hold harmless" provision that provides that Energy's retail rates will not reflect merger-related costs to the extent that they are not offset entirely by merger-related benefits.

IURC hearings on the Indiana settlement were held on March 17, 1994. Energy has asked the IURC for an order approving the settlement agreement by early April 1994, which should fall within the expected comment period at the FERC.

CG&E also filed with the FERC a unilateral offer of settlement addressing all issues raised in the KPSC's application for rehearing with the FERC. On March 15, 1994, CG&E filed an application with the KPSC seeking approval of the indirect acquisition of control of CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company.

Also included in the filings with the FERC were settlement agreements with WVPA and the city of Hamilton, Ohio. These agreements resolve issues related to the transmission of power and operation of Energy's jointly owned transmission system. Negotiations with other parties at the FERC are continuing.

Energy and CG&E also filed with the FERC the operating agreement among Energy, CG&E, and CINergy Services, Inc., a subsidiary of CINergy. The parties to the Indiana and Ohio FERC settlements have agreed to support or not oppose the operating agreement, and the settlements are conditioned upon the FERC approving the filed operating agreement without material change.









                       ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                       PART III

                 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Reference is made to pages 6 through 9 of the 1994 Information Statement, "Election of Directors", with respect to identification of directors and their current principal occupations. In addition, reference is made to pages 21 and 22 of the 1994 Information Statement, "Directors' Compensation", regarding compliance with Section 16 of the Securities Exchange Act of 1934.

Executive Officers

The information included in Part I of this report on pages 9 and 10 under the caption "Executive Officers of the Registrant" is referenced in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

                                           ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the discussion "Executive Compensation and Other Transactions" on pages 17 through 26 of the 1994 Information Statement with respect to executive compensation.

                          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                              OWNERS AND MANAGEMENT

Reference is made to the discussions "Introduction", "Voting Securities and Principal Shareholders", and "Security Ownership of Management" on pages 2 through 5 of the 1994 Information Statement with respect to security ownership of certain beneficial owners, security ownership of management, and changes in control.

                    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the discussion "Election of Directors" on pages 6 through 9 of the 1994 Information Statement concerning certain relationships and related transactions.








                                     PART IV


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

Refer to the page captioned "Index to Financial Statements and Financial Statement Schedules", page 33 of this report, for an index of the financial statements and financial statement schedules included in this report.

(b)  Reports on Form 8-K.

The following reports on Form 8-K or Form 8-K/A were filed during the last quarter of 1993 and through March 18, 1994:

 Date of Report              Items Filed

                              Form 8-K:

October 27, 1993      Item 5 - Other Events.
                      (On October 27, 1993, PSI Resources, Inc., PSI Energy,
                      Inc., IPALCO Enterprises, Inc., Indianapolis Power &
                      Light Company, The Cincinnati Gas & Electric Company,
                      CINergy Corp., James E. Rogers, John R. Hodowal, and
                      Ramon L. Humke entered into an agreement pursuant to which, among other things, the parties agreed to settle certain pending lawsuits and other issues in connection with IPALCO Enterprises, Inc.'s attempted acquisition of PSI Resources, Inc. and IPALCO Enterprises, Inc.'s opposition to the merger of PSI Resources, Inc. and The
                      Cincinnati Gas & Electric Company to create CINergy
                      Corp.)
                      Item 7 - Financial Statements and Exhibits.
                      (Text of Agreement dated October 27, 1993, by and among PSI Resources, Inc., PSI Energy, Inc., The Cincinnati Gas
                      & Electric Company, CINergy Corp., IPALCO Enterprises,
                      Inc., Indianapolis Power & Light Company, James E.
                      Rogers, John R. Hodowal, and Ramon L. Humke (together with the exhibits and schedules thereto) and text of joint press release issued by PSI Resources, Inc. and The
                      Cincinnati Gas & Electric Company on October 27, 1993.)

November 19, 1993     Item 7 - Financial Statements and Exhibits.
                      (The Cincinnati Gas & Electric Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)






 Date of Report        Items Filed
                       Form 8-K (continued):

January 12, 1994       Item 5 - Other Events.
                       (On January 12, 1994, the Federal Energy Regulatory
                       Commission issued an order withdrawing its prior conditional approval of PSI Resources, Inc.'s merger with The Cincinnati Gas & Electric Company and initiating a
                       60-day, FERC-sponsored settlement procedure.)

                       Form 8-K/A:

November 26, 1993      Item 7 - Financial Statements and Exhibits.
                       (Amendment No. 1 filed by The Cincinnati Gas & Electric
                       Company on Form 10-K/A dated November 26, 1993, to The
                       Cincinnati Gas & Electric Company's Annual Report on Form
                       10-K for the year ended December 31, 1992, and Consent of Independent Public Accountants.)

(c)  Exhibits.

Refer to the page captioned "Exhibits", page 70 of this report, for a listing of all exhibits included in this report.



























Exhibits

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference and made a part hereof; and the exhibit number and file number of the document so filed, and incorporated herein by reference, are stated in parentheses in the description of such exhibit. Exhibits not so identified are filed herewith.

  Exhibit
Designation              Nature of Exhibit

   2-a *Amended and Restated Agreement and Plan of Reorganization by and among The Cincinnati Gas & Electric Company, PSI Resources, Inc., PSI Energy, Inc., CINergy Corp., an Ohio corporation, CINergy Corp., a Delaware corporation, and CINergy Sub, Inc. dated as of December 11, 1992, as amended and restated on July 2, 1993 (Exhibit to Amendment No. 21 to the Schedule 14D-9 filed by PSI Resources, Inc. (Commission File No. 1-9941) on July 2, 1993), as further amended and restated on September 10, 1993.
                         (Exhibit to PSI Energy, Inc.'s Form 8-K
                         dated September 27, 1993.)

   2-b *Press release issued by The Cincinnati Gas & Electric Company and PSI Resources, Inc. dated July 2, 1993, announcing the restructured merger transaction. (Exhibit to Amendment No. 21 to Schedule 14D-9 filed by PSI Resources, Inc. (Commission File No. 1-9941) on July 2, 1993.)

   2-c *Letter Agreement dated as of August 13, 1993, between PSI Resources, Inc. and The Cincinnati Gas & Electric Company (with attachments thereto). (Exhibit to Amendment No. 32 to the Schedule 14D-9 filed by PSI Resources, Inc. (Commission File No. 1-9941) on August 16, 1993 (PSI Resources, Inc.'s
                         Schedule 14D-9, Amendment No. 32).)









  Exhibit
Designation              Nature of Exhibit

   2-d                   *Press release issued by PSI Resources, Inc.
                         and The Cincinnati Gas & Electric Company dated August 16, 1993, announcing that The Cincinnati Gas & Electric Company, under a letter agreement, will increase the exchange ratio of CINergy Corp. common stock for PSI Resources, Inc. common stock in the proposed merger to form CINergy Corp., contingent on PSI Resources, Inc.'s nominees for directors being elected at PSI Resources, Inc.'s Annual Shareholders Meeting. (Exhibit to PSI Resources, Inc.'s Schedule 14D-9, Amendment No. 32.)

   3-a *Amended Articles of Consolidation dated May 13, 1992. (Exhibit to PSI Energy, Inc.'s June 30, 1992, Form 10-Q.)

   3-b *By-laws, as amended January 28, 1993, of PSI Energy, Inc. (Exhibit to PSI Energy, Inc.'s 1992 Form 10-K.)

   4-a *Original Indenture (First Mortgage Bonds) dated September 1, 1939, between PSI Energy, Inc. and The First National Bank of Chicago, as Trustee (Exhibit A-Part 3 in File No. 70-
                         258), and LaSalle National Bank as Successor
                         Trustee (supplemental indenture dated March
                         30, 1984) and the indentures supplemental thereto dated, respectively, January 1, 1969, January 1, 1971, January 1, 1972,
                         February 1, 1974, January 1, 1977, October
                         1, 1977, September 1, 1978, September 1,
                         1978, and March 1, 1979, between PSI Energy,
                         Inc. and said Trustee.

                         (Exhibit 2-5 in Second Amendment File No. 2-
                         30779; Exhibit 2-3 in File No. 2-38994;
                         Exhibit 2-4 in File No. 2-42545; Exhibit 2-5 in File No. 2-50007; Exhibit 2-5 in File No. 2-57828; Exhibit 2-5 in File No. 2-59833;
                         Exhibit 2-4 in File No. 2-62543; Exhibit 2-6 in File No. 2-62543; Exhibit 2-5 in File No. 2-63753.)

   4-b                   *Thirty-fifth Supplemental Indenture dated
                         March 30, 1984.  (Exhibit to PSI Energy,
                         Inc.'s, formerly Public Service Company of
                         Indiana, Inc., 1984 Form 10-K.)
  Exhibit
Designation              Nature of Exhibit

   4-c *Thirty-ninth Supplemental Indenture dated March 15, 1987. (Exhibit to PSI Energy,
                         Inc.'s 1987 Form 10-K.)

   4-d *Forty-first Supplemental Indenture dated June 15, 1988. (Exhibit to PSI Energy,
                         Inc.'s 1988 Form 10-K.)

   4-e *Forty-second Supplemental Indenture dated August 1, 1988. (Exhibit to PSI Energy,
                         Inc.'s 1988 Form 10-K.)

   4-f *Forty-third Supplemental Indenture dated September 15, 1988. (Exhibit to PSI Energy, Inc.'s 1988 Form 10-K.)

   4-g *Forty-fourth Supplemental Indenture dated March 15, 1990. (Exhibit to PSI Energy,
                         Inc.'s 1990 Form 10-K.)

   4-h *Forty-fifth Supplemental Indenture dated March 15, 1990. (Exhibit to PSI Energy,
                         Inc.'s 1990 Form 10-K.)

   4-i *Forty-sixth Supplemental Indenture dated June 1, 1990. (Exhibit to PSI Energy,
                         Inc.'s 1991 Form 10-K.)

   4-j *Forty-seventh Supplemental Indenture dated July 15, 1991. (Exhibit to PSI Energy,
                         Inc.'s 1991 Form 10-K.)

   4-k *Forty-eighth Supplemental Indenture dated July 15, 1992. (Exhibit to PSI Energy,
                         Inc.'s 1992 Form 10-K.)

   4-l *Forty-ninth Supplemental Indenture dated February 15, 1993. (Exhibit to PSI Energy, Inc.'s 1992 Form 10-K.)

   4-m                   *Fiftieth Supplemental Indenture dated
                         February 15, 1993.  (Exhibit to PSI Energy,
                         Inc.'s 1992 Form 10-K.)

   4-n                   Fifty-first Supplemental Indenture dated
                         February 1, 1994.



  Exhibit
Designation              Nature of Exhibit

   4-o *Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between PSI Energy, Inc. and The First National Bank of Chicago, as Trustee. (Exhibit to PSI Energy, Inc.'s Form 10-K/A, Amendment No. 2, dated July 15, 1993.)

   4-p *Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between PSI Energy, Inc. and The First National Bank of Chicago, as Trustee. (Exhibit to PSI Energy, Inc.'s Form 10-K/A, Amendment No. 2, dated July 15, 1993.)

   10-a +PSI Energy, Inc. Annual Incentive Plan, amended and restated July 30, 1991, retroactively effective July 1, 1991.

   10-b *+Supplemental Retirement Plan amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to PSI Energy, Inc.'s 1992 Form 10-K.)

   10-c *+Excess Benefit Plan, formerly named the Supplemental Pension Plan, amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to PSI Energy, Inc.'s 1992 Form 10-K.)

   10-d                  *+Performance Shares Plan, amended and
                         restated January 30, 1992, retroactively effective January 1, 1992. (Exhibit to PSI Energy, Inc.'s 1992 Form 10-K.)

   10-e *+Amendment to Annual Incentive Plan dated December 1, 1992. (Exhibit to PSI Energy, Inc.'s 1992 Form 10-K.)

   10-f *+Employment Agreement dated May 17, 1990, among PSI Resources, Inc., PSI Energy, Inc. and James E. Rogers, Jr. (Exhibit to the
                         Schedule 14D-9 filed by PSI Resources, Inc.
                         (Commission File No. 1-9941) on April 7,
                         1993 (the "Resources Schedule 14D-9").)





  Exhibit
Designation              Nature of Exhibit

   10-g *+Deferred Compensation Agreement, effective as of January 1, 1992, between PSI Energy, Inc. and James E. Rogers, Jr. (Exhibit to PSI Energy, Inc.'s Form 10-K/A, Amendment No. 1, dated April 29, 1993.)

   10-h *+Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between PSI Energy, Inc. and James E. Rogers, Jr. (Exhibit to PSI Energy, Inc.'s Form 10-K/A, Amendment No. 1, dated April 29, 1993.)

   10-i *+First Amendment to Split Dollar Life Insurance Agreement between PSI Energy, Inc. and James E. Rogers, Jr. dated December 11, 1992. (Exhibit to PSI Energy, Inc.'s Form 10-K/A, Amendment No. 1, dated April 29, 1993.)

   10-j *+Employment Agreement dated December 11, 1992, among PSI Resources, Inc., PSI Energy, Inc., The Cincinnati Gas & Electric Company, CINergy Corp. and James E. Rogers, Jr. (Exhibit to the Form S-4 filed by CINergy Corp. (Commission File No. 33-59964) filed March 23, 1993).

   10-k *+Severance Agreement dated December 11, 1992, among PSI Resources, Inc., PSI Energy, Inc. and James E. Rogers, Jr. (Exhibit to PSI Energy, Inc.'s Form 10-K/A, Amendment No. 1, dated April 29, 1993.)

   10-l *+Form of Severance Agreement dated December 11, 1992, among PSI Resources, Inc., PSI Energy, Inc. and each of Cheryl M. Foley, Joseph W. Messick, Jr., Jon D. Noland, J. Wayne Leonard, and Larry E. Thomas.
                         (Exhibit to PSI Energy, Inc.'s Form 10-K/A,
                         Amendment No. 1, dated April 29, 1993.)

   10-m *PSI Energy, Inc. Pension Plan, amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to the Resources Schedule 14D-9.)




  Exhibit
Designation              Nature of Exhibit

   10-n *+Master Trust Agreement for Employees' Plans (the "Employees' Trust Agreement") between PSI Resources, Inc. and National City Bank, Indiana. (Exhibit to the Resources Schedule 14D-9.)

   10-o *+Master Trust Agreement for Directors' Plans (the "Directors' Trust Agreement") between PSI Resources, Inc. and National City Bank, Indiana. (Exhibit to the Resources Schedule 14D-9.)

   10-p *+PSI Energy, Inc. Executive Supplemental Life Insurance Program. (Exhibit to the
                         Resources Schedule 14D-9.)

   10-q                  *PSI Energy, Inc. Severance Pay Plan.
                         (Exhibit to the Resources Schedule 14D-9.)

   10-r *+Amendment No. 1 to each of the Employees' Trust Agreement and the Directors' Trust
                         Agreement.  (Exhibit to the Resources
                         Schedule 14D-9.)

   10-s *+Form of Amendment No. 2 to the Employees' Trust Agreement. (Exhibit to Amendment No. 1 to the Resources Schedule 14D-9 filed
                         April 23, 1993.)

   10-t *Employment Agreement dated October 4, 1993, among PSI Resources, Inc., PSI Energy, Inc., and John M. Mutz. (Exhibit to PSI Energy, Inc.'s September 30, 1993, Form 10-Q.)

   10-u *Text of Settlement Agreement dated October 27, 1993, by and among PSI Resources, Inc., PSI Energy, Inc., The Cincinnati Gas & Electric Company, CINergy Corp., IPALCO Enterprises, Inc., Indianapolis Power & Light Company, James E. Rogers, John R. Hodowal, and Ramon L. Humke (together with the exhibits and schedules thereto). (Exhibit to PSI Energy, Inc.'s Form 8-K dated October 27, 1993.)

   10-v                  +Amendment to PSI Energy, Inc.'s Annual
                         Incentive Plan dated July 2, 1993.


  Exhibit
Designation              Nature of Exhibit

   10-w                  +Amendment No. 2 to the Directors' Trust
                         Agreement.

   10-x                  +Amendment No. 3 to the Employees' Trust
                         Agreement.

   10-y                  +Amendment No. 3 to the Directors' Trust
                         Agreement.

   10-z                  +Amendment No. 4 to the Employees' Trust
                         Agreement.

   21                    Subsidiaries of PSI Energy, Inc.

   23                    Consent of Independent Public Accountants.

   24                    Power of Attorney.

   99-a *Complaint of Lydia Grady, as Plaintiff, and PSI Resources, Inc. et al., as Defendants dated March 17, 1993. Superior Court No. 1 of Hendricks County in the State of Indiana. (Exhibit to PSI Energy, Inc.'s 1992 Form 10-K.)

   99-b *Complaint of Moise Katz, as Plaintiff, and PSI Resources, Inc. et al., as Defendants dated March 16, 1993. Superior Court No. 2 of Hendricks County in the State of Indiana. (Exhibit to PSI Energy, Inc.'s 1992 Form 10-K.)

   99-c *Complaint of J. E. and Z. B. Butler Foundation, as Plaintiff, and PSI Resources, Inc., et al., as Defendants dated March 17, 1993. U.S. District Court for the Southern District of Indiana, Indianapolis Division. (Exhibit to PSI Energy, Inc.'s 1992 Form 10-K.)

   99-d *Amended Complaint of J. E. and Z. B. Butler Foundation, as Plaintiff, and PSI Resources, Inc., et al., as Defendants dated March 23, 1993. U.S. District Court for the Southern District of Indiana, Indianapolis Division. (Exhibit to PSI Energy, Inc.'s 1992 Form 10-K.)

  Exhibit
Designation              Nature of Exhibit

   99-e *Class Action Complaint of Lamont Carpenter, individually, and on behalf of all others situated, as Plaintiffs, and PSI Resources, Inc., et al., as Defendants dated March 26, 1993. U.S. District Court for the Southern District of Indiana, Indianapolis Division. (Exhibit to the Resources Schedule 14D-9.)

   99-f *Complaint of Ronald Gaudiano and Gladys Post, as Plaintiffs, and PSI Resources, Inc., et al., as Defendants dated March 26, 1993. U.S. District Court for the Southern District of Indiana, Indianapolis Division. (Exhibit to the Resources Schedule 14D-9.)

   99-g *Stipulated Order of Consolidation and Appointment of Co-Lead Counsel and Liaison Counsel, dated April 13, 1993, in the case entitled Lydia Grady v. PSI Resources, Inc. et al., (Case No. IP-93-345-C), U.S.
                         District Court for the Southern District of
                         Indiana.  (Exhibit to Amendment No. 1 to
                         Schedule 14D-9 filed by PSI Resources, Inc.
                         (Commission File No. 1-9941) on April 23,
                         1993.)

   99-h *Order of Dismissal dated July 1, 1993, issued in Katz v. PSI Resources, Inc., et al., (Case No. 32D02-9303-CP-27) Superior Court for Hendricks County in the State of Indiana. (Exhibit to Amendment No. 22 to the Schedule 14D-9 filed by PSI Resources, Inc. (Commission File No. 1-9941) on July 6, 1993.)

   99-i                  *Order entered on July 19, 1993, in Katz v.
                         PSI Resources, Inc., et al., (Case No.
                         32D02-9303-CP-27), Superior Court for
                         Hendricks County in the State of Indiana.
                         (Exhibit to Amendment No. 26 to the Schedule
                         14D-9 filed by PSI Resources, Inc.
                         (Commission File No. 1-9941) on July 23,
                         1993.)





  Exhibit
Designation              Nature of Exhibit

   99-j *Text of an Order Granting Preliminary Injunction dated August 5, 1993, in In re:
                         PSI Merger Shareholder Litigation,
                         (Consolidated Master File No. IP 93-345-C),
                         U.S. District Court for the Southern
                         District of Indiana, Indianapolis Division;
                         Entry Regarding Motion for Preliminary
                         Injunction in the foregoing case. (Exhibit to Amendment No. 29 to the Schedule 14D-9 filed by PSI Resources, Inc. (Commission File No. 1-9941) on August 6, 1993.)

   99-k *Third amended complaint of Moise Katz, as Plaintiff, and PSI Resources, Inc., et al., as Defendants dated August 18, 1993. Superior Court No. 2 of Hendricks County in the State of Indiana. (Exhibit to PSI Energy, Inc.'s September 30, 1993, Form 10-Q.)

   99-l                  *Press release issued by PSI Resources, Inc.
                         and The Cincinnati Gas & Electric Company announcing that PSI Resources, Inc., The Cincinnati Gas & Electric Company, and IPALCO Enterprises, Inc. had reached a settlement agreement. (Exhibit to PSI Energy, Inc.'s Form 8-K dated October 27, 1993.)

________________________

+ Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                                   PSI ENERGY, INC.

                                                                         SCHEDULE V - ELECTRIC UTILITY PLANT*

                                                                         FOR THE YEAR ENDED DECEMBER 31, 1993


              Col. A                       Col. B        Col. C           Col. D             Col. E            Col. F
                                                                      Retirements at     Transfers & Re-
                                         Balance at                   Original Cost      classifications     Balance at
                                         Beginning      Additions     or Estimated          Debits or         Close of
          Classification                 of Period       at Cost      Original Cost         (Credits)          Period
                                                                      (in thousands)
Electric utility plant in service
 Production
  Steam                                  $1 520 298     $181 957          $27 048            $ 775           $1 675 982
  Hydro                                      20 578          129               24              -                 20 683
  Other                                      17 824       50 440            1 023              -                 67 241
 Transmission                               509 881       26 954              613             (442)             535 780
 Distribution                               920 229       75 645           10 288              442              986 028
 General                                    151 020       14 017            1 617               (7)             163 413
    Total electric utility plant
      in service                          3 139 830      349 142           40 613              768            3 449 127

Construction work in progress               232 105       11 697             -                 -                243 802

    Total electric utility plant         $3 371 935     $360 839          $40 613            $ 768           $3 692 929


*Reference is made to Note 1(c) of the "Notes to Consolidated Financial Statements" on page 42.

                                                                                   PSI ENERGY, INC.

                                                                         SCHEDULE V - ELECTRIC UTILITY PLANT*

                                                                         FOR THE YEAR ENDED DECEMBER 31, 1992


             Col. A                        Col. B        Col. C           Col. D             Col. E            Col. F
                                                                      Retirements at     Transfers & Re-
                                         Balance at                   Original Cost      classifications     Balance at
                                         Beginning      Additions     or Estimated          Debits or         Close of
          Classification                 of Period       at Cost      Original Cost         (Credits)          Period
                                                                      (in thousands)
Electric utility plant in service
 Production
  Steam                                  $1 458 516     $ 69 333         $ 7 534             $ (17)          $1 520 298
  Hydro                                      20 261          406              89               -                 20 578
  Other                                      17 713          123              12               -                 17 824
 Transmission                               491 111       19 858           1 917               829              509 881
 Distribution                               855 652       76 780          12 057              (146)             920 229
 General                                    125 856       26 056             895                 3              151 020
    Total electric utility plant
      in service                          2 969 109      192 556          22 504               669            3 139 830

Construction work in progress               135 468       96 637            -                  -                232 105

    Total electric utility plant         $3 104 577     $289 193         $22 504             $ 669           $3 371 935


*Reference is made to Note 1(c) of the "Notes to Consolidated Financial Statements" on page 42.

                                                                                   PSI ENERGY, INC.

                                                                         SCHEDULE V - ELECTRIC UTILITY PLANT*

                                                                         FOR THE YEAR ENDED DECEMBER 31, 1991


              Col. A                       Col. B        Col. C           Col. D             Col. E            Col. F
                                                                      Retirements at     Transfers & Re-
                                         Balance at                   Original Cost      classifications     Balance at
                                         Beginning      Additions     or Estimated          Debits or         Close of
          Classification                 of Period       at Cost      Original Cost         (Credits)          Period
                                                                      (in thousands)
Electric utility plant in service
 Production
  Steam                                  $1 431 056     $ 40 537         $13 089             $  12           $1 458 516
  Hydro                                      20 129          221              89               -                 20 261
  Other                                      17 715            2               4               -                 17 713
 Transmission                               469 357       24 360           2 463              (143)             491 111
 Distribution                               801 613       65 799          11 888               128              855 652
 General                                    111 796       15 689           1 615               (14)             125 856
    Total electric utility plant
      in service                          2 851 666      146 608          29 148               (17)           2 969 109

Construction work in progress               113 271       22 197            -                  -                135 468

    Total electric utility plant         $2 964 937     $168 805         $29 148             $ (17)          $3 104 577


*Reference is made to Note 1(c) of the "Notes to Consolidated Financial Statements" on page 42.

                                                                                   PSI ENERGY, INC.

                                                                        SCHEDULE VI - ACCUMULATED DEPRECIATION

                                                                         FOR THE YEAR ENDED DECEMBER 31, 1993

        Col. A              Col. B                  Col. C                              Col. D                    Col. E

                                                  Additions                           Deductions
                                                                          Property Retired
                                          Charged                           at Original     Salvage
                          Balance at    to Income as                          Cost or        Less               Balance at
                          Beginning     Provision for     Charged to         Estimated      Removal              Close of
    Classification        of Period     Depreciation    Other Accounts     Original Cost     Cost      Other      Period
                                                                   (in thousands)
Electric utility plant
  in service
    Production
     Steam                $  805 679       $ 72 027          $347              $27 048      $ 5 986    $(243)   $  845 262
     Hydro                    10 915            472            -                    24          (27)      -         11 390
     Other                    17 762          1 220            -                 1 023          -         -         17 959
    Transmission             195 603         11 720            -                   613          636     (262)      206 336
    Distribution             307 465         33 457            -                10 288        4 217      263       326 154
    General                   43 018          7 925            45                1 617          642      (41)       48 770
      Total electric
       utility plant
       in service         $1 380 442       $126 821          $392              $40 613      $11 454    $(283)   $1 455 871


                                                                                   PSI ENERGY, INC.

                                                                        SCHEDULE VI - ACCUMULATED DEPRECIATION

                                                                         FOR THE YEAR ENDED DECEMBER 31, 1992

        Col. A              Col. B                  Col. C                              Col. D                    Col. E

                                                  Additions                           Deductions
                                                                          Property Retired
                                           Charged                          at Original     Salvage
                          Balance at    to Income as                          Cost or        Less               Balance at
                          Beginning     Provision for     Charged to         Estimated      Removal              Close of
    Classification        of Period     Depreciation    Other Accounts     Original Cost     Cost      Other      Period
                                                                  (in thousands)
Electric utility plant
  in service
    Production
     Steam                $  751 773      $ 66 804          $347              $ 7 534       $5 728    $ (17)    $  805 679
     Hydro                    10 595           466            -                    89           57       -          10 915
     Other                    17 413           362            -                    12            1       -          17 762
    Transmission             186 679        11 170            -                 1 917          130      (40)       195 842
    Distribution             292 012        31 033            -                12 057        3 684     (161)       307 465
    General                   36 319         7 257            50                  895          (52)       4         42 779
      Total electric
       utility plant
       in service         $1 294 791      $117 092          $397              $22 504       $9 548    $(214)    $1 380 442

                                                                                   PSI ENERGY, INC.

                                                                        SCHEDULE VI - ACCUMULATED DEPRECIATION

                                                                         FOR THE YEAR ENDED DECEMBER 31, 1991

        Col. A               Col. B                Col. C                              Col. D                     Col. E

                                                 Additions                           Deductions
                                                                           Property Retired
                                            Charged                          at Original     Salvage
                           Balance at    to Income as                          Cost or        Less              Balance at
                           Beginning     Provision for     Charged to         Estimated      Removal             Close of
    Classification         of Period     Depreciation    Other Accounts     Original Cost     Cost      Other     Period
                                                                  (in thousands)
Electric utility plant
  in service
    Production
     Steam                 $  701 304      $ 64 935          $347               $13 089       $1 725    $ (1)   $  751 773
     Hydro                     10 229           463            -                     89            8      -         10 595
     Other                     17 062           361            -                      4            6      -         17 413
    Transmission              179 371        10 723            -                  2 463        1 007     (55)      186 679
    Distribution              278 817        29 119            -                 11 888        3 977      59       292 012
    General                    31 857         5 827            53                 1 615         (193)     (4)       36 319
      Total electric
       utility plant
       in service          $1 218 640      $111 428          $400               $29 148       $6 530    $ (1)   $1 294 791

                                                                                   PSI ENERGY, INC.
                                                                   SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                                         FOR THE YEAR ENDED DECEMBER 31, 1993

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                            (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Uncollectible accounts                     $ 76 275      $  4 459      $  -          $ 2 167        $ -      $ 78 567 1/
  Loss on generating station repair parts       7 493           554         -            2 356          -         5 691
  Obsolete and/or excess materials              1 351          -            -             -            190        1 161

Deferred Income Taxes 2/                     $188 252      $109 967      $20 818       $37 620        $ -      $281 417

Other Accumulated Provisions
  Injuries and damages                       $  4 134      $  2 529      $  -          $ 3 559        $ -      $  3 104
  Guaranteed death benefits applicable to
    retired employees                           4 828           188         -              160          94        4 762
  Comprehensive health care for
    active and retired employees and
      their dependents                          3 362         4 249       14 309         4 901          -        17 019
  Major power outages                           2 737          -            -             -             -         2 737
  Directors Deferred Compensation Plan          1 114           296         -            1 396          -            14
  Long-term disability                            186            17            5          -             -           208
  Executive supplemental life insurance         1 223           193          129           135          -         1 410
  Voluntary Work Force Reduction Plan
    supplemental benefit                        4 570           292           92           770          -         4 184
  Supplemental Pension Plans                    1 803           532          426           517          -         2 244
  Retirement Plan for Directors                   823           233         -               37         18         1 001
  Miscellaneous benefits                          160          -            -             -             -           160
  Reserve for recourse obligation on sale
    of accounts receivable                        225            45         -               45          -           225
       Total other accumulated provisions    $ 25 165      $  8 574      $14 961       $11 520        $112     $ 37 068

Notes:  1/  Includes $78,174 for the WVPA Marble Hill receivable.  See Note 2 of the "Notes to Consolidated Financial
            Statements" beginning on page 43.
        2/  See Notes 1(d) and 14 of the "Notes to Consolidated Financial Statements" beginning on pages 42 and 55, respectively, for further information with respect to deferred income taxes.

                                                                                   PSI ENERGY, INC.
                                                                   SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                                         FOR THE YEAR ENDED DECEMBER 31, 1992

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                            (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Uncollectible accounts                      $ 73 744      $ 4 632        $ -          $ 2 101       $ -      $ 76 275 1/
  Loss on generating station repair parts        7 339          872          -              718         -         7 493
  Obsolete and/or excess materials               1 135           76         140            -            -         1 351

Deferred Income Taxes 2/                      $174 923      $38 634        $ -          $25 282       $ 23     $188 252

Other Accumulated Provisions
  Injuries and damages                        $  3 243      $ 3 912        $ -          $ 3 021       $ -      $  4 134
  Guaranteed death benefits applicable to
    retired employees                            4 677          224          56             129         -         4 828
  Comprehensive health care for
    active and retired employees and
      their dependents                           3 852           65          16            -           571        3 362
  Major power outages                            2 737         -             -             -            -         2 737
  Directors Deferred Compensation Plan             873          241          -             -            -         1 114
  Long-term disability                              93           74          19            -            -           186
  Executive supplemental life insurance          1 139          190          47              95         58        1 223
  Voluntary Work Force Reduction Plan
    supplemental benefit                         5 050          296          74             850         -         4 570
  Supplemental Pension Plans                     1 677          400         133             407         -         1 803
  Retirement Plan for Directors                    742          224          -               37        106          823
  Miscellaneous benefits                           160         -             -             -            -           160
  Reserve for recourse obligation on sale
    of accounts receivable                         225           38          -               38         -           225
       Total other accumulated provisions     $ 24 468      $ 5 664        $345         $ 4 577       $735     $ 25 165

Notes:  1/  Includes $75,838 for the WVPA Marble Hill receivable.  See Note 2 of the "Notes to Consolidated Financial
            Statements" beginning on page 43.
        2/  See Notes 1(d) and 14 of the "Notes to Consolidated Financial Statements" beginning on pages 42 and 55, respectively, for further information with respect to deferred income taxes.

                                                                                   PSI ENERGY, INC.
                                                                   SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                                         FOR THE YEAR ENDED DECEMBER 31, 1991

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                             (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Uncollectible accounts                      $ 71 107      $ 5 096        $ -          $ 2 459        $ -     $ 73 744 1/
  Loss on generating station repair parts        6 894          445          -             -             -        7 339
  Obsolete and/or excess materials                 550          205         380            -             -        1 135

Deferred Income Taxes 2/                      $201 609      $48 051        $ 36         $74 773        $ -     $174 923

Other Accumulated Provisions
  Injuries and damages                        $  3 222      $ 1 861        $ -          $ 1 840        $ -     $  3 243
  Guaranteed death benefits applicable to
    retired employees                            4 637          170          30             160          -        4 677
  Comprehensive health care for
    active and retired employees and
      their dependents                           3 875          271          48            -            342       3 852
  Major power outages                            2 737         -             -             -             -        2 737
  Directors Deferred Compensation Plan             811          222          -              160          -          873
  Long-term disability                             170         -             -               77          -           93
  Executive supplemental life insurance            994          182          55              92          -        1 139
  Voluntary Work Force Reduction Plan
    supplemental benefit                         5 343          544          96             933          -        5 050
  Supplemental Pension Plans                     1 695          278          68             218         146       1 677
  Retirement Plan for Directors                    533          203          26              20          -          742
  Miscellaneous benefits                           160         -             -             -             -          160
  Reserve for recourse obligation on sale
    of accounts receivable                         200           25          -             -             -          225
       Total other accumulated provisions     $ 24 377      $ 3 756        $323         $ 3 500        $488    $ 24 468

Notes:  1/  Includes $73,414 for the WVPA Marble Hill receivable.  See Note 2 of the "Notes to Consolidated Financial
            Statements" beginning on page 43.
        2/  See Notes 1(d) and 14 of the "Notes to Consolidated Financial Statements" beginning on pages 42 and 55, respectively, for further information with respect to deferred income taxes.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     PSI ENERGY, INC.
                                                        Registrant

Dated:  March 18, 1994

                                            By /s/ James E. Rogers
                                                  (James E. Rogers) Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                   Date
James K. Baker                        Director
Hugh A. Barker                        Director
Michael G. Browning                   Director
Kenneth M. Duberstein                 Director
John A. Hillenbrand, II               Director
John M. Mutz                          Director
Melvin Perelman, Ph.D.                Director
Van P. Smith                          Director
Robert L. Thompson, Ph.D.             Director



/s/ J. Wayne Leonard         Senior Vice President and         March 18, 1994
   (J. Wayne Leonard)                  Director
Attorney-in-fact for all   (Principal Financial Officer)
the foregoing persons



/s/ James E. Rogers       Chairman, President and Director     March 18, 1994
   (James E. Rogers)       (Principal Executive Officer)



/s/ Charles J. Winger                  Comptroller             March 18, 1994
   (Charles J. Winger)       (Principal Accounting Officer)