Form 10-Q
period 1994-03-31
PSI ENERGY INC
filed 1994-05-13
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 1-3543

                                 PSI ENERGY, INC.
              (Exact name of registrant as specified in its charter)

                  INDIANA                              35-0594457
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

                                             1000 East Main Street
                                           Plainfield, Indiana 46168
                                   (Address of principal executive offices)

                                       Telephone number:  (317) 839-9611

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No

                       (APPLICABLE ONLY TO CORPORATE ISSUERS:)

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Common Stock - without par value; $.01 stated value - 53,913,701 shares outstanding at April 30, 1994, all of which were held by PSI Resources, Inc.





                                               PSI ENERGY, INC.

                                               TABLE OF CONTENTS


 Item                                                                    Page
Number                                                                   Number

                                          PART I.  FINANCIAL INFORMATION

  1         Consolidated Financial Statements
              Consolidated Balance Sheets . . . . . . . . . . . . . .       3
              Consolidated Statements of Income . . . . . . . . . . .       5
              Consolidated Statements of Changes in
                Common Stock Equity . . . . . . . . . . . . . . . . .       6
              Consolidated Statements of Cash Flows . . . . . . . . .       7
              Notes to Consolidated Financial Statements. . . . . . .       8
  2         Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . .      12


                                            PART II.  OTHER INFORMATION


  6         Exhibits and Reports on Form 8-K  . . . . . . . . . . . .      18
            Signatures  . . . . . . . . . . . . . . . . . . . . . . .      19

                                               PSI ENERGY, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                                   March 31      December 31
                                                     1994           1993
                                                  (unaudited)
                                                         (thousands)
Electric Utility Plant - original cost
  In service  . . . . . . . . . . . . . . . .     $3 480 081     $3 449 127
  Accumulated depreciation. . . . . . . . . .      1 482 751      1 455 871
                                                   1 997 330      1 993 256

  Construction work in progress . . . . . . .        265 769        243 802


    Total electric utility plant. . . . . . .      2 263 099      2 237 058



Current Assets
  Cash and temporary cash investments . . . .          2 497          4 582
  Restricted deposits . . . . . . . . . . . .         40 003         49 111
  Accounts receivable . . . . . . . . . . . .         42 783         28 657
  Income tax refunds. . . . . . . . . . . . .          9 300         28 900
  Fossil fuel - at average cost . . . . . . .         69 390         45 315
  Materials and supplies - at average cost. .         30 282         31 212
  Other . . . . . . . . . . . . . . . . . . .          2 514          2 669
                                                     196 769        190 446


Other Assets
  Regulatory assets . . . . . . . . . . . . .        147 676        118 809
  Unamortized costs of reacquiring debt . . .         38 890         39 504
  Unamortized debt expense. . . . . . . . . .          9 435          9 332
  Other . . . . . . . . . . . . . . . . . . .         64 912         53 280
                                                     260 913        220 925

                                                  $2 720 781     $2 648 429




The accompanying notes are an integral part of these consolidated financial statements.




                                                   PSI ENERGY, INC.
                                            CAPITALIZATION AND LIABILITIES
                                                      March 31      December 31
                                                        1994            1993
                                                     (unaudited)

                                                             (thousands)

Common Stock Equity
  Common stock - without par value; $.01 stated
    value; authorized shares - 60,000,000;
    outstanding shares - 53,913,701 at
    March 31, 1994 and December 31, 1993. . . . .     $      539     $      539
  Paid-in capital . . . . . . . . . . . . . . . .        229 282        229 288
  Accumulated earnings subsequent to November 30,
    1986 quasi-reorganization . . . . . . . . . .        498 809        483 242
      Total common stock equity . . . . . . . . .        728 630        713 069


Cumulative Preferred Stock - Not Subject to
  Mandatory Redemption. . . . . . . . . . . . . .        187 979        187 989


Long-term Debt  . . . . . . . . . . . . . . . . .        865 187        816 152
      Total capitalization. . . . . . . . . . . .      1 781 796      1 717 210


Current Liabilities
  Long-term debt due within one year. . . . . . .            160            160
  Notes payable . . . . . . . . . . . . . . . . .        213 256        126 701
  Accounts payable. . . . . . . . . . . . . . . .        111 874        144 093
  Refund due to customers . . . . . . . . . . . .         47 348         81 832
  Litigation settlement . . . . . . . . . . . . .         80 000         80 000
  Advance under accounts receivable
    purchase agreement. . . . . . . . . . . . . .           -            49 940
  Accrued taxes . . . . . . . . . . . . . . . . .         59 617         37 269
  Accrued interest and customers' deposits. . . .         15 391         25 792
                                                         527 646        545 787

Other Liabilities
  Deferred income taxes . . . . . . . . . . . . .        295 262        281 417
  Unamortized investment tax credits. . . . . . .         63 656         64 721
  Other . . . . . . . . . . . . . . . . . . . . .         52 421         39 294
                                                         411 339        385 432

                                                      $2 720 781     $2 648 429


                                               PSI ENERGY, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (unaudited)

                                                  Quarter Ended                   Twelve Months Ended
                                                    March 31                            March 31
                                                1994        1993                   1994          1993
                                                   (thousands)                        (thousands)
Operating Revenues . . . . . . . . . .        $301 267    $285 748              $1 093 788    $1 086 401
Operating Expenses
  Operation
    Fuel . . . . . . . . . . . . . . .         107 537     104 619                 388 845       399 099
    Purchased and exchanged power. . .          14 660       2 719                  36 214        10 549
    Other operation. . . . . . . . . .          46 496      45 830                 187 361       183 826
  Maintenance. . . . . . . . . . . . .          20 060      20 053                  84 027        86 019
  Depreciation . . . . . . . . . . . .          33 432      30 280                 129 973       118 750
  Post-in-service deferred
    depreciation . . . . . . . . . . .          (2 280)       (387)                 (6 962)         (387)
  Taxes
    Federal and state income . . . . .          20 354      20 425                  64 840        70 246
    State, local, and other. . . . . .          12 782      11 462                  46 797        42 438
                                               253 041     235 001                 931 095       910 540
Operating Income . . . . . . . . . . .          48 226      50 747                 162 693       175 861
Other Income and Expense - Net
  Allowance for equity funds used
    during construction. . . . . . . .           3 072       2 092                  12 153         5 026
  Post-in-service carrying costs . . .           2 201         762                   7 444           762
  Other - net. . . . . . . . . . . . .          (2 580)     (2 128)                  6 037        (1 734)
                                                 2 693         726                  25 634         4 054
Income Before Interest . . . . . . . .          50 919      51 473                 188 327       179 915
Interest
  Interest on long-term debt . . . . .          16 524      16 775                  68 695        64 201
  Other interest . . . . . . . . . . .           2 096       1 430                   4 857         7 949
  Allowance for borrowed funds used
    during construction. . . . . . . .          (2 534)     (2 110)                 (9 578)       (6 560)
                                                16 086      16 095                  63 974        65 590
Net Income . . . . . . . . . . . . . .          34 833      35 378                 124 353       114 325
Preferred Dividend Requirement . . . .           3 296       2 301                  13 820         7 343
Income Applicable to Common Stock. . .        $ 31 537    $ 33 077              $  110 533    $  106 982



The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                                       PSI ENERGY, INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                                          (unaudited)
                                             Common     Paid-in     Accumulated
                                              Stock     Capital       Earnings
                                                      (thousands)
Quarter Ended March 31, 1994

  Balance January 1, 1994 . . . . . . . .     $539      $229 288      $483 242
  Net income. . . . . . . . . . . . . . .                               34 833
  Costs of retiring preferred stock . . .                     (6)
  Dividends on preferred stock. . . . . .                               (3 296)
  Dividends on common stock . . . . . . .                              (15 970)
  Balance March 31, 1994. . . . . . . . .     $539      $229 282      $498 809

Quarter Ended March 31, 1993

  Balance January 1, 1993 . . . . . . . .     $539      $221 812      $432 747
  Net income. . . . . . . . . . . . . . .                               35 378
  Dividends on preferred stock. . . . . .                               (1 682)
  Dividends on common stock . . . . . . .                              (15 050)
  Other . . . . . . . . . . . . . . . . .                   (749)
  Balance March 31, 1993. . . . . . . . .     $539      $221 063      $451 393

Twelve Months Ended March 31, 1994

  Balance April 1, 1993 . . . . . . . . .     $539      $221 063      $451 393
  Net income. . . . . . . . . . . . . . .                              124 353
  Costs of issuing and retiring
    preferred stock . . . . . . . . . . .                 (1 887)
  Dividends on preferred stock. . . . . .                              (13 902)
  Dividends on common stock . . . . . . .                              (63 111)
  Other . . . . . . . . . . . . . . . . .                 10 106            76
  Balance March 31, 1994. . . . . . . . .     $539      $229 282      $498 809

Twelve Months Ended March 31, 1993

  Balance April 1, 1992 . . . . . . . . .     $539      $221 830      $399 597
  Net income. . . . . . . . . . . . . . .                              114 325
  Costs of retiring preferred stock . . .                    (18)
  Dividends on preferred stock. . . . . .                               (6 724)
  Dividends on common stock . . . . . . .                              (55 766)
  Other . . . . . . . . . . . . . . . . .                   (749)          (39)
  Balance March 31, 1993. . . . . . . . .     $539      $221 063      $451 393

The accompanying notes are an integral part of these consolidated financial statements.



                                                       PSI ENERGY, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (unaudited)
                                                                    Quarter Ended                 Twelve Months Ended
                                                                       March 31                         March 31
                                                                   1994         1993              1994          1993
                                                                      (thousands)                     (thousands)
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . .           $ 34 833    $  35 378          $ 124 353     $ 114 325
Items providing (using) cash currently:
  Depreciation. . . . . . . . . . . . . . . . . . . .             33 432       30 280            129 973       118 750
  Deferred income taxes and investment tax
    credits - net . . . . . . . . . . . . . . . . . .              7 943         (337)            76 383        10 084
  Allowance for equity funds used during
    construction. . . . . . . . . . . . . . . . . . .             (3 072)      (2 092)           (12 153)       (5 026)
  Regulatory assets - excluding demand-side
    management costs. . . . . . . . . . . . . . . . .            (10 508)      (6 843)           (33 574)      (13 559)
  Changes in current assets and current
    liabilities
      Restricted deposits . . . . . . . . . . . . . .                (69)         (68)               (70)         (244)
      Accounts receivable . . . . . . . . . . . . . .            (14 126)      (2 884)            (4 074)       (8 718)
      Income tax refunds. . . . . . . . . . . . . . .             19 600         -                (9 300)         -
      Fossil fuel and materials and supplies. . . . .            (23 145)      23 321             12 955        19 797
      Accounts payable. . . . . . . . . . . . . . . .            (32 219)       2 957             21 239        (9 832)
      Refund due to customers . . . . . . . . . . . .            (34 484)        -               (91 786)        2 063
      Advance under accounts receivable
        purchase agreement. . . . . . . . . . . . . .            (49 940)        -                  -             -
      Accrued taxes and interest. . . . . . . . . . .             12 039        9 659             (6 124)        8 146
  Other items - net . . . . . . . . . . . . . . . . .             (7 440)      (8 251)           (21 972)      (15 255)
      Net cash provided by (used in) operating
        activities. . . . . . . . . . . . . . . . . .            (67 156)      81 120            185 850       220 531

FINANCING ACTIVITIES
Issuance of preferred stock . . . . . . . . . . . . .               -          96 850             59 475        96 850
Issuance of long-term debt. . . . . . . . . . . . . .             49 068       78 688            212 084       284 136
Funds on deposit from issuance of long-term
  debt. . . . . . . . . . . . . . . . . . . . . . . .              9 177      (60 372)            38 207       (48 806)
Retirement of preferred stock . . . . . . . . . . . .                 (4)        -               (60 111)         -
Redemption of long-term debt. . . . . . . . . . . . .               -            -              (207 880)      (90 000)
Change in short-term debt . . . . . . . . . . . . . .             86 555     (105 801)           198 256       (69 300)
Dividends on preferred stock. . . . . . . . . . . . .             (3 296)      (1 682)           (13 902)       (6 724)
Dividends on common stock . . . . . . . . . . . . . .            (15 970)     (15 050)           (63 111)      (55 766)
Other items - net . . . . . . . . . . . . . . . . . .               -           2 433             10 105         2 433
      Net cash provided by (used in) financing
        activities. . . . . . . . . . . . . . . . . .            125 530       (4 934)           173 123       112 823

INVESTING ACTIVITIES
Utility plant additions . . . . . . . . . . . . . . .            (57 112)     (76 548)          (342 171)     (316 950)
Allowance for equity funds used during
  construction. . . . . . . . . . . . . . . . . . . .              3 072        2 092             12 153         5 026
Demand-side management costs. . . . . . . . . . . . .             (6 419)      (4 324)           (32 831)      (19 455)
Equity investment in Argentine utility. . . . . . . .               -             (94)              -             (599)
      Net cash provided by (used in) investing
        activities. . . . . . . . . . . . . . . . . .            (60 459)     (78 874)          (362 849)     (331 978)

Net increase (decrease) in cash and
  temporary cash investments. . . . . . . . . . . . .             (2 085)      (2 688)            (3 876)        1 376

Cash and temporary cash investments at
  beginning of period . . . . . . . . . . . . . . . .              4 582        9 061              6 373         4 997

Cash and temporary cash investments at
  end of period . . . . . . . . . . . . . . . . . . .           $  2 497    $   6 373          $   2 497     $   6 373


The accompanying notes are an integral part of these consolidated financial statements.

                                               PSI ENERGY, INC.
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. These Consolidated Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of PSI Energy, Inc. (Energy) for a fair presentation of the interim results. These statements should be read in conjunction with Energy's 1993 Annual Report on Form 10-K, as amended (1993 Form 10-K) (Commission File Number 1-3543). Certain amounts in the 1993 Consolidated Financial Statements have been reclassified to conform to the 1994 presentation.

2. In February 1994, Energy issued $50 million, 7 1/8% first mortgage bonds, Series AAA, due February 1, 2024. These bonds are not redeemable prior to February 1, 2004, and are redeemable thereafter at the option of Energy. The proceeds from this debt issuance were used to reduce short-term debt incurred to finance construction.

3. As disclosed in the 1993 Form 10-K, PSI Resources, Inc. (Resources), Energy, and The Cincinnati Gas & Electric Company (CG&E) entered into an Agreement and Plan of Reorganization dated as of December 11, 1992, which was subsequently amended and restated on July 2, 1993, and as of September 10, 1993 (as amended and restated, the "Merger Agreement"). Under the Merger Agreement, Resources will be merged with and into a newly formed corporation named CINergy Corp. (CINergy) and a subsidiary of CINergy will be merged with and into CG&E (collectively referred to as the "Mergers"). In August 1993, the Federal Energy Regulatory Commission (FERC) conditionally approved the Mergers. Certain parties petitioned for rehearing of the FERC's conditional approval. Given the issues raised on the requests for rehearing and the lack of certainty in the record regarding state regulatory powers, on January 12, 1994, the FERC issued an order withdrawing its prior conditional approval of the Mergers and initiating a 60-day, FERC-sponsored settlement procedure.

     In connection with the 60-day, FERC-sponsored settlement procedure and other collaborative discussions, Resources, Energy, CINergy, the Indiana Utility Consumer Counselor, the Citizens Action Coalition of Indiana, Inc., and industrial customer representatives reached a global settlement agreement on merger-related issues. This agreement was filed with the Indiana Utility Regulatory Commission (IURC) on March 2, 1994, and was approved by the IURC in its entirety on March 29, 1994. On March 4, 1994, CG&E, the Public Utilities Commission of Ohio, and the Ohio Office of Consumers Counsel reached an agreement substantially similar to the Indiana agreement. Both settlement agreements were filed with the FERC on March 4, 1994. Additional settlements were also filed with the FERC involving other parties that had intervened in the FERC Mergers approval proceeding.

     Initial comments regarding the settlements were filed with the FERC on April 12, 1994, and reply comments were filed on April 21, 1994. American Electric Power, Dayton Power and Light Company, Indiana Municipal Power Agency, and the American Forest and Paper Association opposed acceptance of the settlements without a hearing on grounds previously raised in their various pleadings filed with the FERC. In both their initial and reply comments, the FERC staff recommended acceptance of the settlements and approval of the Mergers without further hearing.

     CG&E also filed with the FERC a unilateral offer of settlement addressing all issues raised in the Kentucky Public Service Commission's (KPSC) application for rehearing with the FERC. On March 15, 1994, CG&E filed an application with the KPSC seeking approval of the indirect acquisition of control of CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company. A public hearing was held on May 10, 1994, and the KPSC is expected to complete action on the application by mid-May.

4. The following pro forma condensed consolidated financial information combines the historical Consolidated Statements of Income and Consolidated Balance Sheets of Resources and CG&E after giving effect to the Mergers. The unaudited Pro Forma Condensed Consolidated Statements of Income for the three months and twelve months ended March 31, 1994, give effect to the Mergers as if the Mergers had occurred at April 1, 1993. The unaudited Pro Forma Condensed Consolidated Balance Sheet at March 31, 1994, gives effect to the Mergers as if the Mergers had occurred at March 31, 1994. These statements are prepared on the basis of accounting for the Mergers as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the following pro forma condensed consolidated financial information should be read in conjunction with the historical consolidated financial statements and related notes thereto of Resources, Energy, and CG&E. The following information is not necessarily indicative of the operating results or financial position that would have occurred had the Mergers been consummated at the beginning of the periods, or on the date, for which the Mergers are being given effect, nor is it necessarily indicative of future operating results or financial position.


                                          (Left Blank Intentionally)


                                       PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (unaudited)
                                              (in millions, except per share amounts)


                                           Three Months Ended March 31, 1994               Twelve Months Ended March 31, 1994
                                                Historical          Pro Forma                   Historical           Pro Forma
                                          Resources      CG&E         CINergy             Resources       CG&E         CINergy

Operating revenues. . . . . . . .          $303         $562          $865                 $1 102       $1 821         $2 923

Operating expenses. . . . . . . .           256          456           712                    956        1 485          2 441

Operating income. . . . . . . . .            47          106           153                    146          336            482

Other income and
  expense - net . . . . . . . . .             2           10            12                     26         (180)*         (154)

Interest charges - net. . . . . .            17           40            57                     65          157            222

Preferred dividend
  requirement of
  subsidiaries. . . . . . . . . .             3            6             9                     14           25             39


Net income (loss) . . . . . . . .          $ 29         $ 70          $ 99                 $   93       $  (26)        $   67

Average common shares
  outstanding 1/. . . . . . . . .            56           88       139/146                     56           88        138/145

Earnings (Loss) per
  common share 1/ . . . . . . . .          $.52         $.79      $.71/.68                  $1.66        $(.29)      $.49/.46

Dividends declared per
  common share 1/ . . . . . . . .          $.31         $.43      $.40/.38                  $1.18        $1.69     $1.55/1.48




* Reflects write-off of a portion of Wm. H. Zimmer Generating Station ($223 million net of tax).

See Notes to Pro Forma Condensed Consolidated Financial Information.



                                         PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                                        at March 31, 1994
                                                           (unaudited)
                                                          (in millions)

                                                                          Historical                  Pro Forma
                                                                  Resources          CG&E              CINergy
ASSETS

Utility plant - original cost
  In service . . . . . . . . . . . . . . . . . . . . . . . . .     $3 480           $5 219             $8 699
  Accumulated depreciation . . . . . . . . . . . . . . . . . .      1 483            1 506              2 989
                                                             .      1 997            3 713              5 710
  Construction work in progress. . . . . . . . . . . . . . . .        266               69                335
    Total utility plant. . . . . . . . . . . . . . . . . . . .      2 263            3 782              6 045

Current assets . . . . . . . . . . . . . . . . . . . . . . . .        204              632                836
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .        270              782              1 052
    Total assets . . . . . . . . . . . . . . . . . . . . . . .     $2 737           $5 196             $7 933

CAPITALIZATION AND LIABILITIES

Common stock 2/. . . . . . . . . . . . . . . . . . . . . . . .     $    1           $  752             $    1
Paid-in capital 2/ . . . . . . . . . . . . . . . . . . . . . .        256              322              1 330
Retained earnings. . . . . . . . . . . . . . . . . . . . . . .        463              488                951
    Total common stock equity. . . . . . . . . . . . . . . . .        720            1 562              2 282

Cumulative preferred stock of subsidiaries . . . . . . . . . .        188              290                478
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        865            1 837              2 702
    Total capitalization . . . . . . . . . . . . . . . . . . .      1 773            3 689              5 462

Current liabilities. . . . . . . . . . . . . . . . . . . . . .        548              466              1 014
Deferred income taxes. . . . . . . . . . . . . . . . . . . . .        300              742              1 042
Other liabilities. . . . . . . . . . . . . . . . . . . . . . .        116              299                415
    Total capitalization and liabilities . . . . . . . . . . .     $2 737           $5 196             $7 933



Notes to Pro Forma Condensed Consolidated Financial Information

1/    The Pro Forma Condensed Consolidated Statements of Income reflect the conversion of each share of Resources'
      common stock outstanding into (a) .909 share and (b) 1.023 shares of CINergy common stock and each share of
      CG&E's common stock outstanding into one share of CINergy common stock.  The actual Resources conversion ratio may be lower than 1.023 or higher than .909 depending upon closing sales prices of CG&E's common stock during a period prior to the consummation of the Mergers.  Pro forma dividends declared per common share reflect the historical dividends declared by Resources and CG&E, divided by the pro forma average number of
      CINergy common stock shares outstanding.

2/    The pro forma "Common stock" and "Paid-in capital" amounts reflected in the Pro Forma Condensed Consolidated
      Balance Sheet are based on the conversion of each share of Resources' common stock outstanding into 1.023 shares of CINergy common stock ($.01 par value) and each share of CG&E's common stock outstanding into one share of CINergy common stock ($.01 par value).  Any Resources conversion ratio lower than 1.023 would result in a reallocation of amounts between "Common stock" and "Paid-in capital".  However, any such reallocation would have no effect on "Total common stock equity".

3/    Intercompany transactions (including purchased and exchanged power transactions) between Resources and CG&E during the periods presented were not material and accordingly no pro forma adjustments were made to eliminate such transactions.

4/    Transaction costs, estimated to be approximately $47 million, are being deferred by Resources and CG&E.  Resources'
      portion of the costs are being deferred for post-Mergers recovery through customers' rates.  In a settlement agreement filed with the Public Utilities Commission of Ohio, CG&E has agreed to, among other things, amortize its portion of merger-related transaction costs over a period ending by January 1, 1999. CG&E will be permitted to retain all of its non-fuel savings from the Mergers until 1999.







                            PSI ENERGY, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Merger Agreement with The Cincinnati Gas & Electric Company

As disclosed in PSI Energy, Inc.'s (Energy) 1993 Annual Report on Form 10-K, as amended (1993 Form 10-K), PSI Resources, Inc. (Resources), Energy, and The Cincinnati Gas & Electric Company (CG&E) entered into an Agreement and Plan of Reorganization dated as of December 11, 1992, which was subsequently amended and restated on July 2, 1993, and as of September 10, 1993 (as amended and restated, the "Merger Agreement"). Under the Merger Agreement, Resources will be merged with and into a newly formed corporation named CINergy Corp. (CINergy) and a subsidiary of CINergy will be merged with and into CG&E (collectively referred to as the "Mergers"). In August 1993, the Federal Energy Regulatory Commission (FERC) conditionally approved the Mergers. Certain parties petitioned for rehearing of the FERC's conditional approval. Given the issues raised on the requests for rehearing and the lack of certainty in the record regarding state regulatory powers, on January 12, 1994, the FERC issued an order withdrawing its prior conditional approval of the Mergers and initiating a 60-day, FERC-sponsored settlement procedure.

In connection with the 60-day, FERC-sponsored settlement procedure and other collaborative discussions, Resources, Energy, CINergy, the Indiana Utility Consumer Counselor, the Citizens Action Coalition of Indiana, Inc., and industrial customer representatives reached a global settlement agreement on merger-related issues. This agreement was filed with the Indiana Utility Regulatory Commission (IURC) on March 2, 1994, and was approved by the IURC in its entirety on March 29, 1994. On March 4, 1994, CG&E, the Public Utilities Commission of Ohio, and the Ohio Office of Consumers Counsel reached an agreement substantially similar to the Indiana agreement. Both settlement agreements were filed with the FERC on March 4, 1994. Additional settlements were also filed with the FERC involving other parties that had intervened in the FERC Mergers approval proceeding.

Initial comments regarding the settlements were filed with the FERC on April 12, 1994, and reply comments were filed on April 21, 1994. American Electric Power, Dayton Power and Light Company, Indiana Municipal Power Agency, and the American Forest and Paper Association opposed acceptance of the settlements without a hearing on grounds previously raised in their various pleadings filed with the FERC. In both their initial and reply comments, the FERC staff recommended acceptance of the settlements and approval of the Mergers without further hearing.

CG&E also filed with the FERC a unilateral offer of settlement addressing all issues raised in the Kentucky Public Service Commission's (KPSC) application for rehearing with the FERC. On March 15, 1994, CG&E filed an application with the KPSC seeking approval of the indirect acquisition of control of CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company. A public hearing was held on May 10, 1994, and the KPSC is expected to complete action on the application by mid-May.

CAPITAL RESOURCES

In February 1994, Energy issued $50 million of long-term debt (see Note 2 on page 8).

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1994

Kilowatt-hour Sales

Kilowatt-hour (kwh) sales for the quarter ended March 31, 1994, increased 12% when compared to the same period last year. This increase was primarily attributable to increased sales for resale. Non-firm power sales increased as a result of increased power sales to other utilities. In addition, increased firm power sales were primarily driven by the colder weather conditions experienced in the first quarter of 1994. Also contributing to increased kwh sales were increased retail sales. Sales to domestic and commercial customers increased as a result of the colder weather conditions and the increased number of both domestic and commercial customers in Energy's service territory. Increased industrial sales occurred due to growth primarily in the primary metals and transportation equipment sectors.

Revenues

Total operating revenues increased $16 million (5%) in the first quarter as compared to the same period last year. This increase primarily reflects the changes in kwh sales, as previously discussed. Partially offsetting the increase in revenues due to kwh sales were Energy's lower average realization arising from the increased levels of kwh usage and the 1.5% retail rate reduction as a result of the IURC's December 1993 order, which resolved the outstanding issues related to the appeals of the IURC's April 1990 order and June 1987 order.

















An analysis of operating revenues is shown below:

                                                                         Quarter
                                                                     Ended March 31
                                                                       (millions)
Operating revenues - March 31, 1993                                      $286
Increase (Decrease) due to change in:
  Price per kwh
       Retail                                                              (9)
       Sales for resale
         Firm power obligations                                            (1)
         Non-firm power transactions                                        2
  Total change in price per kwh                                            (8)

  Kwh sales
       Retail                                                              12
       Sales for resale
         Firm power obligations                                             4
         Non-firm power transactions                                        8
  Total change in kwh sales                                                24

  Other                                                                    (1)
Operating revenues - March 31, 1994                                      $301

Operating Expenses

Fuel

Fuel costs, Energy's largest operating expense, increased $3 million (3%) for the quarter as compared to the same period last year.

An analysis of fuel costs is shown below:

                                                                          Quarter
                                                                      Ended March 31
                                                                        (millions)
Fuel expense - March 31, 1993                                            $105
Increase (Decrease) due to change in:
  Price of fuel                                                            (1)
  Kwh generation                                                            4

Fuel expense - March 31, 1994                                            $108

Purchased and Exchanged Power

Purchased and exchanged power for the quarter increased $12 million as compared to the same period last year. Increased third party power sales to other utilities through Energy's system contributed to this increase.

Depreciation

Primarily as a result of additions to electric utility plant, depreciation expense for the quarter ended March 31, 1994, increased $3 million (10%) as compared to the same period last year.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MARCH 31, 1994

Kilowatt-hour Sales

Kwh sales for the twelve months ended March 31, 1994, increased 7% as compared to the same period last year. This increase was primarily the result of increased retail sales. Sales to domestic and commercial customers increased as a result of the more normal weather experienced during the second and third quarters of 1993 and the colder weather experienced in the first quarter of 1994, in addition to the increased number of both domestic and commercial customers in Energy's service territory. Industrial kwh sales also increased, reflecting growth primarily in the primary metals and transportation equipment sectors. In addition, firm power sales for resale increased primarily as a result of the weather conditions previously discussed.

Revenues

Total operating revenues for the twelve months ended March 31, 1994, remained relatively unchanged when compared to the same period last year, showing an increase of $7 million (1%). The increase in revenues driven by the increase in kwh sales previously discussed was substantially offset by the $31 million refund resulting from the settlement of the IURC's April 1990 order, Energy's lower average realization arising from the increased levels of kwh usage, and the effects of lower fuel costs.






















An analysis of operating revenues is shown below:

                                                                       Twelve Months
                                                                      Ended March 31
                                                                        (millions)
Operating revenues - March 31, 1993                                    $1 086
Increase (Decrease) due to change in:
  Price per kwh
       Retail                                                             (68)
       Sales for resale
         Firm power obligations                                            (4)
         Non-firm power transactions                                        9
  Total change in price per kwh                                           (63)

  Kwh sales
       Retail                                                              67
       Sales for resale
         Firm power obligations                                             8
         Non-firm power transactions                                       -
  Total change in kwh sales                                                75

  Other                                                                    (4)
Operating revenues - March 31, 1994                                    $1 094

Operating Expenses

Fuel

Fuel costs decreased $10 million (3%) for the twelve months ended March 31, 1994, as compared to the same period last year.

An analysis of fuel costs is shown below:

                                                                       Twelve Months
                                                                      Ended March 31
                                                                        (millions)
Fuel expense - March 31, 1993                                            $399
Increase (Decrease) due to change in:
  Price of fuel                                                           (17)
  Kwh generation                                                            7
Fuel expense - March 31, 1994                                            $389

Purchased and Exchanged Power

Purchased and exchanged power for the twelve months ended March 31, 1994, as compared to the same period last year, increased $26 million. This increase reflects increased purchases of power to meet Energy's own load and to sell to other utilities.

Depreciation Expense

Depreciation expense for the twelve months ended March 31, 1994, increased $11 million (9%) as compared to the same period last year. This increase was primarily the result of additions to electric utility plant.

Other Income and Expense - Net

Other income and expense increased $22 million in the twelve months ended March 31, 1994, as compared to the same period last year. Contributing to this increase was the IURC's December 1993 order, which resulted in a reduction of the loss previously recognized for the IURC's June 1987 order. The increase was also due, in part, to the implementation of the January 1993 IURC order authorizing the accrual of post-in-service carrying costs. In addition, the equity component of the allowance for funds used during construction increased partially as a result of increased construction.



                                          (Left Blank Intentionally)

                            PART II - OTHER INFORMATION

                     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     None.

b. The following reports on Form 8-K were filed during the first quarter of 1994:

        Date of Report                           Items Filed

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

       March 28, 1994             Item 7 - Financial Statements and Exhibits.
                                  (The Cincinnati Gas & Electric Company's
                                  Annual Report on Form 10-K for the year ended
                                  December 31, 1993, and Consent of Independent
                                  Public Accountants.)

                                                  SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although PSI Energy, Inc. (Energy) believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Energy, these statements reflect all adjustments (which include only normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by an officer and the principal accounting officer on its behalf by the undersigned thereunto duly authorized.



                                            PSI ENERGY, INC.
                                               Registrant



Date:     May 12, 1994     /s/              J. Wayne Leonard
                                           (J. Wayne Leonard)
                           Senior Vice President and Chief Financial Officer


Date:     May 12, 1994     /s/              Charles J. Winger
                                           (Charles J. Winger)
                              Comptroller and Principal Accounting Officer