Form 10-Q
period 1994-06-30
PSI ENERGY INC
filed 1994-08-12
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549


                                           FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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


                       (APPLICABLE ONLY TO CORPORATE ISSUERS:)

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Common Stock - without par value; $.01 stated value - 53,913,701 shares outstanding at July 31, 1994, all of which were held by PSI Resources, Inc.



                                      PSI ENERGY, INC.

                                      TABLE OF CONTENTS


 Item                                                                    Page
Number                                                                  Number

                                PART I.  FINANCIAL INFORMATION

  1         Consolidated Financial Statements
              Consolidated Balance Sheets . . . . . . . . . . . . . .       3
              Consolidated Statements of Income . . . . . . . . . . .       5
              Consolidated Statements of Changes in
                Common Stock Equity . . . . . . . . . . . . . . . . .       6
              Consolidated Statements of Cash Flows . . . . . . . . .       7
              Notes to Consolidated Financial Statements. . . . . . .       8
  2         Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . .      14


                                  PART II.  OTHER INFORMATION


  1         Legal Proceedings . . . . . . . . . . . . . . . . . . . .      24
  6         Exhibits and Reports on Form 8-K  . . . . . . . . . . . .      24
            Signatures  . . . . . . . . . . . . . . . . . . . . . . .      25

                                      PSI ENERGY, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                           ASSETS


                                                    June 30      December 31
                                                     1994           1993
                                                  (unaudited)

                                                          (thousands)


Electric Utility Plant - original cost
  In service  . . . . . . . . . . . . . . . .     $3 513 891     $3 449 127
  Accumulated depreciation  . . . . . . . . .      1 509 759      1 455 871
                                                   2 004 132      1 993 256

  Construction work in progress . . . . . . .        304 650        243 802


    Total electric utility plant  . . . . . .      2 308 782      2 237 058



Current Assets
  Cash and temporary cash investments . . . .          5 017          4 582
  Restricted deposits . . . . . . . . . . . .         36 860         49 111
  Accounts receivable . . . . . . . . . . . .         48 135         28 657
  Income tax refunds. . . . . . . . . . . . .          3 800         28 900
  Fossil fuel - at average cost . . . . . . .        102 169         45 315
  Materials and supplies - at average cost. .         29 708         31 212
  Other . . . . . . . . . . . . . . . . . . .          2 590          2 669
                                                     228 279        190 446


Other Assets
  Regulatory assets . . . . . . . . . . . . .        161 466        118 809
  Unamortized costs of reacquiring debt . . .         38 259         39 504
  Unamortized debt expense  . . . . . . . . .          9 320          9 332
  Other . . . . . . . . . . . . . . . . . . .         74 430         53 280
                                                     283 475        220 925

                                                  $2 820 536     $2 648 429




The accompanying notes are an integral part of these consolidated financial statements.






                                         PSI ENERGY, INC.
                                 CAPITALIZATION AND LIABILITIES
                                                        June 30      December 31
                                                         1994           1993
                                                      (unaudited)

                                                             (thousands)

Common Stock Equity
  Common stock - without par value; $.01 stated
    value; authorized shares - 60,000,000;
    outstanding shares - 53,913,701 at
    June 30, 1994 and December 31, 1993 . . . . .     $      539     $      539
  Paid-in capital . . . . . . . . . . . . . . . .        229 287        229 288
  Accumulated earnings subsequent to November 30,
    1986 quasi-reorganization . . . . . . . . . .        497 784        483 242
      Total common stock equity . . . . . . . . .        727 610        713 069


Cumulative Preferred Stock - Not Subject to
  Mandatory Redemption. . . . . . . . . . . . . .        187 968        187 989


Long-term Debt  . . . . . . . . . . . . . . . . .        877 408        816 152
      Total capitalization. . . . . . . . . . . .      1 792 986      1 717 210


Current Liabilities
  Long-term debt due within one year. . . . . . .            160            160
  Notes payable . . . . . . . . . . . . . . . . .        293 000        126 701
  Accounts payable. . . . . . . . . . . . . . . .        123 168        144 093
  Refund due to customers . . . . . . . . . . . .         37 608         81 832
  Litigation settlement . . . . . . . . . . . . .         80 000         80 000
  Advance under accounts receivable
    purchase agreement  . . . . . . . . . . . . .           -            49 940
  Accrued taxes . . . . . . . . . . . . . . . . .         35 886         37 269
  Accrued interest and customers' deposits. . . .         28 572         25 792
                                                         598 394        545 787

Other Liabilities
  Deferred income taxes . . . . . . . . . . . . .        309 817        281 417
  Unamortized investment tax credits. . . . . . .         62 591         64 721
  Other . . . . . . . . . . . . . . . . . . . . .         56 748         39 294
                                                         429 156        385 432

                                                      $2 820 536     $2 648 429


/TABLE

                                            PSI ENERGY, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (unaudited)
                                                Quarter Ended             Six Months Ended        Twelve Months Ended
                                                   June 30                    June 30                   June 30
                                              1994         1993          1994         1993          1994       1993
                                                 (thousands)                (thousands)               (thousands)
Operating Revenues . . . . . . . . . . .    $279 806     $221 453      $581 073    $507 201     $1 152 141   $1 051 295
Operating Expenses
  Operation
    Fuel . . . . . . . . . . . . . . . .      96 167       89 863       203 704     194 482        395 149      394 799
    Purchased and exchanged power. . . .      13 566        4 575        28 226       7 294         45 205       10 860
    Other operation. . . . . . . . . . .      54 119       45 814       100 615      91 644        195 666      181 005
  Maintenance. . . . . . . . . . . . . .      22 316       20 925        42 376      40 978         85 418       85 419
  Depreciation . . . . . . . . . . . . .      33 771       30 937        67 203      61 217        132 807      120 751
  Post-in-service deferred
    depreciation . . . . . . . . . . . .      (2 342)        (550)       (4 622)       (937)        (8 754)        (937)
  Taxes
    Federal and state income . . . . . .      12 347        1 528        32 701      21 953         75 659       59 721
    State, local, and other. . . . . . .      12 689       10 910        25 471      22 372         48 576       42 039
                                             242 633      204 002       495 674     439 003        969 726      893 657
Operating Income . . . . . . . . . . . .      37 173       17 451        85 399      68 198        182 415      157 638
Other Income and Expense - Net
  Allowance for equity funds used
    during construction. . . . . . . . .         367        2 322         3 439       4 414         10 198        5 105
  Post-in-service carrying costs . . . .       2 105          841         4 306       1 603          8 708        1 603
  Other - net. . . . . . . . . . . . . .      (2 612)      10 623        (5 192)      8 495         (7 198)       9 131
                                                (140)      13 786         2 553      14 512         11 708       15 839
Income Before Interest . . . . . . . . .      37 033       31 237        87 952      82 710        194 123      173 477
Interest
  Interest on long-term debt . . . . . .      17 098       17 797        33 622      34 572         67 996       67 218
  Other interest . . . . . . . . . . . .       3 286          716         5 382       2 146          7 427        5 086
  Allowance for borrowed funds used
    during construction. . . . . . . . .      (2 243)      (2 850)       (4 777)     (4 960)        (8 971)      (7 943)
                                              18 141       15 663        34 227      31 758         66 452       64 361
Net Income . . . . . . . . . . . . . . .      18 892       15 574        53 725      50 952        127 671      109 116
Preferred Dividend Requirement . . . . .       3 295        3 116         6 591       5 417         13 999        8 778
Income Applicable to Common Stock. . . .    $ 15 597     $ 12 458      $ 47 134    $ 45 535     $  113 672   $  100 338


The accompanying notes are an integral part of these consolidated financial statements.


                               PSI ENERGY, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                  (unaudited)
                                             Common     Paid-in     Accumulated
                                              Stock     Capital       Earnings
                                                      (thousands)
Quarter Ended June 30, 1994

  Balance April 1, 1994 . . . . . . . . .     $539      $229 282      $498 809
  Net income. . . . . . . . . . . . . . .                               18 892
  Gain on retiring preferred stock. . . .                      5
  Dividends on preferred stock. . . . . .                               (3 295)
  Dividends on common stock . . . . . . .                              (16 622)

  Balance June 30, 1994 . . . . . . . . .     $539      $229 287      $497 784

Quarter Ended June 30, 1993

  Balance April 1, 1993 . . . . . . . . .     $539      $221 063      $451 393
  Net income. . . . . . . . . . . . . . .                               15 574
  Dividends on preferred stock. . . . . .                               (3 116)
  Dividends on common stock . . . . . . .                              (15 375)
  Other . . . . . . . . . . . . . . . . .                  9 873

  Balance June 30, 1993 . . . . . . . . .     $539      $230 936      $448 476

Six Months Ended June 30, 1994

  Balance January 1, 1994 . . . . . . . .     $539      $229 288      $483 242
  Net income. . . . . . . . . . . . . . .                               53 725
  Costs of retiring preferred stock . . .                     (1)
  Dividends on preferred stock. . . . . .                               (6 591)
  Dividends on common stock . . . . . . .                              (32 592)

  Balance June 30, 1994 . . . . . . . . .     $539      $229 287      $497 784

Six Months Ended June 30, 1993

  Balance January 1, 1993 . . . . . . . .     $539      $221 812      $432 747
  Net income. . . . . . . . . . . . . . .                               50 952
  Dividends on preferred stock. . . . . .                               (4 798)
  Dividends on common stock . . . . . . .                              (30 425)
  Other . . . . . . . . . . . . . . . . .                  9 124

  Balance June 30, 1993 . . . . . . . . .     $539      $230 936      $448 476

Twelve Months Ended June 30, 1994

  Balance July 1, 1993. . . . . . . . . .     $539      $230 936      $448 476
  Net income. . . . . . . . . . . . . . .                              127 671
  Costs of issuing and retiring
    preferred stock . . . . . . . . . . .                 (1 656)
  Dividends on preferred stock. . . . . .                              (14 081)
  Dividends on common stock . . . . . . .                              (64 358)
  Other . . . . . . . . . . . . . . . . .                      7            76

  Balance June 30, 1994 . . . . . . . . .     $539      $229 287      $497 784

Twelve Months Ended June 30, 1993

  Balance July 1, 1992. . . . . . . . . .     $539      $221 811      $405 820
  Net income. . . . . . . . . . . . . . .                              109 116
  Dividends on preferred stock. . . . . .                               (8 159)
  Dividends on common stock . . . . . . .                              (58 262)
  Other . . . . . . . . . . . . . . . . .                  9 125           (39)

  Balance June 30, 1993 . . . . . . . . .     $539      $230 936      $448 476

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                               PSI ENERGY, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)
                                                          Quarter Ended          Six Months Ended         Twelve Months Ended
                                                             June 30                 June 30                    June 30
                                                         1994       1993         1994        1993          1994         1993
                                                           (thousands)              (thousands)               (thousands)
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . .   $ 18 892  $  15 574    $  53 725    $  50 952     $ 127 671    $ 109 116
Items providing (using) cash currently:
  Depreciation. . . . . . . . . . . . . . . . . . .     33 771     30 937       67 203       61 217       132 807      120 751
  Deferred income taxes and investment tax
    credits - net . . . . . . . . . . . . . . . . .     12 760     54 141       20 703       53 804        35 002       64 120
  Allowance for equity funds used during
    construction. . . . . . . . . . . . . . . . . .       (367)    (2 322)      (3 439)      (4 414)      (10 198)      (5 105)
  Regulatory assets - excluding demand-side
    management costs  . . . . . . . . . . . . . . .     (1 051)    (6 533)     (11 559)     (13 376)      (28 092)     (18 293)
  Changes in current assets and current
    liabilities
      Restricted deposits . . . . . . . . . . . . .        (81)       194         (150)         126          (345)        (349)
      Accounts receivable . . . . . . . . . . . . .     (5 352)    14 776      (19 478)      11 892       (24 202)       3 910
      Income tax refunds. . . . . . . . . . . . . .      5 500    (18 000)      25 100      (18 000)       14 200      (18 000)
      Fossil fuel and materials and supplies  . . .    (32 205)    16 413      (55 350)      39 734       (35 663)      62 134
      Accounts payable. . . . . . . . . . . . . . .     11 294      6 654      (20 925)       9 611        25 879        2 438
      Refund due to customers . . . . . . . . . . .     (9 740)    10 866      (44 224)      10 866      (112 392)      10 866
      Advance under accounts receivable
        purchase agreement. . . . . . . . . . . . .       -          -         (49 940)        -             -            -
      Accrued taxes and interest. . . . . . . . . .    (10 468)   (47 763)       1 571      (38 104)       31 171      (25 431)
  Other items - net . . . . . . . . . . . . . . . .      2 616     (5 824)      (4 824)     (14 075)       (3 434)     (20 788)
      Net cash provided by (used in) operating
        activities. . . . . . . . . . . . . . . . .     25 569     69 113      (41 587)     150 233       152 404      285 369

FINANCING ACTIVITIES
Issuance of preferred stock . . . . . . . . . . . .       -          -            -          96 850        59 475       96 850
Issuance of long-term debt. . . . . . . . . . . . .       -          -          49 068       78 688       212 084      144 193
Funds on deposit from issuance of long-term
  debt. . . . . . . . . . . . . . . . . . . . . . .      3 224      7 308       12 401      (53 064)       34 123      (43 582)
Retirement of preferred stock . . . . . . . . . . .         (6)      -             (10)        -          (60 117)        -
Redemption of long-term debt. . . . . . . . . . . .       -          -            -            -         (207 880)        -
Change in short-term debt . . . . . . . . . . . . .     79 744     44 801      166 299      (61 000)      233 199      (52 799)
Dividends on preferred stock. . . . . . . . . . . .     (3 295)    (3 116)      (6 591)      (4 798)      (14 081)      (8 159)
Dividends on common stock . . . . . . . . . . . . .    (16 622)   (15 375)     (32 592)     (30 425)      (64 358)     (58 262)
Other items - net . . . . . . . . . . . . . . . . .       -        10 098         -          12 531             7       12 531
      Net cash provided by (used in) financing
        activities. . . . . . . . . . . . . . . . .     63 045     43 716      188 575       38 782       192 452       90 772

INVESTING ACTIVITIES
Utility plant additions . . . . . . . . . . . . . .    (77 366)   (98 175)    (134 478)    (174 723)     (321 362)    (345 372)
Allowance for equity funds used during
  construction. . . . . . . . . . . . . . . . . . .        367      2 322        3 439        4 414        10 198        5 105
Demand-side management costs. . . . . . . . . . . .     (9 095)    (5 730)     (15 514)     (10 054)      (36 196)     (22 650)
Equity investment in Argentine utility. . . . . . .       -       (10 098)        -         (10 192)         -         (10 697)
      Net cash provided by (used in) investing
        activities. . . . . . . . . . . . . . . . .    (86 094)  (111 681)    (146 553)    (190 555)     (347 360)    (373 614)

Net increase (decrease) in cash and
  temporary cash investments. . . . . . . . . . . .      2 520      1 148          435       (1 540)       (2 504)       2 527

Cash and temporary cash investments at
  beginning of period . . . . . . . . . . . . . . .      2 497      6 373        4 582        9 061         7 521        4 994

Cash and temporary cash investments at
  end of period . . . . . . . . . . . . . . . . . .   $  5 017  $   7 521    $   5 017    $   7 521     $   5 017    $   7 521

The accompanying notes are an integral part of these consolidated financial statements.

                                      PSI ENERGY, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. These Consolidated Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of PSI Energy, Inc. (Energy) for a fair presentation of the interim results. These statements should be read in conjunction with Energy's 1993 Annual Report on Form 10-K (1993 Form 10-K) (Commission File Number 1-3543). Certain amounts in the 1993 Consolidated Financial Statements have been reclassified to conform to the 1994 presentation.

2. In February 1994, Energy issued $50 million, 7 1/8% first mortgage bonds, Series AAA, due February 1, 2024. These bonds are not redeemable prior to February 1, 2004, and are redeemable thereafter at the option of Energy. The proceeds from this debt issuance were used to reduce short-term debt incurred to finance construction.

3. As disclosed in the 1993 Form 10-K, PSI Resources, Inc. (Resources), Energy, and The Cincinnati Gas & Electric Company (CG&E) entered into an Agreement and Plan of Reorganization dated as of December 11, 1992, which was subsequently amended and restated on July 2, 1993, and as of September 10, 1993, and was further amended as of June 20, 1994, and as of July 26, 1994 (as amended and restated, the "Merger Agreement"). Under the Merger Agreement, Resources will be merged with and into a newly formed corporation named CINergy Corp. (CINergy) and a subsidiary of CINergy will be merged with and into CG&E (collectively referred to as the "Mergers").

    In August 1993, the Federal Energy Regulatory Commission (FERC) conditionally approved the Mergers. Certain parties petitioned for rehearing of the FERC's conditional approval. Given the issues raised on the requests for rehearing and the lack of certainty in the record regarding state regulatory powers, on January 12, 1994, the FERC issued an order withdrawing its prior conditional approval of the Mergers and initiating a 60-day, FERC-sponsored settlement procedure. In connection with this settlement procedure and other collaborative discussions, Resources, Energy, CINergy, the Indiana Office of the Utility Consumer Counselor (UCC), the Citizens Action Coalition of Indiana, Inc., and industrial customer representatives reached a global settlement agreement on merger-related issues. This agreement was filed with the Indiana Utility Regulatory Commission (IURC) on March 2, 1994, and was approved in its entirety by the IURC on March 29, 1994. On March 4, 1994, CG&E, the Public Utilities Commission of Ohio (PUCO), and the Ohio Office of Consumers Counsel reached an agreement substantially similar to the Indiana agreement. Both settlement agreements were filed with the FERC on March 4, 1994. Additional settlements were also filed with the FERC involving other parties that had intervened in the FERC Mergers approval proceeding.

    Initial comments regarding the settlements were filed with the FERC on April 12, 1994, and reply comments were filed on April 21, 1994. American Electric Power, Dayton Power and Light Company, Indiana Municipal Power Agency, and the American Forest and Paper Association opposed acceptance of the settlements without a hearing on grounds previously raised in their various pleadings filed with the FERC. In both their initial and reply comments, the FERC staff recommended acceptance of the settlements and approval of the Mergers without further hearing. There is no deadline by which the FERC must rule.

    CG&E also filed with the FERC a unilateral offer of settlement addressing all issues raised in the Kentucky Public Service Commission's (KPSC) application for rehearing with the FERC. On March 15, 1994, CG&E filed an application with the KPSC seeking approval of the indirect acquisition of control of CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company (ULH&P). A public hearing was held on May 10, 1994, and on May 13, 1994, the KPSC issued an order conditionally approving the indirect acquisition of control of ULH&P by CINergy. On May 19, 1994, CG&E, CINergy, and ULH&P accepted the conditions outlined by the KPSC, and on May 23, 1994, the KPSC accepted the unilateral offer of settlement which CG&E had filed with the FERC, as modified by mutual agreement to take into account conditions in the KPSC order regarding the timing of CG&E's next wholesale rate filing applicable to ULH&P.

    The Mergers are also subject to the approval of the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935. An application requesting such SEC approval was filed on May 23, 1994. Certain parties have filed to intervene and have requested a hearing in the SEC proceeding. These intervenors argue for forced divestiture of CG&E's gas operations and raise other contractual and operational issues as to CG&E's and Energy's electric operations. On August 1, 1994, CINergy filed a response contesting these requests for a hearing.

    While the companies' goal remains to consummate the Mergers by the end of the third quarter of 1994, closing may be extended into the fourth quarter. If the settlements are not accepted and a hearing is convened by the FERC, or SEC approval is delayed, the consummation of the Mergers would likely be further extended. There can be no assurance that the Mergers will be consummated. An amendment to the Merger Agreement dated as of June 20, 1994, extended the date after which the agreement may be terminated from June 30, 1994, to September 30, 1994.

4. Hearings have been held before the IURC on Energy's case-in-chief supporting Energy's request for a $103 million, 11.6% retail rate increase. On July 6, 1994, the UCC filed testimony with the IURC recommending an $8.5 million retail rate increase. The primary differences between Energy's case and the UCC's case are the requested rate of return, proposed depreciation expense, and Energy's request to include in rates the cost of postretirement benefits other than pensions on an accrual basis. A final rate order is anticipated in early 1995 following the conclusion of the remaining hearings scheduled for later this year. Energy cannot predict what action the IURC may take with respect to this proposed rate increase.

    On July 14, 1994, Energy filed a petition with the IURC requesting an additional retail rate increase of approximately 8% primarily to recover the costs of two major projects previously approved by the IURC. The first project is a flue-gas desulfurization unit (scrubber) at Energy's Gibson Generating Station which is projected to be completed in October 1994. The second project is Energy's clean coal power generating facility at the Wabash River Generating Station which is planned to go in-service by the end of the third quarter of 1995. Energy cannot predict what action the IURC may take with respect to this proposed rate increase.

    In addition, on July 14, 1994, in a separate proceeding, Energy filed with the IURC its plan for the allocation of Energy's portion of the net benefits of the Mergers. Energy estimates that approximately half of the CINergy net merger savings will be allocated to Energy. Under Energy's plan, Energy would recover its share of projected merger transaction costs and other costs to achieve merger benefits out of merger savings. Additionally, under Energy's plan, up to 15% of Energy's share of the net savings would be retained for the benefit of shareholders, depending on Energy's performance. The hearings on this plan are anticipated to be completed by the end of January 1995. Energy cannot predict what action the IURC may take with respect to the proposed net merger savings allocation.

5. As disclosed in the 1993 Form 10-K, in February 1989, Energy and its officers reached a settlement with Wabash Valley Power Association, Inc.
    (WVPA) which, if approved by judicial and regulatory authorities, will settle the suit filed by WVPA which seeks $478 million plus interest and other damages to recover its share of Marble Hill costs. The settlement is also contingent on the resolution of WVPA's bankruptcy proceeding.

    Alternative plans of reorganization sponsored by WVPA and the Rural Electrification Administration (REA) incorporate the settlement agreement. However, REA's proposed plan provides for full recovery of principal and interest on WVPA's debt to REA, which is substantially in excess of the amount to be recovered under WVPA's proposed plan. In August 1991, the United States Bankruptcy Court for the Southern District of Indiana (Bankruptcy Court) confirmed WVPA's plan of reorganization and denied confirmation of REA's opposing plan. The Bankruptcy Court's approval of WVPA's reorganization plan is contingent upon WVPA's receipt of regulatory approval to increase rates. REA appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Indiana (Indiana District Court). On June 28, 1994, the Indiana District Court ruled in favor of WVPA's plan. Energy cannot predict whether REA may appeal this decision, nor is it known whether WVPA can obtain regulatory approval to increase its rates. If reasonable progress is not made in satisfying conditions to the settlement by February 1, 1995, either party may terminate the settlement agreement.

6. As disclosed in the 1993 Form 10-K, Energy was involved in litigation with Exxon Coal USA, Inc. and Exxon Corporation (Exxon) regarding the price for coal delivered under a coal supply contract. On June 20, 1994, the United States Supreme Court denied Energy's request for review of a ruling by the United States Court of Appeals for the Seventh Circuit, which established the contract price at $30 per ton and reversed the trial court's decision holding that the price should be $23.266 per ton. The IURC has authorized Energy to recover the additional cost through the fuel adjustment clause process. In addition, on August 3, 1994, Energy announced that it had resolved the two remaining lawsuits with Exxon related to coal quality, price and price components, and Exxon's claims against Energy for Energy's failure to take coal after Energy terminated its contract pursuant to a December 1992 court decision. This August 1994 settlement concludes all outstanding litigation between Energy and Exxon with no significant effect on Energy's financial condition.

7. As disclosed in the 1993 Form 10-K, Energy has IURC authority to borrow up to $200 million under short-term credit arrangements. As of July 31, 1994, Energy had $174.9 million outstanding under these arrangements. Energy may also arrange for additional short-term borrowings in accordance with FERC authority. As discussed in the 1993 Form 10-K, such additional borrowings were limited by Energy's Board of Directors to a maximum of $100 million. On July 26, 1994, the Board of Directors authorized Energy to arrange for additional short-term borrowings in accordance with the maximum allowed under FERC authority. As a result of this authorization, Energy may establish short-term borrowing arrangements of up to $126 million as of July 31, 1994. Energy had $124 million outstanding under these arrangements as of July 31, 1994.

8. The following pro forma condensed consolidated financial information combines the historical unaudited Consolidated Statements of Income and Consolidated Balance Sheets of Resources and CG&E after giving effect to the Mergers. The unaudited Pro Forma Condensed Consolidated Statements of Income for the quarter, six months, and twelve months ended June 30, 1994, give effect to the Mergers as if the Mergers had occurred at July 1, 1993. The unaudited Pro Forma Condensed Consolidated Balance Sheet at June 30, 1994, gives effect to the Mergers as if the Mergers had occurred at June 30, 1994. These statements are prepared on the basis of accounting for the Mergers as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the following pro forma condensed consolidated financial information should be read in conjunction with the historical consolidated financial statements and related notes thereto of Resources, Energy, and CG&E. The following information is not necessarily indicative of the operating results or financial position that would have occurred had the Mergers been consummated at the beginning of the periods, or on the date, for which the Mergers are being given effect, nor is it necessarily indicative of future operating results or financial position.






                                 (left blank intentionally)

                               PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (unaudited)
                                      (in millions, except per share amounts)

                                  Quarter Ended                     Six Months Ended                 Twelve Months Ended
                                  June 30, 1994                       June 30, 1994                     June 30, 1994
                              Historical      Pro Forma          Historical      Pro Forma          Historical      Pro Forma
                         Resources    CG&E     CINergy      Resources    CG&E     CINergy      Resources     CG&E    CINergy
Operating revenues . . .    $282      $391         $673        $585      $954       $1 539       $1 161     $1 845     $3 006

Operating expenses . . .     246       321          567         502       778        1 280          994      1 502      2 496

Operating income . . . .      36        70          106          83       176          259          167        343        510

Other income and
  expense - net. . . . .       1         6            7           3        16           19           13       (189)*     (176)

Interest charges - net .      19        37           56          35        77          112           68        156        224

Preferred dividend
  requirement of
  subsidiaries . . . . .       3         5            8           7        11           18           14         24         38

Net income (loss). . . .    $ 15      $ 34         $ 49        $ 44      $104       $  148       $   98     $  (26)    $   72

Average common shares
  outstanding <F1> . . .      56        89      140/146          56        89      140/146           56         88    139/145

Earnings (Loss) per
  common share <F1>. . .    $.27      $.38     $.35/.33        $.79     $1.17   $1.06/1.01        $1.74      $(.29)  $.52/.49

Dividends declared per
  common share <F1>. . .    $.31      $.43     $.40/.38        $.62      $.86     $.80/.76        $1.21  $1.70-1/2 $1.57/1.50

* Reflects write-off of a portion of Wm. H. Zimmer Generating Station ($223 million net of tax).

See Notes to Pro Forma Condensed Consolidated Financial Information.

                         PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                        at June 30, 1994
                                           (unaudited)

                                          (in millions)
                                                                Historical            Pro Forma
                                                        Resources       CG&E           CINergy
ASSETS

Utility plant - original cost
 In service. . . . . . . . . . . . . . . . . . . . .     $3 514        $5 257          $8 771
 Accumulated depreciation. . . . . . . . . . . . . .      1 510         1 538           3 048
                                                          2 004         3 719           5 723
 Construction work in progress . . . . . . . . . . .        305            65             370
   Total utility plant . . . . . . . . . . . . . . .      2 309         3 784           6 093

Current assets . . . . . . . . . . . . . . . . . . .        236           565             801
Other assets . . . . . . . . . . . . . . . . . . . .        293           775           1 068
   Total assets. . . . . . . . . . . . . . . . . . .     $2 838        $5 124          $7 962

CAPITALIZATION AND LIABILITIES

Common stock <F2>. . . . . . . . . . . . . . . . . .     $    1        $  757          $    1
Paid-in capital <F2> . . . . . . . . . . . . . . . .        259           330           1 346
Retained earnings. . . . . . . . . . . . . . . . . .        460           483             943
   Total common stock equity . . . . . . . . . . . .        720         1 570           2 290

Cumulative preferred stock of subsidiaries . . . . .        188           290             478
Long-term debt . . . . . . . . . . . . . . . . . . .        877         1 838           2 715
   Total capitalization. . . . . . . . . . . . . . .      1 785         3 698           5 483

Current liabilities. . . . . . . . . . . . . . . . .        624           374             998
Deferred income taxes. . . . . . . . . . . . . . . .        309           743           1 052
Other liabilities. . . . . . . . . . . . . . . . . .        120           309             429
   Total capitalization and liabilities. . . . . . .     $2 838        $5 124          $7 962


Notes to Pro Forma Condensed Consolidated Financial Information

<F1> The Pro Forma Condensed Consolidated Statements of Income reflect the conversion of each share of
     Resources' common stock outstanding into (a) .909 share and (b) 1.023 shares of CINergy common stock and each share of CG&E's common stock outstanding into one share of CINergy common stock.  The actual
     Resources conversion ratio may be lower than 1.023 or higher than .909 depending upon closing sales prices of CG&E's common stock during a period prior to the consummation of the Mergers.  Pro forma dividends declared per common share reflect the historical dividends declared by Resources and CG&E, divided by the pro forma average number of CINergy common stock shares outstanding.

<F2> The pro forma "Common stock" and "Paid-in capital" amounts reflected in the Pro Forma Condensed
     Consolidated Balance Sheet are based on the conversion of each share of Resources' common stock outstanding into 1.023 shares of CINergy common stock ($.01 par value) and each share of CG&E's common stock outstanding into one share of CINergy common stock ($.01 par value).  Any Resources conversion ratio lower than 1.023 would result in a reallocation of amounts between "Common stock" and "Paid-in capital".
     However, any such reallocation would have no effect on "Total common stock equity".

<F3> Intercompany transactions (including purchased and exchanged power transactions) between
      Resources and CG&E during the periods presented were not material and accordingly no pro forma adjustments were made to eliminate such transactions.

<F4> Transaction costs, estimated to be approximately $47 million, are being deferred by Resources and CG&E.
     Resources' portion of the costs are being deferred for post-Mergers recovery through customers' rates.  In a settlement agreement approved by the PUCO, CG&E has agreed to, among other things, amortize its portion of merger-related transaction costs by January 1, 1999.  CG&E will be permitted to retain all of its non-
     fuel savings from the Mergers until 1999.




                                 PSI ENERGY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Merger Agreement with The Cincinnati Gas & Electric Company

As disclosed in PSI Energy, Inc.'s (Energy) 1993 Annual Report on Form 10-K (1993 Form 10-K), PSI Resources, Inc. (Resources), Energy, and The Cincinnati Gas & Electric Company (CG&E) entered into an Agreement and Plan of Reorganization dated as of December 11, 1992, which was subsequently amended and restated on July 2, 1993, and as of September 10, 1993, and was further amended as of June 20, 1994, and as of July 26, 1994 (as amended and restated, the "Merger Agreement"). Under the Merger Agreement, Resources will be merged with and into a newly formed corporation named CINergy Corp. (CINergy) and a subsidiary of CINergy will be merged with and into CG&E (collectively referred to as the "Mergers").

In August 1993, the Federal Energy Regulatory Commission (FERC) conditionally approved the Mergers. Certain parties petitioned for rehearing of the FERC's conditional approval. Given the issues raised on the requests for rehearing and the lack of certainty in the record regarding state regulatory powers, on January 12, 1994, the FERC issued an order withdrawing its prior conditional approval of the Mergers and initiating a 60-day, FERC-sponsored settlement procedure. In connection with this settlement procedure and other collaborative discussions, Resources, Energy, CINergy, the Indiana Office of the Utility Consumer Counselor (UCC), the Citizens Action Coalition of Indiana, Inc., and industrial customer representatives reached a global settlement agreement on merger-related issues. This agreement was filed with the Indiana Utility Regulatory Commission (IURC) on March 2, 1994, and was approved in its entirety by the IURC on March 29, 1994. On March 4, 1994, CG&E, the Public Utilities Commission of Ohio, and the Ohio Office of Consumers Counsel reached an agreement substantially similar to the Indiana agreement. Both settlement agreements were filed with the FERC on March 4, 1994. Additional settlements were also filed with the FERC involving other parties that had intervened in the FERC Mergers approval proceeding.

Initial comments regarding the settlements were filed with the FERC on April 12, 1994, and reply comments were filed on April 21, 1994. American Electric Power, Dayton Power and Light Company, Indiana Municipal Power Agency, and the American Forest and Paper Association opposed acceptance of the settlements without a hearing on grounds previously raised in their various pleadings filed with the FERC. In both their initial and reply comments, the FERC staff recommended acceptance of the settlements and approval of the Mergers without further hearing. There is no deadline by which the FERC must rule.

CG&E also filed with the FERC a unilateral offer of settlement addressing all issues raised in the Kentucky Public Service Commission's (KPSC) application for rehearing with the FERC. On March 15, 1994, CG&E filed an application with the KPSC seeking approval of the indirect acquisition of control of CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company (ULH&P).
A public hearing was held on May 10, 1994, and on May 13, 1994, the KPSC issued an order conditionally approving the indirect acquisition of control of ULH&P by CINergy. On May 19, 1994, CG&E, CINergy, and ULH&P accepted the conditions outlined by the KPSC, and on May 23, 1994, the KPSC accepted the unilateral offer of settlement which CG&E had filed with the FERC, as modified by mutual agreement to take into account conditions in the KPSC order regarding the timing of CG&E's next wholesale rate filing applicable to ULH&P.

The Mergers are also subject to the approval of the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935. An application requesting such SEC approval was filed on May 23, 1994. Certain parties have filed to intervene and have requested a hearing in the SEC proceeding. These intervenors argue for forced divestiture of CG&E's gas operations and raise other contractual and operational issues as to CG&E's and Energy's electric operations. On August 1, 1994, CINergy filed a response contesting these requests for a hearing.

While the companies' goal remains to consummate the Mergers by the end of the third quarter of 1994, closing may be extended into the fourth quarter. If the settlements are not accepted and a hearing is convened by the FERC, or SEC approval is delayed, the consummation of the Mergers would likely be further extended. There can be no assurance that the Mergers will be consummated. An amendment to the Merger Agreement dated as of June 20, 1994, extended the date after which the agreement may be terminated from June 30, 1994, to September 30, 1994.

Regulatory Matters

Hearings have been held before the IURC on Energy's case-in-chief supporting Energy's request for a $103 million, 11.6% retail rate increase. On July 6, 1994, the UCC filed testimony with the IURC recommending an $8.5 million retail rate increase. The primary differences between Energy's case and the UCC's case are the requested rate of return, proposed depreciation expense, and Energy's request to include in rates the cost of postretirement benefits other than pensions on an accrual basis. A final rate order is anticipated in early 1995 following the conclusion of the remaining hearings scheduled for later this year. Energy cannot predict what action the IURC may take with respect to this proposed rate increase. Delayed rate relief will continue to put downward pressure on earnings.

On July 14, 1994, Energy filed a petition with the IURC requesting an additional retail rate increase of approximately 8% primarily to recover the costs of two major projects previously approved by the IURC. The first project is a flue-gas desulfurization unit (scrubber) at Energy's Gibson Generating Station which is projected to be completed in October 1994. The second project is Energy's clean coal power generating facility at the Wabash River Generating Station which is planned to go in-service by the end of the third quarter of 1995. Energy cannot predict what action the IURC may take with respect to this proposed rate increase.

In addition, on July 14, 1994, in a separate proceeding, Energy filed with the IURC its plan for the allocation of Energy's portion of the net benefits of the Mergers. Net savings as a result of the Mergers, computed based upon customer revenue requirements, are estimated to be approximately $1.5 billion over 10 years. Energy estimates that approximately half of the CINergy net merger savings will be allocated to Energy. Under Energy's plan, Energy would recover its share of projected merger transaction costs and other costs to achieve merger benefits out of merger savings. Additionally, under Energy's plan, up to 15% of Energy's share of the net savings would be retained for the benefit of shareholders, depending on Energy's performance. The hearings on this plan are anticipated to be completed by the end of January 1995. Energy cannot predict what action the IURC may take with respect to the proposed net merger savings allocation.

1994 Voluntary Workforce Reduction Plan

In June 1994, Energy announced a voluntary workforce reduction plan which provides severance benefits to eligible employees who timely elect to terminate their employment with Energy by resignation or retirement. The plan is designed to help realize efficiencies and cost reductions in preparation for the formation of CINergy. Plan costs will not be available until after the participation election period ends on August 31, 1994. In its merger savings allocation plan filed with the IURC, Energy has requested authority to defer the costs associated with this voluntary workforce reduction and to amortize such costs over a 10 year period as an offset against merger savings.

CAPITAL RESOURCES

As disclosed in the 1993 Form 10-K, Energy has IURC authority to borrow up to $200 million under short-term credit arrangements. As of July 31, 1994, Energy had $174.9 million outstanding under these arrangements. Energy may also arrange for additional short-term borrowings in accordance with FERC authority. As discussed in the 1993 Form 10-K, such additional borrowings were limited by Energy's Board of Directors to a maximum of $100 million. On July 26, 1994, the Board of Directors authorized Energy to arrange for additional short-term borrowings in accordance with the maximum allowed under FERC authority. As a result of this authorization, Energy may establish short-term borrowing arrangements of up to $126 million as of July 31, 1994. Energy had $124 million outstanding under these arrangements as of July 31, 1994.

As disclosed in the 1993 Form 10-K, Resources has an effective shelf registration statement for the sale of up to eight million shares of Resources' common stock. A public offering of Resources' common stock is currently anticipated to occur in the third quarter of 1994. The net proceeds from the issuance and sale of this common stock may be used by Resources to reduce its short-term indebtedness, with the balance contributed to the equity capital of Energy. Energy will use this contributed capital for general purposes, including construction expenditures.






RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1994

Kilowatt-hour Sales

For the quarter ended June 30, 1994, kilowatt-hour (kwh) sales increased 14% when compared to the same period last year. This increase was primarily attributable to increased sales for resale. Non-firm power sales increased as a result of increased third party short-term power sales to other utilities through Energy's system and increased direct power sales to other utilities. The increase in firm power sales for resale was primarily driven by the warmer weather conditions experienced particularly during the month of June. Also contributing to increased kwh sales were increased domestic and commercial sales due to the warmer weather conditions previously discussed and the increased number of both domestic and commercial customers in Energy's service territory. In addition, growth primarily in the transportation equipment, rubber and miscellaneous plastic products, and fabricated metal products sectors contributed to increased industrial sales.

Revenues

Total operating revenues increased $58 million (26%) in the second quarter of 1994 as compared to the same period last year. This increase is primarily due to the effects of the $31 million refund accrued in June 1993, which resulted from the settlement of the IURC's April 1990 retail rate order (April 1990 Order) and the changes in kwh sales, as previously discussed. Partially offsetting increased operating revenues was the 1.5% retail rate reduction as a result of the IURC's December 1993 order, which approved the settlement agreement resolving outstanding issues related to the appeals of the April 1990 Order and the IURC's June 1987 order (June 1987 Order).























An analysis of operating revenues is shown below:

                                                      Quarter
                                                   Ended June 30
                                                     (millions)

Operating revenues - June 30, 1993                     $222
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                               33
    Sales for resale
      Firm power obligations                              1
      Non-firm power transactions                         2
  Total change in price per kwh                          36

  Kwh sales
    Retail                                               13
    Sales for resale
      Firm power obligations                              2
      Non-firm power transactions                         8
  Total change in kwh sales                              23

  Other                                                  (1)
Operating revenues - June 30, 1994                     $280

Operating Expenses

Fuel

Fuel expense, Energy's largest operating expense, increased $6 million (7%) for the quarter ended June 30, 1994, as compared to the same period last year.

An analysis of fuel expense is shown below:
                                                      Quarter
                                                   Ended June 30
                                                     (millions)

Fuel expense - June 30, 1993                            $90
Increase (Decrease) due to change in:
  Price of fuel                                          (1)
  Kwh generation                                          7

Fuel expense - June 30, 1994                            $96

Purchased and Exchanged Power

Purchased and exchanged power for the quarter ended June 30, 1994, increased $9 million over the comparable prior year period. This increase was primarily driven by the increased third party short-term power sales to other utilities through Energy's system, as previously discussed.


Other Operation and Maintenance

When compared to the same period last year, other operation and maintenance expenses for the quarter ended June 30, 1994, increased $10 million (15%). This increase was primarily due to a $6 million increase in fuel litigation expenses. Other increases reflect the general inflationary effects on operating costs.

Depreciation

As a result of increased plant additions, depreciation expense for the quarter ended June 30, 1994, increased $3 million (9%) as compared to the same period last year.

Federal and State Income Taxes

Federal and state income taxes for the quarter ended June 30, 1994, increased $11 million over the comparable prior year period reflecting the effect of the settlement of the April 1990 Order on 1993 operating income.

Other Income and Expense - Net

Other income and expense decreased $14 million for the quarter ended June 30, 1994, as compared to the same period last year. This decrease was due primarily to the June 1993 reduction of the loss related to the June 1987 Order.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1994

Kwh Sales

Kwh sales for the six months ended June 30, 1994, increased 13% when compared to the same period last year. This increase was primarily the result of increased sales for resale. Increased third party short-term power sales to other utilities through Energy's system and increased direct power sales to other utilities contributed to increased non-firm power sales. The more extreme weather conditions experienced during the first and second quarters of 1994 resulted in increased firm power sales for resale. In addition to the weather conditions previously discussed, retail sales increased as a result of the increased number of both domestic and commercial customers in Energy's service territory. Increased industrial sales occurred due to growth primarily in the primary metals, transportation equipment, and rubber and miscellaneous plastic products sectors.

Revenues

Total operating revenues increased $74 million (15%) for the six months ended June 30, 1994, as compared to the same period last year. This increase primarily reflects the changes in kwh sales, as previously discussed, in addition to the effects of the $31 million refund accrued in June 1993 as a result of the settlement of the April 1990 Order. Partially offsetting these increases was the 1.5% retail rate reduction resulting from the IURC's December 1993 order, as previously discussed.

An analysis of operating revenues is shown below:

                                                     Six Months
                                                  Ended June 30
                                                    (millions)

Operating revenues - June 30, 1993                     $507
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                               23
    Sales for resale
      Firm power obligations                             -
      Non-firm power transactions                         4
  Total change in price per kwh                          27

  Kwh sales
    Retail                                               25
    Sales for resale
      Firm power obligations                              6
      Non-firm power transactions                        17
  Total change in kwh sales                              48

  Other                                                  (1)
Operating revenues - June 30, 1994                     $581

Operating Expenses

Fuel

Fuel costs for the six months ended June 30, 1994, increased $9 million (5%) when compared to the same period last year.

An analysis of fuel expense is shown below:
                                                    Six Months
                                                   Ended June 30
                                                    (millions)

Fuel expense - June 30, 1993                           $195
Increase (Decrease) due to change in:
  Price of fuel                                          (1)
  Kwh generation                                         10

Fuel expense - June 30, 1994                           $204

Purchased and Exchanged Power

For the six months ended June 30, 1994, purchased and exchanged power increased $21 million when compared to the same period last year. This increase was due to increased purchases of power by Energy to sell to other utilities and to meet Energy's own load.

Other Operation and Maintenance

Other operation and maintenance expenses for the six months ended June 30, 1994, increased $10 million (8%) as compared to the same period last year. This increase was primarily a result of a $6 million increase in fuel litigation expenses, as previously discussed. Also contributing to this increase were the general inflationary effects on operating costs.

Depreciation

Depreciation expense for the six months ended June 30, 1994, increased $6 million (10%) when compared to the same period last year due to increased plant additions.

Federal and State Income Taxes

Federal and state income taxes for the six months ended June 30, 1994, as compared to the same period last year, increased $11 million (49%) primarily reflecting the effect of the settlement of the April 1990 Order on 1993 operating income.

State, Local, and Other Taxes

State, local, and other taxes for the six months ended June 30, 1994, as compared to the same period last year, increased $3 million (14%). This was primarily attributable to higher property taxes, which reflect plant additions and increased property tax rates.

Other Income and Expense - Net

For the six months ended June 30, 1994, other income and expense reflected a $12 million (82%) decrease primarily as a result of the June 1993 reduction of the loss related to the June 1987 Order, as previously discussed. Amounts related to the greater number of completed environmental compliance projects in 1994 which qualify, under IURC authority, for continued accrual of the debt component of the allowance for funds used during construction (AFUDC) (post-in-service carrying costs) partially offset this decrease.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 1994

Kwh Sales

Kwh sales for the twelve months ended June 30, 1994, increased 10% as compared to the same period last year. The increased kwh sales were primarily the result of increased retail sales. Domestic and commercial sales increased as a result of increased domestic and commercial customers in Energy's service territory as well as the more normal weather conditions experienced during the third quarter of 1993 and the more extreme weather conditions experienced during the first and second quarters of 1994, as previously discussed. In addition, growth primarily in the primary metals and transportation equipment sectors resulted in increased industrial sales. Also contributing to increased kwh sales were increased sales for resale primarily as a result of the weather conditions previously discussed.

Revenues

Total operating revenues increased $101 million (10%) for the twelve months ended June 30, 1994, as compared to the same period last year. In addition to the increased kwh sales discussed above, this increase in operating revenues reflects the effects from the $31 million refund accrued in June 1993 as a result of the settlement of the April 1990 Order. Partially offsetting these increases in operating revenues were the effects of lower fuel costs, the 1.5% retail rate reduction resulting from the IURC's December 1993 order, and Energy's lower average realization arising from the increased levels of kwh usage.

An analysis of operating revenues is shown below:

                                                   Twelve Months
                                                   Ended June 30
                                                     (millions)

Operating revenues - June 30, 1993                     $1 051
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                  6
    Sales for resale
      Firm power obligations                               (4)
      Non-firm power transactions                          10
  Total change in price per kwh                            12

  Kwh sales
    Retail                                                 67
    Sales for resale
      Firm power obligations                               11
      Non-firm power transactions                          15
  Total change in kwh sales                                93

  Other                                                    (4)
Operating revenues - June 30, 1994                     $1 152

Operating Expenses

Purchased and Exchanged Power

Purchased and exchanged power for the twelve months ended June 30, 1994, increased $34 million as compared to the same period last year. This increase reflects increased purchases of power by Energy which were necessary to meet Energy's own load and to sell to other utilities.


Other Operation and Maintenance

Other operation and maintenance expenses increased $15 million (6%) for the twelve months ended June 30, 1994, as compared to the same period last year. This increase was primarily attributable to a $6 million increase in fuel litigation expenses, as previously discussed. In addition to the general inflationary effects on operating costs, this increase also reflects the initial costs of Energy's new distribution line clearing program.

Depreciation

Due to increased plant additions, depreciation expense increased $12 million (10%) for the twelve months ended June 30, 1994, as compared to the same period last year.

Federal and State Income Taxes

Federal and state income taxes for the twelve months ended June 30, 1994, increased $16 million (27%) as compared to the same period last year. This increase was primarily the result of the effect of the settlement of the April 1990 Order on the comparable prior period's operating income.

State, Local, and Other Taxes

For the twelve months ended June 30, 1994, state, local, and other taxes increased $7 million (16%) as compared to the same period last year. This was primarily attributable to higher property taxes, which reflect plant additions and increased property tax rates.

Other Income and Expense - Net

Other income and expense for the twelve months ended June 30, 1994, decreased $4 million (26%) as compared to the same period last year. This decrease was primarily attributable to the June 1993 reduction of the loss related to the June 1987 Order, as previously discussed. Partially offsetting this decrease was the implementation of the January 1993 IURC order authorizing the accrual of post-in-service carrying costs. In addition, the equity component of AFUDC increased primarily as a result of increased construction.

                                 PART II - OTHER INFORMATION

                                 ITEM 1.  LEGAL PROCEEDINGS

Refer to Notes 5 and 6 beginning on page 10 of Part I, Item 1 - Notes to Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Copies of the documents listed below are filed herewith.

  Exhibit
Designation                      Nature of Exhibit

   2-a Amendment dated as of June 20, 1994, to the Amended and Restated Agreement and Plan of Reorganization by and among The Cincinnati Gas & Electric Company, PSI Resources, Inc., PSI Energy, Inc., CINergy Corp., an
                 Ohio corporation, CINergy Corp., a Delaware corporation, and CINergy Sub, Inc. dated as of December 11, 1992, as amended and restated on July 2, 1993, and as of September 10, 1993. This amendment extended the date after which the agreement may be terminated from June 30, 1994, to September 30, 1994.

   2-b Amendment dated as of July 26, 1994, to the Amended and Restated Agreement and Plan of Reorganization by and among The Cincinnati Gas & Electric Company (CG&E), PSI Resources, Inc. (Resources), PSI Energy, Inc., CINergy Corp., an Ohio corporation, CINergy Corp. (CINergy), a Delaware corporation, and CINergy Sub, Inc. dated as of December 11, 1992, as amended and restated on July 2, 1993, and as of September 10, 1993, and as further amended as of June 20, 1994. Among other things, this amendment provides for CINergy to pay dividends to shareholders that have not exchanged their Resources or CG&E stock certificates for CINergy stock certificates.

b. The following reports on Form 8-K were filed subsequent to the first quarter of 1994:

         Items Filed                                    Date of Report

Item 7 - Financial Statements
and Exhibits.  (The Cincinnati
Gas & Electric Company's Quarterly
Report on Form 10-Q for the
quarter ended March 31, 1994.)                   May 20, 1994



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



                                            PSI ENERGY, INC.
                                               Registrant



Date  August 11, 1994                       J. Wayne Leonard
                                       Senior Vice President and
                                        Chief Financial Officer


Date  August 11, 1994                       Charles J. Winger
                                        Comptroller and Principal
                                            Accounting Officer