Form 10-Q
period 1994-09-30
PSI ENERGY INC
filed 1994-11-10
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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


                       (APPLICABLE ONLY TO CORPORATE ISSUERS:)

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Common Stock - without par value; $.01 stated value - 53,913,701 shares outstanding at October 31, 1994, all of which were held by CINergy Corp.


                               PSI ENERGY, INC.

                               TABLE OF CONTENTS


 Item                                                                    Page
Number                                                                  Number

                        PART I.  FINANCIAL INFORMATION


  1         Consolidated Financial Statements
              Consolidated Balance Sheets . . . . . . . . . . . . . .       3
              Consolidated Statements of Income . . . . . . . . . . .       5
              Consolidated Statements of Changes in
                Common Stock Equity . . . . . . . . . . . . . . . . .       6
              Consolidated Statements of Cash Flows . . . . . . . . .       7
              Notes to Consolidated Financial Statements. . . . . . .       8
  2         Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . .      14


                          PART II.  OTHER INFORMATION


  1         Legal Proceedings . . . . . . . . . . . . . . . . . . . .      23
  6         Exhibits and Reports on Form 8-K  . . . . . . . . . . . .      23
            Signatures  . . . . . . . . . . . . . . . . . . . . . . .      25

                               PSI ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                 September 30    December 31
                                                     1994           1993
                                                  (unaudited)

                                                          (thousands)


Electric Utility Plant - original cost
  In service  . . . . . . . . . . . . . . . .     $3 719 611     $3 449 127
  Accumulated depreciation  . . . . . . . . .      1 532 648      1 455 871
                                                   2 186 963      1 993 256

  Construction work in progress . . . . . . .        162 921        243 802


    Total electric utility plant  . . . . . .      2 349 884      2 237 058



Current Assets
  Cash and temporary cash investments . . . .          6 186          4 582
  Restricted deposits . . . . . . . . . . . .         26 503         49 111
  Accounts receivable . . . . . . . . . . . .         30 933         28 657
  Income tax refunds. . . . . . . . . . . . .           -            28 900
  Fossil fuel - at average cost . . . . . . .        105 045         45 315
  Materials and supplies - at average cost. .         29 235         31 212
  Other . . . . . . . . . . . . . . . . . . .          3 686          2 669
                                                     201 588        190 446

Other Assets
  Regulatory assets . . . . . . . . . . . . .        181 237        118 809
  Unamortized costs of reacquiring debt . . .         37 629         39 504
  Unamortized debt expense  . . . . . . . . .          9 309          9 332
  Other . . . . . . . . . . . . . . . . . . .         69 865         53 280
                                                     298 040        220 925

                                                  $2 849 512     $2 648 429




The accompanying notes are an integral part of these consolidated financial statements.






                                   PSI ENERGY, INC.
                           CAPITALIZATION AND LIABILITIES
                                                     September 30    December 31
                                                         1994           1993
                                                      (unaudited)

                                                             (thousands)

Common Stock Equity
  Common stock - without par value; $.01 stated
    value; authorized shares - 60,000,000;
    outstanding shares - 53,913,701 at September
    30, 1994 and December 31, 1993. . . . . . . .     $      539     $      539
  Paid-in capital . . . . . . . . . . . . . . . .        229 287        229 288
  Accumulated earnings subsequent to November 30,
    1986 quasi-reorganization . . . . . . . . . .        498 553        483 242
      Total common stock equity . . . . . . . . .        728 379        713 069


Cumulative Preferred Stock - Not Subject to
  Mandatory Redemption. . . . . . . . . . . . . .        187 968        187 989


Long-term Debt  . . . . . . . . . . . . . . . . .        877 658        816 152
      Total capitalization. . . . . . . . . . . .      1 794 005      1 717 210


Current Liabilities
  Long-term debt due within one year. . . . . . .         60 160            160
  Notes payable . . . . . . . . . . . . . . . . .        291 801        126 701
  Accounts payable. . . . . . . . . . . . . . . .        113 859        144 093
  Refund due to customers . . . . . . . . . . . .         34 609         81 832
  Litigation settlement . . . . . . . . . . . . .         80 000         80 000
  Advance under accounts receivable
    purchase agreement. . . . . . . . . . . . . .           -            49 940
  Accrued taxes . . . . . . . . . . . . . . . . .         27 482         37 269
  Accrued interest and customers' deposits. . . .         15 633         25 792
                                                         623 544        545 787

Other Liabilities
  Deferred income taxes . . . . . . . . . . . . .        310 466        281 417
  Unamortized investment tax credits. . . . . . .         61 526         64 721
  Other . . . . . . . . . . . . . . . . . . . . .         59 971         39 294
                                                         431 963        385 432

                                                      $2 849 512     $2 648 429

                                   PSI ENERGY, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)
                                                Quarter Ended            Nine Months Ended        Twelve Months Ended
                                                September 30               September 30               September 30
                                              1994         1993          1994         1993          1994       1993
                                                 (thousands)                (thousands)               (thousands)
Operating Revenues . . . . . . . . . . .    $281 481     $292 822      $862 554    $800 023     $1 140 800   $1 071 370

Operating Expenses
  Operation
    Fuel . . . . . . . . . . . . . . . .     102 137      101 424       305 841     295 906        395 862      397 293
    Purchased and exchanged power. . . .       8 052        7 896        36 278      15 190         45 361       16 978
    Other operation. . . . . . . . . . .      51 724       47 870       152 339     139 514        199 520      182 681
  Maintenance. . . . . . . . . . . . . .      25 413       22 402        67 789      63 380         88 429       85 634
  Depreciation . . . . . . . . . . . . .      34 209       32 556       101 412      93 773        134 460      123 809
  Post-in-service deferred
    depreciation . . . . . . . . . . . .      (2 484)      (1 927)       (7 106)     (2 864)        (9 311)      (2 864)
  Taxes
    Federal and state income . . . . . .      11 880       22 248        44 581      44 201         65 291       62 553
    State, local, and other. . . . . . .      12 884       11 500        38 355      33 872         49 960       42 351
                                             243 815      243 969       739 489     682 972        969 572      908 435

Operating Income . . . . . . . . . . . .      37 666       48 853       123 065     117 051        171 228      162 935

Other Income and Expense - Net
  Allowance for equity funds used
    during construction. . . . . . . . .       1 813        1 862         5 252       6 276         10 149        7 663
  Post-in-service carrying costs . . . .       2 452        2 304         6 758       3 907          8 856        3 907
  Other - net. . . . . . . . . . . . . .      (2 129)         176        (7 321)      8 671         (9 503)       8 816
                                               2 136        4 342         4 689      18 854          9 502       20 386

Income Before Interest . . . . . . . . .      39 802       53 195       127 754     135 905        180 730      183 321

Interest
  Interest on long-term debt . . . . . .      17 283       17 988        50 905      52 560         67 291       69 187
  Other interest . . . . . . . . . . . .       4 820          943        10 202       3 089         11 304        4 634
  Allowance for borrowed funds used
    during construction. . . . . . . . .      (2 539)      (2 113)       (7 316)     (7 073)        (9 397)      (8 995)
                                              19 564       16 818        53 791      48 576         69 198       64 826

Net Income . . . . . . . . . . . . . . .      20 238       36 377        73 963      87 329        111 532      118 495

Preferred Dividend Requirement . . . . .       3 296        3 541         9 887       8 958         13 754       10 639

Income Applicable to Common Stock. . . .    $ 16 942     $ 32 836      $ 64 076    $ 78 371     $   97 778   $  107 856

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                         PSI ENERGY, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                            (unaudited)
                                             Common      Paid-in    Accumulated
                                              Stock      Capital      Earnings
                                                       (thousands)
Quarter Ended September 30, 1994

  Balance July 1, 1994. . . . . . . . . .     $539      $229 287      $497 784
  Net income. . . . . . . . . . . . . . .                               20 238
  Dividends on preferred stock. . . . . .                               (3 295)
  Dividends on common stock . . . . . . .                              (16 174)

  Balance September 30, 1994. . . . . . .     $539      $229 287      $498 553

Quarter Ended September 30, 1993

  Balance July 1, 1993. . . . . . . . . .     $539      $230 936      $448 476
  Net income. . . . . . . . . . . . . . .                               36 377
  Gain on retiring preferred stock. . . .                      2
  Dividends on preferred stock. . . . . .                               (3 541)
  Dividends on common stock . . . . . . .                              (13 868)
  Other . . . . . . . . . . . . . . . . .                      7

  Balance September 30, 1993. . . . . . .     $539      $230 945      $467 444

Nine Months Ended September 30, 1994

  Balance January 1, 1994 . . . . . . . .     $539      $229 288      $483 242
  Net income. . . . . . . . . . . . . . .                               73 963
  Costs of retiring preferred stock . . .                     (1)
  Dividends on preferred stock. . . . . .                               (9 886)
  Dividends on common stock . . . . . . .                              (48 766)

  Balance September 30, 1994. . . . . . .     $539      $229 287      $498 553

Nine Months Ended September 30, 1993

  Balance January 1, 1993 . . . . . . . .     $539      $221 812      $432 747
  Net income. . . . . . . . . . . . . . .                               87 329
  Gain on retiring preferred stock. . . .                      2
  Dividends on preferred stock. . . . . .                               (8 339)
  Dividends on common stock . . . . . . .                              (44 293)
  Other . . . . . . . . . . . . . . . . .                  9 131

  Balance September 30, 1993. . . . . . .     $539      $230 945      $467 444

Twelve Months Ended September 30, 1994

  Balance October 1, 1993 . . . . . . . .     $539      $230 945      $467 444
  Net income. . . . . . . . . . . . . . .                              111 532
  Costs of issuing and retiring
    preferred stock . . . . . . . . . . .                 (1 658)
  Dividends on preferred stock. . . . . .                              (13 835)
  Dividends on common stock . . . . . . .                              (66 664)
  Other . . . . . . . . . . . . . . . . .                                   76

  Balance September 30, 1994. . . . . . .     $539      $229 287      $498 553

Twelve Months Ended September 30, 1993

  Balance October 1, 1992 . . . . . . . .     $539      $221 811      $418 167
  Net income. . . . . . . . . . . . . . .                              118 495
  Gain on retiring preferred stock. . . .                      2
  Dividends on preferred stock. . . . . .                              (10 020)
  Dividends on common stock . . . . . . .                              (59 159)
  Other . . . . . . . . . . . . . . . . .                  9 132           (39)

  Balance September 30, 1993. . . . . . .     $539      $230 945      $467 444


The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                      PSI ENERGY, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                                         Quarter Ended          Nine Months Ended         Twelve Months Ended
                                                          September 30             September 30               September 30
                                                        1994        1993         1994        1993         1994           1993
                                                          (thousands)              (thousands)                (thousands)
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . .   $ 20 238  $  36 377    $  73 963    $  87 329     $ 111 532    $ 118 495
Items providing (using) cash currently:
  Depreciation. . . . . . . . . . . . . . . . . . .     34 209     32 556      101 412       93 773       134 460      123 809
  Deferred income taxes and investment tax
    credits - net . . . . . . . . . . . . . . . . .     (1 145)    10 819       19 558       64 623        23 038       72 577
  Allowance for equity funds used during
    construction. . . . . . . . . . . . . . . . . .     (1 813)    (1 862)      (5 252)      (6 276)      (10 149)      (7 663)
  Regulatory assets - excluding demand-side
    management costs. . . . . . . . . . . . . . . .     (6 298)    (7 848)     (17 857)     (21 224)      (26 542)     (25 231)
  Changes in current assets and current
    liabilities
      Restricted deposits . . . . . . . . . . . . .      1 547        (74)       1 397           52         1 276          (38)
      Accounts receivable . . . . . . . . . . . . .     17 202    (23 166)      (2 276)     (11 274)       16 166      (15 952)
      Income tax refunds. . . . . . . . . . . . . .      3 800      8 000       28 900      (10 000)       10 000      (10 000)
      Fossil fuel and materials and supplies  . . .     (2 403)    19 383      (57 753)      59 117       (57 449)      77 337
      Accounts payable. . . . . . . . . . . . . . .     (9 309)    26 287      (30 234)      35 898        (9 717)      29 457
      Refund due to customers . . . . . . . . . . .     (2 999)      -         (47 223)      10 866      (115 391)      10 866
      Advance under accounts receivable
        purchase agreement. . . . . . . . . . . . .       -          -         (49 940)        -             -            -
      Accrued taxes and interest. . . . . . . . . .    (21 169)    (5 402)     (19 598)     (43 506)       15 404      (43 244)
  Other items - net . . . . . . . . . . . . . . . .      2 417     (6 138)      (2 407)     (20 213)        5 129      (24 140)
        Net cash provided by (used in) operating
          activities. . . . . . . . . . . . . . . .     34 277     88 932       (7 310)     239 165        97 757      306 273

FINANCING ACTIVITIES
Issuance of preferred stock . . . . . . . . . . . .       -          -            -          96 850        59 475       96 850
Issuance of long-term debt. . . . . . . . . . . . .     59 910    163 016      108 978      241 704       108 978      241 704
Funds on deposit from issuance of long-term
  debt. . . . . . . . . . . . . . . . . . . . . . .      8 810      9 894       21 211      (43 170)       33 039      (36 413)
Retirement of preferred stock . . . . . . . . . . .       -            (1)         (10)          (1)      (60 116)          (1)
Redemption of long-term debt. . . . . . . . . . . .       -      (112 585)        -        (112 585)      (95 295)    (112 585)
Change in short-term debt . . . . . . . . . . . . .     (1 199)   (36 301)     165 100      (97 301)      268 301      (46 702)
Dividends on preferred stock. . . . . . . . . . . .     (3 296)    (3 541)      (9 887)      (8 339)      (13 836)     (10 020)
Dividends on common stock . . . . . . . . . . . . .    (16 174)   (13 868)     (48 766)     (44 293)      (66 664)     (59 159)
Other items - net . . . . . . . . . . . . . . . . .       -             7         -          12 538          -          12 538
        Net cash provided by (used in) financing
          activities. . . . . . . . . . . . . . . .     48 051      6 621      236 626       45 403       233 882       86 212

INVESTING ACTIVITIES
Utility plant additions . . . . . . . . . . . . . .    (73 143)   (89 559)    (207 621)    (264 282)     (304 946)    (363 678)
Allowance for equity funds used during
  construction. . . . . . . . . . . . . . . . . . .      1 813      1 862        5 252        6 276        10 149        7 663
Demand-side management costs. . . . . . . . . . . .     (9 829)    (7 537)     (25 343)     (17 591)      (38 488)     (24 273)
Equity investment in Argentine utility. . . . . . .       -            (8)        -         (10 200)         -         (10 705)
        Net cash provided by (used in) investing
          activities. . . . . . . . . . . . . . . .    (81 159)   (95 242)    (227 712)    (285 797)     (333 285)    (390 993)

Net increase (decrease) in cash and
  temporary cash investments. . . . . . . . . . . .      1 169        311        1 604       (1 229)       (1 646)       1 492

Cash and temporary cash investments at
  beginning of period . . . . . . . . . . . . . . .      5 017      7 521        4 582        9 061         7 832        6 340

Cash and temporary cash investments at
  end of period . . . . . . . . . . . . . . . . . .   $  6 186  $   7 832    $   6 186    $   7 832     $   6 186    $   7 832

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

2. As disclosed in the 1993 Form 10-K, PSI Resources, Inc. (Resources), Energy, and The Cincinnati Gas & Electric Company (CG&E) entered into an Agreement and Plan of Reorganization dated as of December 11, 1992, which was subsequently amended and restated on July 2, 1993, and as of September 10, 1993, and was further amended as of June 20, 1994, as of July 26, 1994, and as of September 30, 1994. The companies received final regulatory approvals in October 1994, and on October 24, 1994, consummated the merger in a transaction accounted for as a pooling of interests. Each outstanding share of Resources common stock and CG&E common stock was exchanged for 1.023 shares and one share, respectively, of CINergy Corp. (CINergy) common stock, resulting in the issuance of approximately 148 million shares of CINergy common stock. Following the merger, CINergy became the parent holding company for CG&E and Energy. The outstanding preferred stock and debt securities of Energy and CG&E were not affected by the merger. (See Note 9 beginning on page 11 for supplemental condensed consolidating financial information for CINergy.)

      CINergy is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Under the PUHCA, the divestiture of CG&E's gas operations may be required. In its order approving the merger, the Securities and Exchange Commission (SEC) reserved jurisdiction over CINergy's ownership of the gas operations for a period of three years. CINergy believes it has a justifiable basis for retention of its gas operations and will continue its pursuit of SEC approval to retain the gas portion of the business. However, if divestiture is required, the SEC has historically allowed companies sufficient time to accomplish divestiture in a manner that protects shareholder value.

3. In an effort to begin to realize merger savings, Energy recently completed a voluntary workforce reduction plan. Under the plan, 169 employees elected to terminate their employment with Energy, resulting in a pre-tax cost of approximately $11.3 million. This cost is included in the costs to achieve merger savings. In its merger savings allocation plan filed with the Indiana Utility Regulatory Commission
      (IURC), Energy has requested authority to defer the costs associated with this voluntary workforce reduction and to amortize such costs over a 10-year period as an offset against merger savings (see Note 5).

4. In February 1994, Energy issued $50 million, 7 1/8% first mortgage bonds, Series AAA, due February 1, 2024. These bonds are not redeemable prior to February 1, 2004, and are redeemable thereafter at the option of Energy. On August 30, 1994, Energy issued $60 million of secured medium-term notes, Series B, 5.75%, due August 30, 1995. Proceeds from these debt issuances were used to reduce short-term debt incurred to finance construction.

5. Hearings have been held before the IURC on Energy's case-in-chief supporting Energy's request for a $103 million, 11.6% retail rate increase. On July 6, 1994, the Indiana Office of the Utility Consumer Counselor (UCC) filed testimony with the IURC recommending an $8.5 million retail rate increase. The primary differences between Energy's case and the UCC's case are the requested rate of return, proposed depreciation expense, and Energy's request to include in rates the cost of postretirement benefits other than pensions on an accrual basis. A final rate order is anticipated by the end of April 1995. Energy cannot predict what action the IURC may take with respect to this proposed rate increase.

      In July 1994, Energy filed with the IURC its plan for the allocation of Energy's portion of the net benefits of the merger. Net savings as a result of the merger, computed based upon customer revenue requirements, are estimated to be approximately $1.5 billion over 10 years. Energy estimates that approximately half of the CINergy net merger savings will be allocated to Energy. Under Energy's plan, Energy would recover its share of projected merger transaction costs (current estimate of $27 million) and costs to achieve merger savings (current estimate of $21 million) out of merger benefits. Additionally, under Energy's plan, up to 15% of Energy's share of the net savings would be retained for the benefit of shareholders, depending on Energy's performance on certain indicators. The hearings on this plan are anticipated to be completed by the end of January 1995 with an order expected by the end of June 1995. Energy cannot predict what action the IURC may take with respect to the proposed merger savings allocation.

      Energy's petition for an increase in retail rates and its merger savings allocation plan previously discussed include a "performance efficiency plan" (PEP). Under its proposed PEP, Energy would retain all earnings up to a 12.75% common equity return and provide for sharing of common equity returns from 12.75% to 15.75% between shareholders and ratepayers depending on Energy's performance on measures of customer price, customer satisfaction, customer service reliability, equivalent availability of its generating units, and employee safety. All earnings above a 15.75% return on common equity would be returned to ratepayers.

      In addition, in July 1994, in a separate proceeding, Energy filed a petition with the IURC requesting an additional retail rate increase of up to approximately 8% primarily to recover the costs of two major projects previously approved by the IURC. The first project is a flue-gas desulfurization unit (scrubber) which was available for service at Energy's Gibson Generating Station in September 1994. The second project is Energy's clean coal power generating facility at the Wabash River Generating Station which is planned to go in service during the third quarter of 1995. Additionally, Energy has requested approval to defer, and subsequently recover in future rate proceedings, any costs incurred by Energy for investigation and remediation of previously owned manufactured gas plant sites. Energy cannot predict what action the IURC may take with respect to this proposed rate increase.

6. As disclosed in the 1993 Form 10-K, in February 1989, Energy and its officers reached a settlement with Wabash Valley Power Association, Inc.
      (WVPA) which, if approved by judicial and regulatory authorities, will settle the suit filed by WVPA which seeks $478 million plus interest and other damages to recover its share of Marble Hill costs. The settlement is also contingent on the resolution of WVPA's bankruptcy proceeding.

      Alternative plans of reorganization sponsored by WVPA and the Rural Electrification Administration (REA) incorporate the settlement agreement. However, REA's proposed plan provides for full recovery of principal and interest on WVPA's debt to REA, which is substantially in excess of the amount to be recovered under WVPA's proposed plan. In August 1991, the United States Bankruptcy Court for the Southern District of Indiana (Bankruptcy Court) confirmed WVPA's plan of reorganization and denied confirmation of REA's opposing plan. The Bankruptcy Court's approval of WVPA's reorganization plan is contingent upon WVPA's receipt of regulatory approval to increase rates. REA appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Indiana (Indiana District Court). In June 1994, the Indiana District Court ruled in favor of WVPA's plan.
      REA subsequently appealed this decision. Energy cannot predict the outcome of this appeal, nor is it known whether WVPA can obtain regulatory approval to increase its rates. If reasonable progress is not made in satisfying conditions to the settlement by February 1, 1995, either party may terminate the settlement agreement.

7. As disclosed in the 1993 Form 10-K, Energy was involved in litigation with Exxon Coal USA, Inc. and Exxon Corporation (Exxon) regarding the price for coal delivered under a coal supply contract. On June 20, 1994, the United States Supreme Court denied Energy's request for review of a ruling by the United States Court of Appeals for the Seventh Circuit, which established the contract price at $30 per ton and reversed the trial court's decision holding that the price should be $23.266 per ton. The IURC has authorized Energy to recover the additional cost through the fuel adjustment clause process. In addition, on August 3, 1994, Energy announced that it had resolved the two remaining lawsuits with Exxon related to coal quality, price and price components, and Exxon's claims against Energy for Energy's failure to take coal after Energy terminated its contract pursuant to a December 1992 court decision. This August 1994 settlement concludes all outstanding litigation between Energy and Exxon with no significant effect on Energy's financial condition.

8. As disclosed in the 1993 Form 10-K, Energy has IURC authority to borrow up to $200 million under short-term credit arrangements. As of September 30, 1994, Energy had $165.5 million outstanding under these arrangements. Energy may also arrange for additional short-term borrowings in accordance with Federal Energy Regulatory Commission
      (FERC) authority. As discussed in the 1993 Form 10-K, such additional borrowings were previously limited by Energy's Board of Directors to a maximum of $100 million. In July 1994, the Board of Directors authorized Energy to arrange for additional short-term borrowings in accordance with the maximum exemption allowed under FERC. Energy had $126.3 million outstanding under these arrangements as of September 30, 1994.

9. The following supplemental condensed consolidating financial information combines the historical unaudited Consolidated Statements of Income and Consolidated Balance Sheets of Resources and CG&E after giving effect to the merger and is presented as if the merger was consummated as of the beginning of the earliest period presented. As previously discussed, the merger was accounted for as a pooling of interests, and each outstanding share of common stock of Resources and CG&E was exchanged for 1.023 shares and one share, respectively, of CINergy common stock. The following supplemental condensed consolidating financial information did not require any adjustments to conform the accounting policies of the two companies. In addition, the following supplemental condensed consolidating financial information should be read in conjunction with the historical consolidated financial statements and related notes thereto of Resources, Energy, and CG&E. The following information is not necessarily indicative of the operating results or financial position that would have occurred had the merger been consummated at the beginning of the period for which the merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

                   SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                          (unaudited)
                            (in millions, except per share amounts)

                                  Quarter Ended                   Nine Months Ended                  Twelve Months Ended
                               September 30, 1994                 September 30, 1994                 September 30, 1994

                         Resources    CG&E     CINergy      Resources    CG&E     CINergy      Resources     CG&E    CINergy
Operating revenues . . .    $283      $409         $692        $868     $1 363      $2 231       $1 149     $1 845     $2 994

Operating expenses . . .     247       328          575         749      1 105       1 854          985      1 507      2 492

Operating income . . . .      36        81          117         119        258         377          164        338        502

Other income and
  expense - net. . . . .       3         3            6           6         19          25           11       (199)*     (188)

Interest charges - net .      20        37           57          55        114         169           71        153        224

Preferred dividend
  requirement of
  subsidiaries . . . . .       3         5            8          10         17          27           14         23         37

Net income (loss). . . .    $ 16      $ 42         $ 58        $ 60     $  146      $  206       $   90     $  (37)    $   53

Average common shares
  outstanding <F1> . . .      56        89          147          56         89         146           56         89        146

Earnings (Loss) per
  common share <F1>. . .    $.27      $.47         $.39       $1.06      $1.64       $1.41        $1.60      $(.41)      $.36

Dividends declared per
  common share <F1>. . .    $.31      $.43         $.38        $.93      $1.29       $1.14        $1.24      $1.72      $1.51

* Reflects write-off of a portion of Wm. H. Zimmer Generating Station ($223 million net of tax).

See Notes to Supplemental Condensed Consolidating Financial Information.
/TABLE

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              at September 30, 1994
                                   (unaudited)

                                  (in millions)

                                              Resources     CG&E         CINergy
ASSETS

Utility plant - original cost
  In service. . . . . . . . . . . . . . . .    $3 720      $5 294       $9 014
  Accumulated depreciation. . . . . . . . .     1 533       1 569        3 102
                                                2 187       3 725        5 912
  Construction work in progress . . . . . .       163          66          229
    Total utility plant . . . . . . . . . .     2 350       3 791        6 141

Current assets. . . . . . . . . . . . . . .       209         583          792
Other assets. . . . . . . . . . . . . . . .       307         781        1 088
    Total assets. . . . . . . . . . . . . .    $2 866      $5 155       $8 021

CAPITALIZATION AND LIABILITIES

Common stock  . . . . . . . . . . . . . . .    $    1      $  762       $    1
Paid-in capital . . . . . . . . . . . . . .       261         337        1 360
Retained earnings . . . . . . . . . . . . .       458         487          945
    Total common stock equity . . . . . . .       720       1 586        2 306

Cumulative preferred stock of subsidiaries.       188         290          478
Long-term debt. . . . . . . . . . . . . . .       878       1 838        2 716
    Total capitalization. . . . . . . . . .     1 786       3 714        5 500

Current liabilities . . . . . . . . . . . .       648         373        1 021
Deferred income taxes . . . . . . . . . . .       310         745        1 055
Other liabilities . . . . . . . . . . . . .       122         323          445
    Total capitalization and liabilities. .    $2 866      $5 155       $8 021


Notes to Supplemental Condensed Consolidating Financial Information

<F1>The Supplemental Condensed Consolidating Statements of Income reflect the conversion of each share of
    Resources' common stock ($.01 stated value per share) outstanding into 1.023 shares of CINergy common stock ($.01 par value per share) and each share of CG&E's common stock ($8.50 par value per share)
    outstanding into one share of CINergy common stock.  Dividends declared per common share reflect the historical dividends declared by Resources and CG&E, divided by the average number of CINergy common stock shares outstanding.

<F2>Intercompany transactions (including purchased and exchanged power transactions) between Resources and
    CG&E during the periods presented were not material and accordingly no adjustments were made to eliminate such transactions.

                                PSI ENERGY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Merger Consummation with The Cincinnati Gas & Electric Company

General As disclosed in PSI Energy, Inc.'s (Energy) 1993 Annual Report on Form 10-K, as amended (1993 Form 10-K), PSI Resources, Inc. (Resources), Energy, and The Cincinnati Gas & Electric Company (CG&E) entered into an Agreement and Plan of Reorganization dated as of December 11, 1992, which was subsequently amended and restated on July 2, 1993, and as of September 10, 1993, and was further amended as of June 20, 1994, as of July 26, 1994, and as of September 30, 1994. The companies received final regulatory approvals in October 1994, and on October 24, 1994, consummated the merger in a transaction accounted for as a pooling of interests. Each outstanding share of Resources common stock and CG&E common stock was exchanged for 1.023 shares and one share, respectively, of CINergy Corp. (CINergy) common stock, resulting in the issuance of approximately 148 million shares of CINergy common stock. Following the merger, CINergy became the parent holding company for CG&E and Energy. The outstanding preferred stock and debt securities of Energy and CG&E were not affected by the merger. (See Note 9 beginning on page 11 for supplemental condensed consolidating financial information for CINergy.)

PUHCA Implications CINergy is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The PUHCA imposes restrictions on the operations of registered holding company systems, such as requirements that security issuances, sales and acquisitions of utility assets or of securities of utility companies, and acquisitions of interests in any other business be approved by the Securities and Exchange Commission (SEC). The PUHCA also limits the ability of registered holding companies to engage in non-utility ventures and regulates holding company system service companies, such as CINergy Services, Inc., and the rendering of services by holding company affiliates to the systems' utilities. CINergy Services, Inc., a wholly owned subsidiary of CINergy, was formed to provide CG&E, Energy, and other companies of the CINergy system with a variety of administrative, management, and support services.

Also, under the PUHCA, the divestiture of CG&E's gas operations may be required. In its order approving the merger, the SEC reserved jurisdiction over CINergy's ownership of the gas operations for a period of three years. CINergy believes it has a justifiable basis for retention of its gas operations and will continue its pursuit of SEC approval to retain the gas portion of the business. However, if divestiture is required, the SEC has historically allowed companies sufficient time to accomplish divestiture in a manner that protects shareholder value. It is expected that if the gas operations are required to be divested, it will not have a material impact on merger savings.


Originally, the merger agreement provided that CG&E, Resources, and Energy would be merged into CINergy as an Ohio corporation. Under this structure, CG&E and Energy would have become operating divisions of CINergy, ceasing to exist as separate corporations, and CINergy would not have been subject to the restrictions imposed by the PUHCA. However, the Indiana Utility Regulatory Commission (IURC) dismissed Energy's application for approval of the transfer of its license or property to a non-Indiana corporation. The IURC's decision was appealed, and on October 18, 1994, the Indiana Court of Appeals reversed the IURC's decision.

Regulatory Matters

Hearings have been held before the IURC on Energy's case-in-chief supporting Energy's request for a $103 million, 11.6% retail rate increase. On July 6, 1994, the Indiana Office of the Utility Consumer Counselor (UCC) filed testimony with the IURC recommending an $8.5 million retail rate increase.
The primary differences between Energy's case and the UCC's case are the requested rate of return, proposed depreciation expense, and Energy's request to include in rates the cost of postretirement benefits other than pensions on an accrual basis. A final rate order is anticipated by the end of April 1995. Energy cannot predict what action the IURC may take with respect to this proposed rate increase.

In July 1994, Energy filed with the IURC its plan for the allocation of Energy's portion of the net benefits of the merger. Net savings as a result of the merger, computed based upon customer revenue requirements, are estimated to be approximately $1.5 billion over 10 years. Energy estimates that approximately half of the CINergy net merger savings will be allocated to Energy. Under Energy's plan, Energy would recover its share of projected merger transaction costs (current estimate of $27 million) and costs to achieve merger savings (current estimate of $21 million) out of merger benefits. Additionally, under Energy's plan, up to 15% of Energy's share of the net savings would be retained for the benefit of shareholders, depending on Energy's performance on certain indicators. The hearings on this plan are anticipated to be completed by the end of January 1995 with an order expected by the end of June 1995. Energy cannot predict what action the IURC may take with respect to the proposed merger savings allocation.

Energy's petition for an increase in retail rates and its merger savings allocation plan previously discussed include a "performance efficiency plan"
(PEP). Under its proposed PEP, Energy would retain all earnings up to a 12.75% common equity return and provide for sharing of common equity returns from 12.75% to 15.75% between shareholders and ratepayers depending on Energy's performance on measures of customer price, customer satisfaction, customer service reliability, equivalent availability of its generating units, and employee safety. All earnings above a 15.75% return on common equity would be returned to ratepayers.

In addition, in July 1994, in a separate proceeding, Energy filed a petition with the IURC requesting an additional retail rate increase of up to approximately 8% primarily to recover the costs of two major projects previously approved by the IURC. The first project is a flue-gas desulfurization unit (scrubber) which was available for service at Energy's Gibson Generating Station in September 1994. The second project is Energy's clean coal power generating facility at the Wabash River Generating Station which is planned to go in service during the third quarter of 1995. Additionally, Energy has requested approval to defer, and subsequently recover in future rate proceedings, any costs incurred by Energy for investigation and remediation of previously owned manufactured gas plant sites. Energy cannot predict what action the IURC may take with respect to this proposed rate increase.

Energy currently forecasts that if the two proposed rate increases and merger savings allocation plan previously discussed are approved, it would not need further rate relief through the year 2000. Delayed rate relief will continue to put downward pressure on earnings.

1994 Voluntary Workforce Reduction Plan

In an effort to begin to realize merger savings, Energy recently completed a voluntary workforce reduction plan. Under the plan, 169 employees elected to terminate their employment with Energy, resulting in a pre-tax cost of approximately $11.3 million. This cost is included in the costs to achieve merger savings previously discussed. In its merger savings allocation plan filed with the IURC, Energy has requested authority to defer the costs associated with this voluntary workforce reduction and to amortize such costs over a 10-year period as an offset against merger savings.

CAPITAL RESOURCES

As disclosed in the 1993 Form 10-K, Energy has IURC authority to borrow up to $200 million under short-term credit arrangements. As of September 30, 1994, Energy had $165.5 million outstanding under these arrangements. Energy may also arrange for additional short-term borrowings in accordance with Federal Energy Regulatory Commission (FERC) authority. As discussed in the 1993 Form 10-K, such additional borrowings were previously limited by Energy's Board of Directors to a maximum of $100 million. In July 1994, the Board of Directors authorized Energy to arrange for additional short-term borrowings in accordance with the maximum exemption allowed under FERC. Energy had $126.3 million outstanding under these arrangements as of September 30, 1994.

As disclosed in the 1993 Form 10-K, Resources had planned to sell up to eight million shares of common stock in 1994. This sale did not occur before merger consummation, and as a result, CINergy has filed a registration statement for the sale of up to eight million shares of CINergy common stock. A public offering of CINergy common stock is expected to occur by the end of 1994. Up to $160 million of the net proceeds from the issuance and sale of this common stock will be contributed to the equity capital of Energy. Energy will use this contributed capital for general corporate purposes, including repayment of short-term debt incurred for construction financing. Any balance of such net proceeds will be used by CINergy for general corporate purposes.

In August 1994, Energy issued $60 million of long-term debt (see Note 4 beginning on page 8).

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1994

Kilowatt-hour Sales

For the quarter ended September 30, 1994, kilowatt-hour (kwh) sales remained relatively unchanged showing less than a 1% decrease when compared to the same period last year. The decrease primarily attributable to the milder weather conditions experienced in the third quarter of 1994 was substantially offset by increased industrial sales reflecting growth primarily in the primary metals, bituminous coal mining, and transportation equipment sectors and an increase in the number of both domestic and commercial customers in Energy's service territory.

Revenues

Total operating revenues decreased $11 million (4%) in the third quarter of 1994 as compared to the same period last year. This decrease reflects the return of approximately $6 million to ratepayers in accordance with Indiana law which requires all retail operating income above a certain rate of return to be refunded to ratepayers. Also contributing to this decrease was the 1.5% retail rate reduction resulting from the IURC's December 1993 order, which approved the settlement agreement resolving outstanding issues related to the appeals of the IURC's April 1990 order and June 1987 order.

An analysis of operating revenues is shown below:
                                                       Quarter
                                                 Ended September 30
                                                     (millions)

Operating revenues - September 30, 1993                 $293
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                (9)
    Sales for resale
      Firm power obligations                               1
      Non-firm power transactions                         (2)
  Total change in price per kwh                          (10)

  Kwh sales
    Retail                                                 -
    Sales for resale
      Firm power obligations                              (1)
      Non-firm power transactions                         (1)
  Total change in kwh sales                               (2)

Operating revenues - September 30, 1994                 $281






Operating Expenses

Other Operation and Maintenance

When compared to the same period last year, other operation and maintenance expenses for the quarter ended September 30, 1994, increased $7 million (10%). This increase was partially attributable to a $1.3 million increase in fuel litigation expenses. Also contributing to Energy's increase were the general inflationary effects on operating costs.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994

Kwh Sales

Kwh sales for the nine months ended September 30, 1994, increased 8% when compared to the same period last year. This increase was primarily the result of increased sales for resale. Increased third party short-term power sales to other utilities through Energy's system and increased direct power sales to other utilities contributed to increased non-firm power sales. The more extreme weather conditions experienced during the first and second quarters of 1994 resulted in increased firm power sales. Retail sales increased as a result of the increased number of both domestic and commercial customers in Energy's service territory, in addition to the weather conditions previously discussed. Increased industrial sales occurred due to growth primarily in the primary metals, transportation equipment, and rubber and miscellaneous plastic products sectors.

Revenues

Total operating revenues increased $63 million (8%) for the nine months ended September 30, 1994, as compared to the same period last year. This increase primarily reflects the changes in kwh sales previously discussed, the effects of the $31 million refund accrued in June 1993 as a result of the settlement of the April 1990 order, and increased fuel costs. Partially offsetting these increases were the 1.5% retail rate reduction resulting from the IURC's December 1993 order previously discussed and the return of approximately $6 million to ratepayers in accordance with Indiana law which requires all retail operating income above a certain rate of return to be refunded to ratepayers.















An analysis of operating revenues is shown below:

                                                       Nine Months
                                                    Ended September 30
                                                       (millions)

Operating revenues - September 30, 1993                   $800
Increase (Decrease) due to change in:
  Price per kwh
     Retail                                                 14
     Sales for resale
       Firm power obligations                                -
       Non-firm power transactions                           2
  Total change in price per kwh                             16

  Kwh sales
     Retail                                                 25
     Sales for resale
       Firm power obligations                                5
       Non-firm power transactions                          17
  Total change in kwh sales                                 47

Operating revenues - September 30, 1994                   $863

Operating Expenses

Fuel

An increase in kwh generation resulted in fuel costs for the nine months ended September 30, 1994, increasing $10 million (3%) when compared to the same period last year.

Purchased and Exchanged Power

For the nine months ended September 30, 1994, purchased and exchanged power increased $21 million when compared to the same period last year. This increase was due to increased purchases of power by Energy to sell to other utilities and to meet Energy's own load.

Other Operation and Maintenance

Other operation and maintenance expenses for the nine months ended September 30, 1994, increased $17 million (8%) as compared to the same period last year. This increase was partially a result of a $7 million increase in fuel litigation expense. Also contributing to this increase were the general inflationary effects on operating costs.

Depreciation

Depreciation expense for the nine months ended September 30, 1994, increased $8 million (8%) when compared to the same period last year due to increased plant additions.

State, Local, and Other Taxes

State, local, and other taxes for the nine months ended September 30, 1994, as compared to the same period last year, increased $4 million (13%). This was primarily attributable to higher property taxes, which reflect plant additions and increased property tax rates.

Other Income and Expense - Net

For the nine months ended September 30, 1994, other income and expense reflected a $14 million (75%) decrease primarily due to the June 1993 reduction of the loss related to the June 1987 order, as previously discussed. Amounts related to the additional number of completed environmental compliance projects in 1994 which qualify, under IURC authority, for continued accrual of the debt component of the allowance for funds used during construction (AFUDC) (post-in-service carrying costs) partially offset this decrease.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1994

Kwh Sales

Kwh sales for the twelve months ended September 30, 1994, increased 7% when compared to the same period last year. Retail sales increased as a result of increased domestic and commercial customers in Energy's service territory as well as the more extreme weather conditions experienced during the first and second quarters of 1994. In addition, growth primarily in the primary metals, transportation equipment, and rubber and miscellaneous plastic products sectors resulted in increased industrial sales. Also contributing to increased kwh sales were increased sales for resale primarily as a result of increased third party short-term power sales to other utilities through Energy's system.

Revenues

Total operating revenues increased $69 million (6%) for the twelve months ended September 30, 1994, as compared to the same period last year. In addition to the increased kwh sales previously discussed, this increase in operating revenues reflects the effects from the $31 million refund accrued in June 1993 as a result of the settlement of the April 1990 order. Partially offsetting these increases were the effects of the 1.5% retail rate reduction resulting from the IURC's December 1993 order previously discussed and the return of approximately $6 million to ratepayers in accordance with Indiana law which requires all retail operating income above a certain rate of return to be refunded to ratepayers.









An analysis of operating revenues is shown below:

                                                   Twelve Months
                                                 Ended September 30
                                                     (millions)

Operating revenues - September 30, 1993                $1 071
Increase (Decrease) due to change in:
  Price per kwh
     Retail                                                 7
     Sales for resale
       Firm power obligations                               -
       Non-firm power transactions                          4
  Total change in price per kwh                            11

  Kwh sales
     Retail                                                43
     Sales for resale
       Firm power obligations                               5
       Non-firm power transactions                         13
  Total change in kwh sales                                61

  Other                                                    (2)
Operating revenues - September 30, 1994                $1 141

Operating Expenses

Purchased and Exchanged Power

Purchased and exchanged power for the twelve months ended September 30, 1994, increased $28 million as compared to the same period last year. This increase reflects increased purchases of power by Energy which were necessary to meet Energy's own load and to sell to other utilities.

Other Operation and Maintenance

When compared to the same period last year, other operation and maintenance expenses increased $20 million (7%) for the twelve months ended September 30, 1994. This increase was partially attributable to the general inflationary effects on operating costs. In addition, this increase also reflects a $7 million increase in fuel litigation expenses and the initial costs of Energy's new distribution line clearing program.

Depreciation

Due to increased plant additions, depreciation expense increased $11 million (9%) for the twelve months ended September 30, 1994, as compared to the same period last year.




State, Local, and Other Taxes

State, local, and other taxes for the twelve months ended September 30, 1994, as compared to the same period last year, increased $8 million (18%). This was primarily attributable to higher property taxes, which reflect plant additions and increased property tax rates.

Other Income and Expense - Net

Other income and expense for the twelve months ended September 30, 1994, decreased $11 million (53%) as compared to the same period last year. This decrease was primarily attributable to the June 1993 reduction of the loss related to the June 1987 order, as previously discussed. Partially offsetting this decrease was the implementation of the January 1993 IURC order authorizing the accrual of post-in-service carrying costs. In addition, the equity component of AFUDC increased primarily as a result of increased construction.

                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS

Refer to Notes 6 and 7 on page 10 of Part I, Item 1 - Notes to Consolidated Financial Statements.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference and made a part hereof; and the exhibit number of the document so filed, and incorporated herein by reference, is stated in parentheses in the description of such exhibit. Exhibits not so identified are filed herewith.

  Exhibit
Designation                    Nature of Exhibit


   2-a * Amendment dated as of June 20, 1994, to the Amended and Restated Agreement and Plan of Reorganization by and among The Cincinnati Gas & Electric Company (CG&E), PSI Resources, Inc. (Resources), PSI Energy, Inc. (Energy), CINergy Corp., an Ohio corporation, CINergy Corp. (CINergy), a Delaware corporation, and CINergy Sub, Inc. dated as of December 11, 1992, as amended and restated on July 2, 1993, and as of September 10, 1993. (Exhibit 2-a to Energy's June 30, 1994, Form 10-Q.) This amendment extended the date after which the agreement may be terminated from June 30, 1994, to September 30, 1994.

   2-b * Amendment dated as of July 26, 1994, to the Amended and Restated Agreement and Plan of Reorganization by and among CG&E, Resources, Energy, CINergy Corp., and Ohio corporation, CINergy, and CINergy Sub, Inc. dated as of December 11, 1992, as amended and restated on July 2, 1993, and as of September 10, 1993, and as further amended as of June 20, 1994. (Exhibit 2-b to Energy's June 30, 1994, Form 10-Q.) Among other things, this amendment provides for CINergy to pay dividends to shareholders that have not exchanged their Resources or CG&E stock certificates for CINergy stock certificates.








  Exhibit
Designation                    Nature of Exhibit

  2-c Amendment dated as of September 30, 1994, to the Amended and Restated Agreement and Plan of Reorganization by and among CG&E, Resources, Energy, CINergy Corp., and Ohio corporation, CINergy, and CINergy Sub, Inc. dated as of December 11, 1992, as amended and restated on July 2, 1993, and as of September 10, 1993, and as further amended as of June 20, 1994, and July 26, 1994. This amendment extended the date after which the agreement may be terminated from September 30, 1994, to December 31, 1994.

   3                Amended Articles of Consolidation, as amended to May 11,
                    1994.

  27 Financial Data Schedule (included in electronic submission only).

b. The following reports on Form 8-K were filed subsequent to the second quarter of 1994:

         Items Filed                              Date of Report

Item 7 - Financial Statements
and Exhibits.  (The Cincinnati
Gas & Electric Company's Quarterly
Report on Form 10-Q for the
second quarter ended June 30, 1994.)              August 31, 1994

Item 1 - Changes in Control of
Registrant.  (On October 24, 1994,
PSI Resources, Inc. was merged with
and into CINergy Corp., and a subsidiary
of CINergy Corp. was merged with and
into The Cincinnati Gas & Electric Company.)
Item 7 - Financial Statements and
Exhibits.  (Joint press release
announcing the consummation of the merger.)       October 24, 1994

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



                                            PSI ENERGY, INC.
                                               Registrant



Date  November 10, 1994                     J. Wayne Leonard
                                       Senior Vice President and
                                        Chief Financial Officer


Date  November 10, 1994                     Charles J. Winger
                                         Comptroller and Principal
                                            Accounting Officer