Form 10-K
PSI ENERGY INC
filed 1995-03-30
CIK 81020

______________________________________________________________________________



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

As of February 28, 1995, the aggregate market value of Cumulative Preferred Stock held by non-affiliates was $163 million.

As of February 28, 1995, 53,913,701 shares of Common Stock, without par value, stated value $.01 per share, were outstanding, all of which were held by CINergy Corp.

                    DOCUMENTS INCORPORATED BY REFERENCE

The Information Statement of PSI Energy, Inc. dated March 29, 1995, is incorporated by reference into Part III of this report.

______________________________________________________________________________

                                   PSI ENERGY, INC.

                                  TABLE OF CONTENTS
 Item
Number
                                       PART I

  1      Business
           Organization . . . . . . . . . . . . . . . . . . . . . .
           The Company. . . . . . . . . . . . . . . . . . . . . . .
           Customer, Sales, and Revenue Data. . . . . . . . . . . .
           Regulation . . . . . . . . . . . . . . . . . . . . . . .
           Rate Matters . . . . . . . . . . . . . . . . . . . . . .
           Power Supply . . . . . . . . . . . . . . . . . . . . . .
           Fuel Supply. . . . . . . . . . . . . . . . . . . . . . .
           Competition. . . . . . . . . . . . . . . . . . . . . . .
           Capital Requirements . . . . . . . . . . . . . . . . . .
           Environmental Matters. . . . . . . . . . . . . . . . . .
           Employees. . . . . . . . . . . . . . . . . . . . . . . .
  2      Properties . . . . . . . . . . . . . . . . . . . . . . . .
  3      Legal Proceedings. . . . . . . . . . . . . . . . . . . . .
           Merger Litigation. . . . . . . . . . . . . . . . . . . .
           Shareholder Litigation . . . . . . . . . . . . . . . . .
           Fuel Litigation. . . . . . . . . . . . . . . . . . . . .
  4      Submission of Matters to a Vote of Security Holders. . . .
         Executive Officers of the Registrant . . . . . . . . . . .

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

                                       PART III

 10      Directors and Executive Officers of the Registrant . . . .
 11      Executive Compensation . . . . . . . . . . . . . . . . . .
 12      Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . .
 13      Certain Relationships and Related Transactions . . . . . .

                                       PART IV

 14      Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K
             Financial Statements and Schedules . . . . . . . . . .
             Reports on Form 8-K. . . . . . . . . . . . . . . . . .
             Exhibits . . . . . . . . . . . . . . . . . . . . . . .
         Signatures . . . . . . . . . . . . . . . . . . . . . . . .

                                   PART I

                              ITEM 1.  BUSINESS

Organization

In October 1994, PSI Energy, Inc. (Energy), previously PSI Resources, Inc.'s (Resources) utility subsidiary, became a subsidiary of CINergy Corp. (CINergy) as a result of the merger of The Cincinnati Gas & Electric Company (CG&E) and Resources. CINergy is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

The Company

Energy, an Indiana corporation, is engaged in the production, transmission, distribution, and sale of electric energy in north central, central, and southern Indiana. It serves an estimated population of 1.9 million people located in 69 of the state's 92 counties including the cities of Bloomington, Columbus, Kokomo, Lafayette, New Albany, and Terre Haute.

PSI Energy Argentina, Inc. (PSI Energy Argentina), a wholly-owned subsidiary of Energy and an Indiana corporation, was formed to invest in foreign utility companies. PSI Energy Argentina is a member of a multinational consortium which has controlling ownership of Edesur, S.A. (Edesur). Edesur is an electricity-distribution network serving the southern half of Buenos Aires, Argentina. Edesur provides distribution services to 1.8 million customers. PSI Energy Argentina owns a small equity interest in this project and provides operating and consulting services.

South Construction Company, Inc. (South), another wholly-owned subsidiary of Energy and an Indiana corporation, has been used solely to hold legal title to real estate and interests in real estate which are either not used and useful in the conduct of Energy's business (such as undeveloped real estate of Energy abutting an Energy office building) or which has some defect in title which is unacceptable to Energy. Most of the real estate to which South acquires title relates to Energy's utility business.

Customer, Sales, and Revenue Data

Approximately 98% of Energy's operating revenues are derived from the sale of electricity. The area served by Energy is a residential, agricultural, and widely diversified industrial territory. As of December 31, 1994, Energy supplied electric service to over 636,000 customers. Energy's service territory includes approximately 710 cities, towns, unincorporated communities, and adjacent rural areas, including municipal utilities and rural electric cooperatives. No one customer accounts for more than 5% of electric operating revenues. Sales of electricity are affected by seasonal weather patterns, and, therefore, operating revenues and associated operating expenses are not distributed evenly during the year.

Regulation

As direct and indirect subsidiaries of CINergy, Energy and South, respectively, are subject to regulation by the Securities and Exchange Commission (SEC) under the PUHCA with respect to, among other things, issuances and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retentions of interests in non-utility businesses, intrasystem sales of certain goods and services, the method of keeping accounts, and access to books and records.

Energy is subject to regulation by the Federal Energy Regulatory Commission
(FERC) under the Federal Power Act with respect to the classification of accounts, rates for wholesale sales of electricity, interconnection agreements, and acquisitions and sales of certain utility properties.

Energy, as a public utility under the laws of Indiana, is also regulated by the Indiana Utility Regulatory Commission (IURC) as to its retail rates, services, accounts, depreciation, issuance of securities, acquisitions and sales of certain utility properties, and in other respects as provided by Indiana law. Prior to the construction, purchase, or lease of a facility used for the generation of electricity, a public utility in Indiana must obtain from the IURC a certificate of public convenience and necessity.

Rate Matters

Refer to the information appearing under the caption "Regulatory Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Power Supply

Energy and 28 other electric utilities in an eight-state area are participating in the East Central Area Reliability Coordination Agreement for the purpose of coordinating the planning and operation of generating and transmission facilities to provide for maximum reliability of regional bulk power supply.

Energy's electric system, which is operated by CINergy Services, Inc., the service company which provides a variety of administrative, management, and support services to the CINergy system, is interconnected with the electric systems of CG&E, Central Illinois Public Service Company, East Kentucky Power Cooperative, Inc., Hoosier Energy R.E.C., Inc., Indiana Michigan Power Company, Indianapolis Power and Light Company, Kentucky Utilities Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, and Southern Indiana Gas and Electric Company.

In addition, Energy has a power supply relationship with Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA) through power coordination agreements. WVPA and IMPA are also parties with Energy to a joint transmission and local facilities agreement.

Fuel Supply

A major portion of the coal required by Energy is obtained through both long- and short-term coal supply agreements, with the remaining requirements purchased on the spot market. The prices to be paid under most of these contracts are subject to adjustment to reflect suppliers' costs and certain other factors. In addition, some of these agreements include extension options and termination provisions pertaining to coal quality. The coal delivered under these contracts is primarily from mines located in Illinois and Indiana.

Energy monitors alternative sources to assure a continuing availability of economical fuel supplies. Energy intends to continue purchasing a portion of its coal requirements on the spot market and, at the present time, is investigating the use of low-sulfur coal in connection with its plans to comply with the Clean Air Act Amendments of 1990 (see the information appearing under the caption "Environmental Issues" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

Energy believes it will be able to obtain sufficient coal to meet future generating requirements. However, Energy is unable to predict the extent to which coal availability and price may ultimately be affected by future environmental requirements. Presently, Energy expects the cost of coal to rise in the long run as the supply of more accessible and higher-grade coal diminishes and as mining, transportation, and other related costs continue an upward trend.

Competition

Refer to the information appearing under the caption "Competitive Pressures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Capital Requirements

Refer to the information appearing under the caption "Capital Requirements" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Environmental Matters

Energy's 1995 construction expenditures for environmental compliance are forecasted to be $10 million. In addition, refer to the information appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Employees

The number of employees of Energy at December 31, 1994, was 4,025, of whom 1,747 were represented by the International Brotherhood of Electrical Workers
(IBEW) union.

Energy's collective bargaining agreement with the IBEW will expire at the end of April 1996.

                        ITEM 2.  PROPERTIES

Substantially all utility plant is subject to the lien of Energy's first mortgage bond indenture.

In addition to the information further discussed herein, refer to the information appearing under the caption "New Generation" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

Energy operates six steam electric generating stations, one hydroelectric generating station, and 16 rapid-start internal combustion generating units, all within the state of Indiana. Energy owns all of the above, except for 49.95% of Gibson Generating Station Unit 5 which is jointly owned by WVPA (25%) and IMPA (24.95%). Energy-owned system generating capability as of December 31, 1994, was 5,800 megawatts (mw).

Energy's 1994 summer peak load, which occurred on June 20, was 4,869 mw, and its 1994 winter peak load, which occurred on January 18, was 4,644 mw, exclusive of off-system transactions. For the period 1995 through 2004, summer and winter peak load and kilowatt-hour (kwh) sales are each forecasted to have annual growth rates of 2%. These forecasts reflect Energy's assessment of demand-side management programs, load growth, alternative fuel choices, population growth, and housing starts. These forecasts exclude non-firm power transactions and any potential off-system, long-term firm power sales.

As of December 31, 1994, Energy's transmission system consisted of 719 circuit miles of 345,000 volt line, 656 circuit miles of 230,000 volt line, 1,594 circuit miles of 138,000 volt line, and 2,426 circuit miles of 69,000 volt line, all within the state of Indiana. In addition, as of December 31, 1994, Energy's distribution system consisted of 19,012 circuit miles, all within the state of Indiana. As of the same date, Energy's transmission substations had a combined capacity of 21,450,755 kilovolt-amperes, and the distribution substations had a combined capacity of 6,051,420 kilovolt-amperes.

For the year ended December 31, 1994, 99% and 1% of Energy's kwh production were obtained from coal-fired generation and hydroelectric generation, respectively.

                     ITEM 3.  LEGAL PROCEEDINGS

Merger Litigation

The original merger agreement between CG&E and Resources was amended in response to a June 1993 ruling by the IURC, which dismissed a petition by Energy for approval of the transfer of its license or property to CINergy Corp., an Ohio corporation. The IURC held that such transfer could not be made to a corporation incorporated outside of Indiana. The original structure provided that Resources, Energy, and CG&E would be merged into CINergy Corp. Under this structure, Energy and CG&E would have become operating divisions of CINergy Corp., ceasing to exist as separate corporations, and CINergy Corp. would not have been required to register as a public utility holding company under the PUHCA. Energy appealed the IURC's decision, and in October 1994, the Indiana Court of Appeals reversed the IURC's decision. This decision by the Indiana Court of Appeals did not alter the consummation of the merger establishing CINergy as a registered holding company.

Shareholder Litigation

In March 1993, in conjunction with a proposed tender offer for Resources, IPALCO Enterprises, Inc. filed suit in the United States District Court for the Southern District of Indiana, Indianapolis Division (District Court), against Resources, CINergy, James E. Rogers, Energy, and CG&E (IPALCO Action). The IPALCO Action was subsequently dismissed in November 1993. In March 1993 and in the weeks following, six suits with claims similar to the IPALCO Action were filed by purported shareholders of Resources (Shareholder Litigation). Four of the suits were filed in the District Court, and two were filed in state courts, although one of those two was subsequently consolidated with the four in the District Court.

In January 1994, the parties to the Shareholder Litigation executed a Stipulation and Agreement of Dismissal (Stipulation) settling and dismissing with prejudice all of the parties' claims except for plaintiffs' petitions for fees and expenses and defendants' right to object thereto. An agreement in principle has been reached in the Shareholder Litigation which contemplates that counsel for all plaintiffs will receive from Energy a portion of the fees and expenses claimed. The parties have agreed to provide notice to affected shareholders of a hearing during which the order on the fees and expenses will be considered by the District Court. Pending such order, the agreed upon fees and expenses will be deposited into an interest-bearing escrow account.

Fuel Litigation

(a) Amax Coal Company Energy has initiated several arbitration proceedings to resolve disputes, including disputes related to price and coal quality, which have arisen under long-term coal supply agreements between Amax Coal Company (Amax) and Energy. In October 1994, Energy and Amax entered into an interim agreement, effective through 1996, which provides, in part, that the price pursuant to the 3.6 million ton per year Wabash Mine long-term contract will remain fixed through 1995. During 1996, the price may be reduced as a result of arbitration, but it may not be increased. In addition, the parties agreed to waive all rights to recover damages or other amounts based upon the parties' claims against each other for past periods. Accordingly, the interim agreement eliminated any liability on the part of Energy to Amax's claims through 1995. The interim agreement also provides that the parties will arbitrate any remaining disputes during 1995. Such arbitration decisions will serve to establish various rights and obligations of the parties, and the price beginning in 1996.

(b) Exxon Corporation Energy was involved in litigation with Exxon Coal USA, Inc. and Exxon Corporation (Exxon) regarding the price for coal delivered under a coal supply contract. In June 1994, the United States Supreme Court denied Energy's request for review of a ruling by the United States Court of Appeals for the Seventh Circuit, which established the contract price at $30 per ton and reversed the trial court's decision holding that the price should be $23.266 per ton. The IURC has authorized Energy to recover the additional cost through the fuel adjustment clause process. In addition, in August 1994, Energy announced that it had resolved the two remaining lawsuits with Exxon related to coal quality, price and price components, and Exxon's claims against Energy for Energy's failure to take coal after Energy terminated its contract pursuant to a December 1992 court decision. This August 1994 settlement concluded all outstanding litigation between Energy and Exxon with no significant effect on Energy's financial condition.

In addition to the above litigation, see Notes 2 and 13(b) and 13(c) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT (at February 28, 1995)

                         Age at
                        Dec. 31,
         Name             1994          Office & Date Elected or in Job

Jackson H. Randolph        64      Chairman and Chief Executive Officer
                                     of CINergy, CG&E, and Energy - 1994
                                   Chairman, President and Chief Executive
                                     Officer of CG&E - 1993
                                   President and Chief Executive Officer
                                     of CG&E - 1986

James E. Rogers            47      Vice Chairman, President, and Chief
                                     Operating Officer of CINergy - 1994
                                   Vice Chairman and Chief Operating Officer
                                     of CG&E and Energy - 1994
                                   Chairman and Chief Executive Officer
                                     of Resources - 1993
                                   Chairman, President and Chief Executive
                                     Officer of Energy - 1990
                                   Chairman, President and Chief Executive
                                     Officer of Resources - 1988
                                   Chairman and Chief Executive Officer of
                                     Energy - 1988

Cheryl M. Foley            47      Vice President, General Counsel and
                                     Corporate Secretary of CG&E - 1995
                                   Vice President, General Counsel and
                                     Corporate Secretary of CINergy - 1994
                                   Vice President, General Counsel and
                                     Secretary of Resources and Energy - 1991
                                   Vice President and General Counsel of
                                     Resources - 1990
                                   Vice President and General Counsel of
                                     Energy - 1989

J. Wayne Leonard           44      Group Vice President and Chief Financial
                                     Officer of CG&E - 1995
                                   Group Vice President and Chief Financial
                                     Officer of CINergy - 1994
                                   Senior Vice President and Chief Financial
                                     Officer of Resources and Energy - 1992
                                   Vice President and Chief Financial
                                     Officer of Resources and Energy - 1989

                         Age at
                        Dec. 31,
         Name             1994          Office & Date Elected or in Job

John M. Mutz 1/            59      Vice President of CINergy - 1995 2/
                                   President of Energy - 1994
                                   President of Resources - 1993
                                   President - Lilly Endowment, Inc. 3/ - 1989

William L. Sheafer         51      Treasurer of CINergy and Energy - 1994
                                   Treasurer of CG&E - 1987

Larry E. Thomas            49      Group Vice President, Reengineering and
                                     Operations Services of CG&E - 1995
                                   Group Vice President, Reengineering
                                     and Operations Services of CINergy - 1994
                                   Senior Vice President and Chief Operations
                                     Officer of Energy - 1992
                                   Senior Vice President and Chief Operating
                                     Officer, Customer Operations of Energy -
                                     1990
                                   Senior Vice President, Customer Operations
                                     of Energy - 1986

Charles J. Winger          49      Comptroller of CG&E - 1995
                                   Comptroller of CINergy - 1994
                                   Comptroller of Resources - 1988
                                   Comptroller of Energy - 1984

Under the Amended and Restated Agreement and Plan of Reorganization (the Merger Agreement) by and among CG&E, Resources, Energy, and CINergy, a Delaware corporation, dated as of December 11, 1992, as amended on July 2, 1993, and as of September 10, 1993, Jackson H. Randolph will be entitled to serve as Chairman and Chief Executive Officer (CEO) of CINergy until November 30, 1995, and Chairman of CINergy until November 30, 2000. James E. Rogers will be entitled to serve as Vice Chairman, President and Chief Operating Officer of CINergy until November 30, 1995, at which time he will be entitled to serve as Vice Chairman, President and CEO.

None of the officers are related in any manner. Executive officers of Energy are elected to the offices set opposite their respective names until the next annual meeting of the Board of Directors and until their successors shall have been duly elected and shall have been qualified.

1/ Prior to becoming President of Resources, Mr. Mutz was president of Lilly Endowment, Inc., a private philanthropic foundation located in Indianapolis, Indiana, and also served two terms as lieutenant governor of Indiana.

2/    Mr. Mutz was elected Vice President of CINergy effective March 3,
      1995.

3/    Non-affiliate of CINergy.

                                  PART II

                   ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                    EQUITY AND RELATED STOCKHOLDER MATTERS

All Energy common stock is held by CINergy; therefore, there is no public trading market for Energy common stock.

The following table shows Energy's common stock dividends declared for the past two years (all dividends were paid to Resources, previously Energy's parent company):

                                              Dividends
                                          (in thousands)
                 Quarter              1994               1993
                   4th               $10 376            $17 898
                   3rd                16 174             13 868
                   2nd                16 622             15 375
                   1st                15 970             15 050

                      ITEM 6.  SELECTED FINANCIAL DATA

                                                      1994         1993        1992        1991        1990
                                                   (in millions)
Operating revenues (1)                               $1 127       $1 078      $1 072      $1 120      $1 106
Net income (1)                                           82          125         107          30         128

Total assets                                          2 945        2 645       2 300       2 093       2 041
Cumulative preferred stock
  subject to mandatory
  redemption (2)                                        -            -           -            26          29
Long-term debt                                          878          816         737         642         650
Long-term debt due within one year                       60          -            40          90         -
Notes payable                                           194          127         121         -            17

(1) See Note 2(a) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

(2) Includes $3 million in each of 1991 and 1990 to be redeemed within one year.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 13 of the "Notes to Consolidated Financial
Statements" in "Item 8. Financial Statements and Supplementary Data" for discussions of material uncertainties.

             ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER CONSUMMATION

CINergy Corp. (CINergy) was created for the October 1994 merger of PSI Resources, Inc. (Resources) and The Cincinnati Gas & Electric Company (CG&E) and is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The business combination was accounted for as a pooling of interests. Each outstanding share of common stock of Resources and CG&E was exchanged for 1.023 shares and one share, respectively, of CINergy common stock. Following the merger, CINergy became the parent holding company of CG&E and PSI Energy, Inc. (Energy or Company), previously Resources' utility subsidiary. The outstanding preferred stock and debt securities of Energy were not affected by the merger. Following the merger, CG&E and Energy (the Operating Companies) began jointly dispatching their generating units.

FINANCIAL CONDITION

Competitive Pressures

Electric Utility Industry

Introduction The primary factor influencing the future profitability of CINergy and its utility subsidiaries is the changing competitive environment for energy services and the related commoditization of electric power markets. Changes in the industry include more competition in wholesale power markets and the imminent likelihood of "customer choice" by large industrial customers and, ultimately, by all retail customers. For an electric utility to be successful in this competitive environment, it is critical that regulatory reform keep pace with the competitive realities facing electric utilities and their customers. Strict adherence to traditional, cost-based rate of return regulation will significantly disadvantage a utility's ability to successfully compete to supply customer needs. For example, performance-based regulation (e.g., price caps) would likely add substantial flexibility for the franchise utility in the transition to a fully competitive environment.

Although the Operating Companies provide service in separate retail regulatory jurisdictions, as a result of the merger, strategies and opportunities for success in a more competitive environment are most appropriately discussed for CINergy as a whole. Consequently, the discussion that follows addresses issues for CINergy as a whole while recognizing that regulatory response to competitive pressures may vary between regulatory jurisdictions.

Pressures for "Customer Choice" The granting of choice to end-user customers, commonly referred to as retail wheeling, would allow a customer within a particular utility's service territory to buy power directly from another source using the power lines of the local utility for delivery. The regulatory and legislative reform to facilitate this result is primarily driven by large industrial energy users' needs for low-cost power to remain competitive in the global marketplace. These industrial customers are intensifying their efforts to change the regulatory process that currently denies them access to lower-cost power. The current restrictions on access to low-cost power are exacerbated by cost-of-service regulation which has produced average industrial rates to customers that vary substantially across the United States (from approximately 3 cents per kilowatt-hour [kwh] to 10 cents per kwh).

Federal Law, the New Competitors, and the Commoditization of Electric Power Markets The Energy Policy Act of 1992 (Energy Act), the most comprehensive energy legislation enacted since the late 1970s, has essentially provided for open competition at the wholesale level. The Energy Act created a new class of wholesale power providers, exempt wholesale generators (EWGs), that are not subject to the restrictive requirements of the PUHCA nor the ownership restrictions of the Public Utility Regulatory Policies Act of 1978. However, due to excess capacity in the industry, EWGs have not yet significantly affected competition in the wholesale power market. To date, the primary impetus for increased wholesale competition has been the provision of the Energy Act that granted the Federal Energy Regulatory Commission (FERC) the authority to order wholesale transmission access. This provision, combined with the excess capacity in the bulk-power markets, has resulted in the emergence of power marketers and brokers.

Brokers are intermediaries between buyers and sellers (i.e., they do not take title to the power). Power marketers are entities licensed by the FERC to conduct bulk power trades at market-based prices. They manage portfolios of power contracts (which they have title to) and owned generation and package energy products for customers of bulk power, including price risk management contracts such as options on fixed price energy or guaranteed fixed price contracts.

As regulatory issues such as transmission pricing are resolved, power marketers and brokers will become more significant factors in wholesale power markets and, ultimately, the retail markets. With respect to transmission pricing, the FERC recently issued a policy statement indicating its intent to allow flexibility in pricing, permitting parties to submit either traditional, cost-based plans or pricing schemes based on non-traditional designs. The transmission pricing policy enumerates five principles that the FERC will consider in approving future proposals, including cost-based rates, adherence to the FERC's comparability standard, economic efficiency, fairness, and practicality.

States' Role in Customer Choice (Retail Wheeling) As discussed above, the Energy Act allows real competition in the wholesale power market; however, it prohibits the FERC from ordering utilities to provide transmission access to retail customers (retail wheeling) and is silent with respect to the states' role and authority in this issue.

Several states are currently reviewing retail wheeling proposals. In particular, the California Public Utilities Commission proposed a plan in 1994 that would allow all customers to choose their electric supplier by the year 2002. However, it is currently anticipated that implementation of this proposal could be substantially delayed due to the complex issues involved (e.g., exclusive use of a power pool run by an impartial third party vs. bilateral contract arrangements). In addition to California, Michigan regulators have proposed a limited retail wheeling experiment, and Wisconsin regulators are reviewing numerous proposals for restructuring that state's electric supply and related services. Connecticut regulators, on the other hand, recently decided to delay consideration of retail wheeling until new capacity is needed in the state (approximately the year 2007).

A significant issue for states and utilities to resolve with respect to retail wheeling is the regulatory treatment of any stranded investments, or costs without a customer. California's proposal and a recent proposal by the FERC contain mechanisms for recovery by the franchise utility of certain sunk costs or investments "stranded" by the loss of the monopoly franchise; however, there are numerous arguments being advanced against the collection of stranded costs. For example, there are concerns that an efficient competitive market cannot exist if regulators allow recovery in the future of all uncollected past costs. Given that the most severe electric competition is expected to be in the commodity sector, stranded costs are usually considered uneconomical generating property. In addition, stranded costs could include assets created by the actions of regulators (i.e., regulatory assets) under the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71), or operating costs such as fuel supply contracts. The substantial accounting implications from the loss of franchise territory and related regulatory protections are discussed further herein.

CINergy's Response to the Changing Competitive Environment CINergy and its utility subsidiaries support increased competition in the electric utility industry. In fact, the foresight that competition was about to substantially increase and that retail wheeling was inevitable was a catalyst for the merger (which was announced in 1992). CINergy possesses certain competitive advantages (e.g., low-cost generation) that could be substantially eroded by restrictive regulations that lag the development of a competitive market and limit CINergy's ability to preempt the competition in responding to customer needs. As such, CINergy has chosen to initiate the retail wheeling debate and be a leader in establishing the "ground rules" in its franchise area.

Energy recently announced its plans to offer its larger industrial customers some form of retail wheeling in Indiana. Energy plans to submit a proposal that would permit certain customers to choose their electric supplier. In return, Energy would require some form of reciprocal arrangement (i.e., the opportunity to similarly compete for customers of the selected supplier). Under this proposal, Energy would be free to negotiate specific contracts with customers who choose to give up the protection of the franchise obligation to serve. Energy intends for these contractual relationships to satisfy customer needs, while at the same time provide an appropriate risk-return relationship for investors. In addition to the above proposal, Energy, along with other Indiana utilities, proposed legislation in 1995 that would allow the Indiana Utility Regulatory Commission (IURC) to adopt alternative regulatory schemes such as performance-based regulation and the use of more flexible pricing mechanisms. Energy is also participating in a series of informal conferences sponsored by the IURC to discuss the consequences of competition and appropriate responses thereto.

With respect to Ohio, a retail wheeling bill was introduced in early 1994 that would have given customers the ability to purchase power from their provider of choice and would have required utilities to provide access to their transmission lines for delivery of the electric service. No action was taken on the bill in 1994; however, similar legislation may be introduced in 1995. CG&E is also participating in roundtable discussions being held by the Public Utilities Commission of Ohio (PUCO) to more fully consider the emerging competitive environment.

CINergy will continue to aggressively pursue any legislative or regulatory reforms necessary to provide the opportunity for its success in a competitive environment.

CINergy's Competitive Position As stand-alone companies, CG&E and Energy were well positioned to succeed in a more competitive environment -- as a combined organization, CINergy believes it is even better positioned to compete in such an environment. The merger (1) combines two low-cost providers, resulting in savings in nominal dollars of approximately $1.5 billion over the first 10 years; (2) enhances the companies' transmission capabilities; (3) diversifies the customer base; and (4) creates a financially stronger company -- all of which improve an already competitively strong position. CINergy's strategy will be to aggressively build on its cost advantage by continually focusing on flexible strategies that are directed toward reducing the cost structure and shifting the cost mix from fixed to variable. CG&E and Energy have industrial rates that are below the national average (based on 1993 data) and own generating plants that are consistently ranked among the most efficient in the country.

CINergy believes its low-cost position and strategic initiatives will allow it to maintain, and perhaps expand, its wholesale market share and its current base of industrial customers. Recent successes in these markets include Energy's 10-year agreement to serve the power needs of Blue Ridge Power Agency, a group of municipal utilities organized in Virginia, and CG&E's 14-year agreement to provide power to a municipal utility serving a portion of Cleveland, Ohio. Also, CG&E's and Energy's low industrial rates have produced regional leadership over the last five years (1989 through 1993) with respect to growth in industrial kwh sales.

In addition, CINergy intends to aggressively pursue the substantial opportunities that exist in the electricity markets for power marketing and brokering. These opportunities are being created by the increasing commoditization of electricity. CINergy believes that the ability to identify and manage various business risks and innovative packaging of power supply services and products based upon superior acquisition and analysis of information will be key factors that will ensure successful participation in these markets. CINergy's strategy for success in this business is to leverage its understanding of customer needs and the intricacies of operating in power markets with new skills and expertise of operating in commodity markets that are being developed and selectively acquired from outside the industry.

Outsiders' View of CINergy's Competitive Position Major credit rating agencies have issued reports recognizing the increased risk in the electric utility industry due to competition. Specifically, in conjunction with fundamentally changing the way it evaluates the credit quality of electric utilities, Standard & Poor's has categorized each electric utility's business position in one of seven categories ranging from "Above Average" to "Below Average". As a result, Standard & Poor's placed Energy in the second highest category, "Somewhat Above Average", and CG&E in the third highest category, "High Average". In addition, Moody's recently issued a credit report stating its belief that Energy is well positioned to compete in a more competitive environment. At the same time, certain sell-side equity analysts have placed CINergy near the top of their lists of those best equipped to handle increasing competitive pressures. CINergy believes these actions support its position that its competitive strategy will be successful.

With respect to accessing financial markets for capital needs, U.S. utilities must compete for capital in world markets where some forecasts indicate that as much as $250 billion will be needed by the year 2000 for state-owned electricity privatization. These forecasts enforce CINergy's belief that regulatory reform establishing a market structure for utilities similar to that already existing in other countries is critical in order to successfully compete for not only customers, but also capital.

Despite the numerous published reports discussing the increased business risk that investors face from deregulation of the electric utility industry, the 1994 decline in electric utility stocks, taken as a whole, can be substantially attributed to historical relationships of common stock prices to changes in interest rates. Therefore, electric utility stocks could see additional pressures to reflect the increased fundamental business risk as markets become more workably competitive, particularly, without regulatory recognition through higher allowed returns and increased flexibility (e.g., price caps) in order to compete. On the other hand, there is an increasingly large disparity between the fundamental valuation measures (e.g., yield, market-to-book ratio) of low-cost producers, like CINergy, and high-cost producers. For example, it should be noted that the merger of Resources and CG&E combined two utilities whose common stocks have outperformed the industry average for the five-year period 1990 through 1994.

Substantial Accounting Implications

A potential outcome of the changing competitive environment could be the inability of regulated utilities to continue application of Statement 71, the linchpin of regulated industry accounting, which allows the deferral of costs (i.e., regulatory assets) to future periods based on assurances of a regulator as to the recoverability of the costs in rates charged to customers. In connection with assessing the financial exposure related to stranded costs, regulatory assets would have to be evaluated to determine the portion for which deferral could be continued based on the existence of the necessary regulatory assurances.

Although CINergy's current regulatory orders and regulatory environment fully support the recognition of its regulatory assets, the ultimate outcome of the changing competitive environment could result in CINergy discontinuing application of Statement 71 for all or part of its business. Such an event would require the write-off of the portion of any regulatory asset for which no regulatory assurance of recovery continues to exist. No evidence currently exists that would support a write-off of any portion of CINergy's regulatory assets. CINergy intends to pursue competitive strategies that would mitigate the impact of this issue on the financial condition of CINergy or its utility subsidiaries (see Note 1(c) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a summary of regulatory assets as of December 31, 1994).

Securities Ratings

As a result of the merger, the ratings of Energy's senior securities continue to be on review for possible upgrade. Energy has been placed on Standard & Poor's and Duff & Phelps' ratings watch. In addition, in February 1995, Fitch Investors Service, Inc. (Fitch) raised Energy's first mortgage bonds rating to A- from BBB+ and preferred stock rating to BBB+ from BBB. The Fitch ratings reflect Energy's low-cost generation, competitive retail rates, decreases in projected capital expenditures, and deferral of plant construction. The Fitch ratings also incorporate the IURC's acceptance in February 1995 of a settlement agreement between Energy and certain intervenors concerning Energy's petition for a retail rate increase, as further discussed herein. Energy's goal is to achieve at least an "A" credit rating on its senior securities.

The current ratings are provided in the following table:

                                 Duff &                            Standard
                                 Phelps      Fitch       Moody's   & Poor's

First Mortgage Bonds and
  Secured Medium-term Notes       BBB+         A-         Baa1       BBB+

Preferred Stock                   BBB         BBB+        baa2       BBB

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Significant Achievements

Highlights of 1994 include the following key accomplishments:

- Following receipt of support from all state regulatory commissions and approval by the FERC and the Securities and Exchange Commission (SEC), CG&E and Resources consummated the merger in October 1994;

- In February 1995, the IURC approved a December 1994 settlement agreement entered into by Energy and certain intervenors concerning Energy's petition for a retail rate increase that includes provisions to satisfactorily address the effects of significant future regulatory lag (i.e., earnings attrition) and the allocation of its portion of merger savings between Energy's customers and CINergy's shareholders;

- In July 1994, Energy filed with the IURC for an additional retail rate increase to recover, among other things, the costs of two capital projects previously approved by the IURC, and Energy anticipates an order in this proceeding in the second quarter of 1996;

- Fitch raised Energy's first mortgage bonds rating to A- from BBB+ and preferred stock rating to BBB+ from BBB in February 1995; and

- Energy's 1994 delivered fuel costs per million Btu were the lowest these costs have been in the past 10 years.

Regulatory Matters

IURC Order - Retail Rate Proceeding and Merger Savings Allocation Plan On February 17, 1995, the IURC issued an order (February 1995 Order) approving a settlement agreement entered into by Energy, the Office of the Utility Consumer Counselor, Citizens Action Coalition of Indiana, Inc., and the PSI-Industrial Group concerning Energy's petition for a $93 million retail rate increase ($103 million including carrying costs attributable to certain environmental expenditures not included in Energy's base retail electric rates) and Energy's previously filed plan for the allocation of its portion of merger savings between Energy's customers and CINergy's shareholders.

The February 1995 Order authorizes Energy to increase annual retail rates $33.6 million, effective February 1995. The increase excludes reductions for customer credits for all non-fuel operation and maintenance expense savings from the merger (Non-fuel Merger Savings) and increases for carrying costs attributable to certain environmental expenditures not included in Energy's base retail electric rates, both of which are further discussed herein. The increase includes the recovery of the costs of postretirement benefits other than pensions on an accrual basis, the recovery of demand-side management
(DSM) expenditures, the recovery of a portion of amounts deferred for allowance for funds used during construction (AFUDC) continuation and depreciation expense, and the adoption of lower depreciation rates, which will reduce annual depreciation expense by approximately $30 million. This rate increase reflects an 11.9% return on common equity with an 8.25% overall rate of return on net original cost rate base.

Additionally, the February 1995 Order provides a mechanism to allocate Energy's share of net Non-fuel Merger Savings through December 31, 1997, between Energy's customers and CINergy's shareholders. CINergy currently anticipates that the estimated nominal merger savings of $1.5 billion will be apportioned approximately equally between CG&E and Energy. In essence, the mechanism guarantees Energy's customers 50% of Energy's portion of the projected net Non-fuel Merger Savings. Energy's customers will receive these merger savings via credits to base rates of $4.4 million in 1995, an additional $2.2 million in 1996, and an additional $2.4 million in 1997.
After 1997, the accumulated credits will continue until the effective date of an order in an Energy general retail rate proceeding. Energy will have to achieve these levels of merger savings in order to realize the 11.9% return on equity. This arrangement for sharing of merger savings allows Energy to recover its portion of transaction costs (currently estimated at $27 million) and costs to achieve merger savings (currently estimated at $21 million) over a 10-year period.

The February 1995 Order also provides Energy with a financial incentive to achieve, or exceed, merger savings projections and enhance operating efficiencies by allowing Energy to earn up to a 13.25% return on common equity until the effective date of an order in connection with Energy's July 1994 retail rate petition, which is currently pending before the IURC. Energy expects an order in this proceeding in the second quarter of 1996. Upon the effective date of an order relating to the July 1994 retail rate petition, the February 1995 Order provides Energy an opportunity to earn an additional 100 basis points above the common equity return to be granted by the IURC in such rate proceeding until December 31, 1997. In order to be eligible for such additional earnings, Energy must meet certain service-related conditions. Any mechanism for sharing of merger savings after December 31, 1997, will be determined in subsequent regulatory proceedings.

Finally, the February 1995 Order includes ratemaking and accounting mechanisms to address regulatory lag. The February 1995 Order approves Energy's proposal for current recovery of carrying costs associated with environmental compliance projects and the applicable portion of the Wabash River Clean Coal Project (Clean Coal Project) not included in Energy's base retail electric rates. The Clean Coal Project, which is located at the Wabash River Generating Station, is a 262-megawatt clean coal power generating facility planned to be placed in service during the third quarter of 1995. This ratemaking treatment, including the IURC's March 8, 1995, order approving Energy's request to earn a cash return on additional construction work in progress amounts, resulted in cumulative rate increases of approximately 3%. The February 1995 Order also includes provisions for the deferral of certain operating costs associated with the Clean Coal Project, together with the debt component of carrying costs thereon, and continued accrual of the debt component of carrying costs (to the extent not reflected in rates currently) and deferral of depreciation expense on the Clean Coal Project and a scrubber at Gibson Generating Station (Gibson) until the projects' costs are fully reflected in retail electric rates.

The February 1995 Order approving the settlement agreement resolved a major uncertainty as to the ultimate level and timing of the rate increase. Additionally, the order substantially mitigated Energy's risk of not being able to achieve its allowed return on common equity due to the earnings attrition resulting from the completion of two major construction projects within a nine-month period. Finally, the February 1995 Order provides Energy a realistic opportunity to retain a portion of merger savings for shareholders.

July 1994 Retail Rate Petition In addition to the rate petition addressed in the February 1995 Order, Energy filed a petition in July 1994 with the IURC for a retail rate increase to recover, among other things, the costs of the Clean Coal Project and the scrubber at Gibson which was placed in service in September 1994. These two projects were previously approved by the IURC. Energy initially estimated a rate increase of 8%. Energy is currently evaluating how the rate settlement and the ability to earn a cash return during construction on certain projects, as previously discussed, will affect the estimated rate increase. Energy intends to file testimony supporting its rate increase request in May 1995 and, as previously discussed, anticipates an order in the second quarter of 1996. Assuming this petition is satisfactorily addressed by the IURC, CINergy's objective is to manage costs in order to eliminate the need for additional rate relief by Energy until the next century. Energy cannot predict what action the IURC may take with respect to the proposed rate increase.

Environmental Issues

Clean Air Act Amendments of 1990 (CAAA) The acid rain provisions of the CAAA require reductions in both sulfur dioxide and nitrogen oxide emissions from utility sources. Reductions of these emissions are to be accomplished in two phases. Compliance under Phase I was required by January 1, 1995, and Phase II compliance is required by January 1, 2000. To achieve the sulfur dioxide reduction objectives of the CAAA, emission allowances have been allocated by the United States Environmental Protection Agency (EPA) to affected sources (e.g., Energy's electric generating units). Each allowance permits one ton of sulfur dioxide emissions. The CAAA allows compliance to be achieved on a national level, which provides companies the option to achieve this compliance by reducing emissions and/or purchasing emission allowances.

Energy's compliance plan with Phase I sulfur dioxide reduction requirements, which has been approved by the IURC, includes the addition of one scrubber on Energy's Gibson Unit 4, installation of flue-gas conditioning equipment on certain units, upgrading certain precipitators, implementation of DSM programs, burning lower-sulfur coal at some of its major coal-fired generating stations, and inclusion of the value of emission allowances in the economic dispatch process. All required modifications to Energy's generating units to implement the compliance plan have been completed and tested and are operational. To meet nitrogen oxide reductions required by Phase I, Energy installed low-nitrogen oxide burners at certain stations. In addition, the successful operation of Energy's Clean Coal Project will further reduce sulfur dioxide and nitrogen oxide emissions.

To comply with Phase II sulfur dioxide requirements, Energy's current compliance strategy includes a combination of switching to lower-sulfur coal blends and utilizing its emission allowance banking strategy. This cost effective strategy will allow Energy to meet Phase II sulfur dioxide reduction requirements while maintaining optimal flexibility to meet potentially significant future environmental demands or changes in output due to increased customer choice. Energy intends to utilize its emission allowance banking strategy to the extent a viable emission allowance market is available. However, the availability and economic value of emission allowances over the long-term is still uncertain. In the event the market price for emission allowances or lower-sulfur coal increases substantially from current estimates, Energy could be forced to consider high-cost capital intensive options (e.g., installing additional scrubbers).

To meet nitrogen oxide reductions required by Phase II, Energy may install low-nitrogen oxide burners on certain affected units. In addition, Energy is investigating the use of a nitrogen oxide emission averaging strategy for meeting the Phase II requirements. However, this strategy may be impacted by the delayed release of final nitrogen oxide compliance rules.

Energy is forecasting CAAA compliance capital expenditures of $45 million during the 1995 through 1999 period. In addition, operating costs may also increase due to higher fuel costs (e.g., higher-quality, lower-sulfur coal, increased use of natural gas) and maintenance expenses.

Manufactured Gas Plants Coal tar residues and other substances associated with manufactured gas plant (MGP) sites have been found at former MGP sites in Indiana, including, but not limited to, sites previously owned by Energy. Energy has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to Indiana Gas and Water Company, Inc. (now Indiana Gas Company [IGC]).

In April 1993, IGC filed testimony with the IURC seeking recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which it has an interest, including sites acquired from Energy. In its testimony, IGC stated that it would also seek to recover a portion of these costs from other Potentially Responsible Parties (PRP), including previous owners, pursuant to its rights of contribution under the Comprehensive Environmental Response, Compensation and Liability Act
(CERCLA). IGC has informed Energy of the basis for IGC's position that Energy, as a PRP under CERCLA, should contribute to IGC's response costs related to investigating and remediating contamination at MGP sites which Energy sold to IGC. The IURC has not ruled on IGC's petition. In its July 1994 retail rate petition, Energy is seeking approval to defer, and subsequently recover through rates, any costs it incurs for investigation and remediation of previously owned MGP sites.

With the exception of one site, Shelbyville, it is premature for Energy to predict the nature, extent, and costs of, or Energy's responsibility for, any environmental investigations and remediations which may be required at other MGP sites owned, or previously owned, by Energy. With respect to the Shelbyville site, for which Energy and IGC are sharing the costs and based upon environmental investigations and remediation completed to date, Energy believes that any further required investigation and remediation will not have a material adverse effect on its financial condition or results of operations.

Global Climate Change Concern has been expressed by environmentalists, scientists, and policymakers as to the potential climate change from increasing amounts of "greenhouse" gases released as by-products of burning fossil fuel and other industrial processes. In response to this concern, in October 1993, the Clinton Administration announced its plan to reduce greenhouse gases to 1990 levels by the year 2000. The plan calls for the reduction of 109 million metric tons of carbon equivalents of all greenhouse gases. Initially, the plan relies largely on voluntary participation of many industries, with a substantial emissions reduction contribution expected from the utility industry. Numerous utilities, including Energy and CG&E, have agreed to study and implement voluntary, cost-effective greenhouse gas emission control programs. CINergy signed a voluntary reduction agreement with the United States Department of Energy (DOE) in February 1995. CINergy's voluntary participation will include a least-cost, market-oriented program composed of residential, commercial, and industrial DSM programs, energy efficiency improvements, research and development projects, and arrangements with other sources through on- and off-system pollution prevention measures. The DOE and the Clinton Administration have stated they will monitor the progress of industry to determine whether targeted reductions are being achieved. If the Clinton Administration or Congress should conclude that further reductions are needed, legislation requiring utilities to achieve additional reductions is possible.

Air Toxics The air toxics provisions of the CAAA exempt fossil-fueled steam utility plants from mandatory reduction of 189 listed air toxics until the EPA completes a study, expected in November 1995, on the risk of these emissions on public health. If additional air toxics regulations are established, the cost of compliance could be significant. Energy cannot predict the outcome or the effects of this EPA study.

CAPITAL REQUIREMENTS

Construction

General For 1995, construction expenditures are forecasted to be $160 million, and over the next five years (1995 through 1999), are forecasted to be approximately $1 billion. (All forecasted amounts are in nominal dollars and reflect assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increase requests, and other related factors which may change significantly.)

New Generation In 1992, the DOE approved for partial funding a joint proposal by Energy and Destec Energy, Inc. (Destec) for a 262-megawatt clean coal power generating facility to be located at Energy's Wabash River Generating Station. In 1993, the IURC issued "certificates of need" for the project. The total project cost, including construction, Destec's operating costs for a three-year demonstration period, and Energy's operating costs for a one-year demonstration period, was originally estimated to be $550 million. The DOE originally awarded the project up to $198 million. During 1994, the total project cost was revised to $592 million with the DOE award increasing to $219 million. Of this revised amount, Energy will receive approximately $58 million from the DOE to be used to offset project costs. The remainder of the project costs will be funded by Energy and Destec, with Energy's portion being approximately $84 million in construction costs and approximately $9 million in operating costs, including fuel, during the one-year demonstration period. During 1994, the IURC approved the increased estimate in costs. The project is currently under construction, and the demonstration period is expected to commence in the third quarter of 1995. Once the facility is operational, Energy's 25-year contractual agreement with Destec requires Energy to pay Destec a fixed monthly fee plus certain monthly operating expenses. Over the next five years (1995 through 1999), the fixed fee will total $56 million, and the variable fee is estimated at $95 million. As previously discussed, Energy received authorization in the February 1995 Order to defer these costs for subsequent recovery in an IURC order associated with Energy's July 1994 retail rate petition.

Other

Mandatory redemptions of long-term debt and cumulative preferred stock total $163 million during the 1995 through 1999 period. Additionally, funds are required to make a payment of $80 million in accordance with the settlement of Energy's Wabash Valley Power Association, Inc. (WVPA) litigation. This payment is not currently expected to occur before 1996 (see Note 13(c) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

Energy currently forecasts approximately $195 million for DSM expenditures during the 1995 through 1999 period. The February 1995 Order authorized Energy to amortize and recover DSM expenditures deferred through July 1993 ($35 million), together with carrying costs, over a five-year period commencing in February 1995. Deferred DSM expenditures as of February 1995, which are not included for recovery in the February 1995 Order will continue to be deferred, with carrying costs, for recovery in subsequent rate proceedings. In addition, base retail electric rates will include recovery of $23 million of DSM expenditures on an annual basis. Future deferral of DSM expenditures will be the amount by which actual annual expenditures exceed the base level of $23 million. If DSM expenditures in any calendar year are less than the $23 million in base rates, the unamortized balance of deferred DSM expenditures would be reduced by such difference.

CAPITAL RESOURCES

Energy currently projects that internal generation of funds will be adequate to finance substantially all of its capital needs during the 1995 through 1999 period. Energy projects that its need, if any, for external funds during this period will primarily be for the refinancing of long-term debt and preferred stock, as previously discussed. (All forecasted amounts are in nominal dollars and reflect assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increase requests, and other related factors which may change significantly.)

Contribution from Parent Company In December 1994, CINergy publicly issued approximately 7.1 million shares of common stock. The net proceeds of approximately $160 million were contributed to the equity capital of Energy for general corporate purposes, including repayment of short-term indebtedness incurred for construction financing.

Long-term Debt and Preferred Stock Energy currently has an existing shelf registration statement which permits the sale of up to $205 million of long-term debt and state regulatory authority to issue up to $298 million of long-term debt. Additionally, Energy has an effective shelf registration statement and regulatory authority to issue up to $40 million of preferred stock.
Energy will request regulatory approval to issue additional amounts of debt securities and preferred stock as needed.

Short-term Debt Energy has authority to borrow up to $330 million as of December 31, 1994. In connection with this authority, Energy has established unsecured lines of credit (Committed Lines) which currently permit borrowings of up to $230 million, of which $110 million remained unused. Energy also issues commercial paper from time to time. All outstanding commercial paper is supported by Energy's Committed Lines. Additionally, this authority allows Energy to arrange for additional short-term borrowings with various banks on an "as offered" basis (Uncommitted Lines). All Uncommitted Lines provide for maturities of up to 365 days with various interest rate options.

INFLATION

Over the past several years, the rate of inflation has been relatively low. Energy believes that the recent inflation rates do not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

DIVIDEND RESTRICTIONS

See Note 3 of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a discussion of the restrictions on common dividends.

RESULTS OF OPERATIONS

Nonrecurring Charges

In 1994, Energy recognized a charge to earnings of approximately $10 million ($6.5 million, net of taxes) for severance benefits to former officers of Energy which the Company does not expect to recover from customers due to a rate settlement related to securing support for the merger. The total $10 million charge is reflected in "OPERATING EXPENSES - Other operation" (see
Note 15 of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

Kwh Sales

Total kwh sales in 1994, as compared to 1993, increased 6.3% due in large part to non-firm power sales for resale reflecting third party short-term power sales by Energy to other utilities through Energy's system and direct power sales to other utilities. Also contributing to the total kwh sales levels were increased retail sales to industrial customers. This increase reflects growth in the primary metals and transportation equipment sectors.

New customers and a return to more normal weather contributed to the 3.6% increase in total kwh sales in 1993, as compared to 1992. In addition, growth in the primary metals, transportation equipment, precision instruments, and photographic and optical goods sectors resulted in increased industrial sales. Partially offsetting these increases was a reduction in non-firm power sales for resale, which reflected a significant decrease in sales associated with third party short-term power sales to other utilities through Energy's system.

The reduction of sales for resale in 1992 was largely responsible for a 5.3% decrease in total kwh sales. Reflected in this decrease was the reduction of firm power sales to WVPA and the Indiana Municipal Power Agency (IMPA) as they served more of their customers' requirements from their portion of the jointly owned Gibson Unit 5. Additionally, beginning in August 1992, WVPA substantially reduced its purchases associated with an interim scheduled power agreement between Energy and WVPA. Non-firm power sales also decreased, partially reflecting a reduction in sales associated with third party short-term power sales to other utilities through Energy's system. The decrease in domestic and commercial sales due to the milder weather experienced during the 1992 cooling season was significantly offset by continued growth in industrial sales.

Year-to-year changes in kwh sales for each class of customers are shown below:

                                         Increase (Decrease) from Prior Year

                                             1994        1993       1992
   Retail
     Domestic. . . . . . . . . . . . . . .   (1.4)%      12.2%      (5.6)%
     Commercial. . . . . . . . . . . . . .    1.4         7.2       (1.1)
     Industrial. . . . . . . . . . . . . .    4.9         5.5        4.8

   Total retail. . . . . . . . . . . . . .    2.0         8.0       (0.1)

   Sales for resale
     Firm power obligations. . . . . . . .    2.6         2.2      (28.6)
     Non-firm power transactions . . . . .   33.5       (15.4)     (12.4)

   Total sales for resale. . . . . . . . .   22.4        (9.8)     (18.3)

   Total sales . . . . . . . . . . . . . .    6.3         3.6       (5.3)

Energy currently forecasts a 2% annual compound growth rate in kwh sales over the 1995 through 2004 period. This forecast reflects the effects of DSM and excludes non-firm power transactions and any potential off-system, long-term firm power sales.

Operating Revenues

Energy's increase in kwh sales and the effects of a $31 million refund accrued in June 1993 as a result of the settlement of the IURC's April 1990 rate order (April 1990 Order) (see Note 2(a) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data") resulted in increased operating revenues of $49 million (4.5%) in 1994, as compared to 1993.

Operating revenues remained relatively unchanged in 1993, reflecting increased kwh sales which were substantially offset by the $31 million refund previously discussed and a decrease in the cost of fuel.

In 1992, operating revenues decreased $48 million (4.3%), as compared to 1991, primarily as a result of lower kwh sales and a decrease in the cost of fuel.

An analysis of operating revenues for the past three years is shown below:

                                                     1994       1993     1992
                                                           (in millions)

Previous year's operating revenues . . . . .       $1 078     $1 072   $1 120
Increase (Decrease) due to change in:
  Price per kwh
    Retail . . . . . . . . . . . . . . . . .            4        (58)      (5)
    Sales for resale
      Firm power obligations . . . . . . . .            1         (1)       4
      Non-firm power transactions. . . . . .         -             7      (12)
  Total change in price per kwh. . . . . . .            5        (52)     (13)

  Kwh sales
    Retail . . . . . . . . . . . . . . . . .           19         72       (1)
    Sales for resale
      Firm power obligations . . . . . . . .            2          1      (28)
      Non-firm power transactions. . . . . .           23        (12)     (12)
  Total change in kwh sales. . . . . . . . .           44         61      (41)

  Other. . . . . . . . . . . . . . . . . . .         -            (3)       6
Current year's operating revenues. . . . . .       $1 127     $1 078   $1 072

Operating Expenses

Fuel

Fuel costs, Energy's largest operating expense, increased $15 million (3.8%) in 1994, as compared to 1993. An analysis of these fuel costs for the past three years is shown below:

                                                     1994      1993     1992
                                                          (in millions)

Previous year's fuel expense . . . . . . . .         $386      $392     $402
Increase (Decrease) due to change in:
  Price of fuel. . . . . . . . . . . . . . .           (2)      (15)      (5)
  Kwh generation . . . . . . . . . . . . . .           17         9       (5)

Current year's fuel expense. . . . . . . . .         $401      $386     $392

Purchased and Exchanged Power

Purchased and exchanged power increased $17 million (70.6%) in 1994, as compared to 1993, reflecting an increase in third party short-term power sales to other utilities through Energy's system and increased purchases of other non-firm power by Energy primarily to serve its own load.

In 1993, Energy increased its purchases of non-firm power primarily to serve its own load, which resulted in an increase in purchased and exchanged power costs of $11 million (76.8%), as compared to 1992.

Purchased and exchanged power costs decreased $40 million (74.5%) in 1992, as compared to 1991, reflecting the reduction in third party short-term power sales to other utilities through Energy's system and the scheduled reduction in Energy's purchase obligations from WVPA and IMPA under the Gibson Unit 5 joint ownership arrangement.

Other Operation

Other operation expenses increased $26 million (14.2%) in 1994, as compared to 1993, due to a number of factors including charges of approximately $10 million for severance benefits to former officers of Energy which the Company does not expect to recover from customers due to a rate settlement related to securing support for the merger. Also contributing to this increase were fuel litigation expenses of $8 million.

Charges in 1991 for the incremental non-capital portion ($5 million) of the costs associated with a severe ice and wind storm primarily attributed to the $7 million (3.6%) decrease in other operation expenses in 1992.

Maintenance

Maintenance on a number of Energy's generating stations and the initial costs of a new distribution line clearing program resulted in increased maintenance expenses of $10 million (12.1%) in 1994.

Depreciation

Additions to electric utility plant led to increases in depreciation expense of $11 million (8.6%), $10 million (8.3%), and $6 million (5.1%) in 1994,
1993, and 1992, respectively.

Post-in-service Deferred Depreciation

Post-in-service deferred depreciation expenses of $9 million and $5 million in 1994 and 1993, respectively, reflect Energy's January 1993 authorization from the IURC to defer depreciation expense on the combustion turbine generating unit constructed at its Cayuga Generating Station and major environmental compliance projects from the date the projects were placed in service until the effective date of an order in a general retail rate proceeding. (See Note 1(g) of the "Notes to Consolidated Financial Statements" in "Item 8.
Financial Statements and Supplementary Data".)

Other Income and Expenses - Net

Allowance for Equity Funds Used During Construction

A decrease of $7 million (62.1%) in allowance for equity funds used during construction in 1994, as compared to 1993, was due to an increase in borrowings of short-term debt which resulted in a decrease in the equity rate.

The equity component of AFUDC increased in 1993, as compared to 1992, primarily as a result of increased construction.

Post-in-service Carrying Costs

Post-in-service carrying costs of $9 million and $5 million in 1994 and 1993, respectively, reflect Energy's implementation of the January 1993 IURC order authorizing Energy to continue accrual of the debt component of AFUDC (post-in-service carrying costs) on qualifying environmental compliance projects. (See Note 1(g) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data".)

Reduction of Loss Related to the IURC's June 1987 Order

Energy had previously recognized a loss of $139 million for the IURC's June 1987 tax order (June 1987 Order) which related to the effect of the 1987 reduction in the Federal income tax rate. An IURC order in December 1993, approving a settlement agreement, provided for Energy to refund $119 million applicable to the June 1987 Order to Energy's retail customers (see Note 2(a) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

Interest and Preferred Dividends

Increased borrowings and accrued interest of $4 million in connection with the loss related to the IURC's June 1987 Order resulted in increased interest and preferred dividends of $7 million (10.3%) in 1992.

        Index to Financial Statements and Financial Statement Schedules


Financial Statements

     Report of Independent Public Accountants. . . . . . . . .
     Consolidated Statements of Income for the
       three years ended December 31, 1994 . . . . . . . . . .
     Consolidated Balance Sheets at
       December 31, 1994 and 1993. . . . . . . . . . . . . . .
     Consolidated Statements of Changes in
       Common Stock Equity for the three years
       ended December 31, 1994 . . . . . . . . . . . . . . . .
     Consolidated Statements of Cash Flows
       for the three years ended December 31, 1994 . . . . . .
     Schedule of Cumulative Preferred Stock. . . . . . . . . .
     Schedule of Long-term Debt. . . . . . . . . . . . . . . .
     Notes to Consolidated Financial Statements. . . . . . . .

Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts . . . . .

The information required to be submitted in schedules other than those indicated above has been included in the consolidated balance sheets, the consolidated statements of income, related schedules, the notes thereto, or omitted as not required by the Rules of Regulation S-X.

               ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of PSI Energy, Inc.:

We have audited the consolidated balance sheets and schedules of cumulative preferred stock and long-term debt of PSI Energy, Inc. (an Indiana Corporation and a wholly owned subsidiary of CINergy Corp.) and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSI Energy, Inc. and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Notes 8 and 12 to the consolidated financial statements, PSI Energy, Inc. changed its methods of accounting for postretirement health care benefits and income taxes effective January 1, 1993.

As more fully discussed in Note 13 to the consolidated financial statements, Wabash Valley Power Association, Inc. (WVPA) filed suit in 1984 against PSI Energy, Inc. for $478 million plus interest and other damages to recover its share of Marble Hill Nuclear Project costs. PSI Energy, Inc. and its officers reached a settlement with WVPA in 1989 that is subject to approval of judicial and regulatory authorities and has recorded an estimated loss related to the litigation. The eventual outcome of this litigation cannot presently be determined.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in
Item 14 are presented for purposes of complying with the Securities and Exchange Commission's Rules and Regulations under the Securities Exchange Act of 1934 and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP
Indianapolis, Indiana,
January 23, 1995.

                                                        PSI ENERGY, INC.

                                                CONSOLIDATED STATEMENTS OF INCOME

                                                                      1994                  1993                 1992
                                                                                (in thousands)
OPERATING REVENUES (Note 2). . . . . . . . . . . . . . . . . . .    $1 126 504           $1 078 269           $1 072 183

OPERATING EXPENSES
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       400 515              385 927              392 288
  Purchased and exchanged power. . . . . . . . . . . . . . . . .        41 400               24 273               13 729
  Other operation. . . . . . . . . . . . . . . . . . . . . . . .       213 122              186 695              185 859
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . .        94 149               84 020               86 046
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .       137 719              126 821              117 092
  Post-in-service deferred depreciation. . . . . . . . . . . . .        (9 288)              (5 069)                -
  Income taxes (Note 12) . . . . . . . . . . . . . . . . . . . .        50 366               64 911               66 390
  Taxes other than income taxes. . . . . . . . . . . . . . . . .        46 335               45 477               42 334
                                                                       974 318              913 055              903 738

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . .       152 186              165 214              168 445

OTHER INCOME AND EXPENSES - NET
  Allowance for equity funds used
    during construction. . . . . . . . . . . . . . . . . . . . .         4 230               11 173                4 833
  Post-in-service carrying costs . . . . . . . . . . . . . . . .         9 780                6 005                 -
  Reduction of loss related to the IURC's
    June 1987 Order (Note 2) . . . . . . . . . . . . . . . . . .          -                  20 134                 -
  Income taxes (Note 12)
    Related to the IURC's June 1987 Order. . . . . . . . . . . .          -                  (7 444)                -
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1 312)               3 202                2 788
  Other - net. . . . . . . . . . . . . . . . . . . . . . . . . .        (7 893)              (9 403)              (2 756)
                                                                         4 805               23 667                4 865

INCOME BEFORE INTEREST . . . . . . . . . . . . . . . . . . . . .       156 991              188 881              173 310

INTEREST
  Interest on long-term debt . . . . . . . . . . . . . . . . . .        68 862               68 946               62 460
  Other interest . . . . . . . . . . . . . . . . . . . . . . . .        15 292                4 191                9 552
  Allowance for borrowed funds used
    during construction. . . . . . . . . . . . . . . . . . . . .        (9 355)              (9 154)              (5 672)
                                                                       74 799                63 983               66 340

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .        82 192              124 898              106 970

PREFERRED DIVIDEND REQUIREMENT . . . . . . . . . . . . . . . . .        13 182               12 825                7 286

INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . . . .    $   69 010           $  112 073           $   99 684

The accompanying notes are an integral part of these consolidated financial statements.

                                                      PSI ENERGY, INC.

                                                 CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                                                December 31
                                                                                            1994                 1993
                                                                                           (dollars in thousands)
ELECTRIC UTILITY PLANT - ORIGINAL COST
  In service  . . . . . . . . . . . . . . . . . . . . .                                  $3 789 785           $3 449 127
  Accumulated depreciation  . . . . . . . . . . . . . .                                   1 550 297            1 455 871
                                                                                          2 239 488            1 993 256

  Construction work in progress . . . . . . . . . . . .                                     163 761              243 802
      Total electric utility plant. . . . . . . . . . .                                   2 403 249            2 237 058

CURRENT ASSETS
  Cash and temporary cash investments . . . . . . . . .                                       6 341                4 582
  Restricted deposits . . . . . . . . . . . . . . . . .                                      11 190               49 111
  Accounts receivable less accumulated provision
    of $440,000 in 1994 and $393,000 in 1993
    for doubtful accounts (Note 6). . . . . . . . . . .                                      36 061               28 657
  Income tax refunds. . . . . . . . . . . . . . . . . .                                        -                  28 900
  Materials, supplies, and fuel - at average cost
    Fuel. . . . . . . . . . . . . . . . . . . . . . . .                                     113 861               45 315
    Other materials and supplies. . . . . . . . . . . .                                      29 363               31 212
  Prepayments and other . . . . . . . . . . . . . . . .                                       4 758                2 669
                                                                                            201 574              190 446

OTHER ASSETS
  Regulatory assets
    Post-in-service carrying costs and deferred
      depreciation. . . . . . . . . . . . . . . . . . .                                      30 142               11 074
    Deferred demand-side management costs . . . . . . .                                      94 125               53 253
    Amounts due from customers - income taxes . . . . .                                      27 134               17 768
    Deferred merger costs . . . . . . . . . . . . . . .                                      37 645               15 425
    Unamortized costs of reacquiring debt . . . . . . .                                      36 998               39 504
    Other . . . . . . . . . . . . . . . . . . . . . . .                                      30 030               21 289
  Other . . . . . . . . . . . . . . . . . . . . . . . .                                      84 027               58 980
                                                                                            340 101              217 293


                                                                                         $2 944 924           $2 644 797

The accompanying notes are an integral part of these consolidated financial statements.

                                                      PSI ENERGY, INC.

CAPITALIZATION AND LIABILITIES
                                                                                                December 31
                                                                                            1994                 1993
                                                                                           (dollars in thousands)
COMMON STOCK EQUITY (Note 3)
  Common stock - without par value; $.01 stated
    value; authorized shares - 60,000,000; outstanding
    shares - 53,913,701 in 1994 and 1993. . . . . . . .                                  $      539           $      539
  Paid-in capital . . . . . . . . . . . . . . . . . . .                                     389 309              229 288
  Accumulated earnings subsequent to November 30, 1986
    quasi-reorganization. . . . . . . . . . . . . . . .                                     493 103              483 242
      Total common stock equity . . . . . . . . . . . .                                     882 951              713 069

CUMULATIVE PREFERRED STOCK - NOT SUBJECT
  TO MANDATORY REDEMPTION (Page 38, Note 4) . . . . . .                                     187 929              187 989

LONG-TERM DEBT (Page 39, Note 5). . . . . . . . . . . .                                     877 512              816 152
      Total capitalization. . . . . . . . . . . . . . .                                   1 948 392            1 717 210

CURRENT LIABILITIES
  Long-term debt due within one year. . . . . . . . . .                                      60 400                  160
  Notes payable (Note 10) . . . . . . . . . . . . . . .                                     193 573              126 701
  Accounts payable  . . . . . . . . . . . . . . . . . .                                     142 775              144 093
  Refund due to customers (Note 2(a)) . . . . . . . . .                                      15 482               81 832
  Litigation settlement (Note 13(c)). . . . . . . . . .                                      80 000               80 000
  Advance under accounts receivable
    purchase agreement (Note 6) . . . . . . . . . . . .                                        -                  49 940
  Accrued taxes . . . . . . . . . . . . . . . . . . . .                                      30 784               37 269
  Accrued interest. . . . . . . . . . . . . . . . . . .                                      25 685               22 128
  Other . . . . . . . . . . . . . . . . . . . . . . . .                                       3 202                3 664
                                                                                            551 901              545 787

OTHER LIABILITIES
  Deferred income taxes (Note 12) . . . . . . . . . . .                                     324 738              281 417
  Unamortized investment tax credits  . . . . . . . . .                                      60 461               64 721
  Accrued pension and other postretirement
    benefit costs (Notes 7 and 8) . . . . . . . . . . .                                      31 324               14 097
  Other . . . . . . . . . . . . . . . . . . . . . . . .                                      28 108               21 565
                                                                                            444 631              381 800

COMMITMENTS AND CONTINGENCIES (Note 13)
                                                                                         $2 944 924           $2 644 797

                                                        PSI ENERGY, INC.

                                    CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                                         Common           Paid-in           Accumulated       Total Common
                                                         Stock            Capital            Earnings         Stock Equity
                                                                               (in thousands)
BALANCE DECEMBER 31, 1991. . . . . . . . . . . . . .      $539            $223 242            $386 973            $610 754
  Net income . . . . . . . . . . . . . . . . . . . .                                           106 970             106 970
  Costs of retiring
    preferred stock. . . . . . . . . . . . . . . . .                        (1 430)                                 (1 430)
  Dividends on preferred stock . . . . . . . . . . .                                            (7 568)             (7 568)
  Dividends on common stock. . . . . . . . . . . . .                                           (53 589)            (53 589)
  Other. . . . . . . . . . . . . . . . . . . . . . .                                               (39)                (39)

BALANCE DECEMBER 31, 1992. . . . . . . . . . . . . .       539             221 812             432 747             655 098
  Net income . . . . . . . . . . . . . . . . . . . .                                           124 898             124 898
  Costs of issuing and retiring
    preferred stock. . . . . . . . . . . . . . . . .                        (5 062)                                 (5 062)
  Dividends on preferred stock . . . . . . . . . . .                                           (12 288)            (12 288)
  Dividends on common stock. . . . . . . . . . . . .                                           (62 191)            (62 191)
  Other. . . . . . . . . . . . . . . . . . . . . . .                        12 538                  76              12 614

BALANCE DECEMBER 31, 1993. . . . . . . . . . . . . .       539             229 288             483 242             713 069
  Net income . . . . . . . . . . . . . . . . . . . .                                            82 192              82 192
  Dividends on preferred stock . . . . . . . . . . .                                           (13 182)            (13 182)
  Dividends on common stock. . . . . . . . . . . . .                                           (59 142)            (59 142)
  Contribution from parent
    company  . . . . . . . . . . . . . . . . . . . .                       159 999                                 159 999
  Other. . . . . . . . . . . . . . . . . . . . . . .                            22                  (7)                 15

BALANCE DECEMBER 31, 1994. . . . . . . . . . . . . .      $539            $389 309            $493 103            $882 951

The accompanying notes are an integral part of these consolidated financial statements.

                                                  PSI ENERGY, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 1994            1993               1992
                                                                                            (in thousands)
OPERATING ACTIVITIES
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  82 192        $ 124 898          $ 106 970
   Items providing (using) cash currently:
     Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .         137 719          126 821            117 092
     Deferred income taxes and investment
      tax credits - net. . . . . . . . . . . . . . . . . . . . . . . .          24 127           68 103              8 917
     Allowance for equity funds used during
      construction . . . . . . . . . . . . . . . . . . . . . . . . . .          (4 230)         (11 173)            (4 833)
     Regulatory assets
       Post-in-service cost deferrals. . . . . . . . . . . . . . . . .         (19 068)         (11 074)              -
       Deferred merger costs . . . . . . . . . . . . . . . . . . . . .         (22 220)         (13 205)            (2 220)
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4 371           (5 630)            (4 461)
    Changes in current assets and current
      liabilities
         Restricted deposits . . . . . . . . . . . . . . . . . . . . .          10 024              (69)            (9 724)
         Accounts receivable . . . . . . . . . . . . . . . . . . . . .          (7 404)           7 168              8 916
         Income tax refunds. . . . . . . . . . . . . . . . . . . . . .          28 900          (28 900)              -
         Materials, supplies, and fuel . . . . . . . . . . . . . . . .         (66 697)          59 421            (20 901)
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . .          (1 318)          56 415             (7 834)
         Refund due to customers . . . . . . . . . . . . . . . . . . .         (66 350)         (57 302)             4 134
         Advance under accounts receivable
           purchase agreement. . . . . . . . . . . . . . . . . . . . .         (49 940)          49 940               -
         Accrued taxes and interest. . . . . . . . . . . . . . . . . .          (2 928)          (8 504)            16 189
     Other items - net . . . . . . . . . . . . . . . . . . . . . . . .          (6 052)         (12 677)            (7 857)
         Net cash provided by (used in)
           operating activities. . . . . . . . . . . . . . . . . . . .          41 126          344 232            204 388

FINANCING ACTIVITIES
   Issuance of preferred stock . . . . . . . . . . . . . . . . . . . .            -             156 325               -
   Issuance of long-term debt  . . . . . . . . . . . . . . . . . . . .         108 978          241 704            224 331
   Funds on deposit from issuance of long-term
     debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27 897          (31 342)            12 733
   Retirement of preferred stock . . . . . . . . . . . . . . . . . . .             (26)         (60 107)           (26 912)
   Redemption of long-term debt  . . . . . . . . . . . . . . . . . . .            (160)        (207 880)          (184 135)
   Change in short-term debt . . . . . . . . . . . . . . . . . . . . .          66 872            5 900            120 801
   Dividends on preferred stock. . . . . . . . . . . . . . . . . . . .         (13 182)         (12 288)            (7 568)
   Dividends on common stock . . . . . . . . . . . . . . . . . . . . .         (59 142)         (62 191)           (53 589)
   Contribution from parent company. . . . . . . . . . . . . . . . . .         159 999           12 538               -
         Net cash provided by (used in)
           financing activities. . . . . . . . . . . . . . . . . . . .         291 236           42 659             85 661

INVESTING ACTIVITIES
   Construction expenditures (less allowance for
    equity funds used during construction) . . . . . . . . . . . . . .        (289 731)        (350 434)          (285 029)
   Deferred demand-side management costs . . . . . . . . . . . . . . .         (40 872)         (30 736)           (16 670)
   Equity investment in Argentine utility. . . . . . . . . . . . . . .            -             (10 200)              (505)
         Net cash provided by (used in)
           investing activities. . . . . . . . . . . . . . . . . . . .        (330 603)        (391 370)          (302 204)

Net increase (decrease) in cash and temporary
  cash investments . . . . . . . . . . . . . . . . . . . . . . . . . .           1 759           (4 479)           (12 155)
Cash and temporary cash investments at
  beginning of period. . . . . . . . . . . . . . . . . . . . . . . . .           4 582            9 061             21 216
Cash and temporary cash investments at end
  of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   6 341        $   4 582          $   9 061

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest (net of amount capitalized) . . . . . . . . . . . . . . .       $  67 150        $  60 653          $  49 305
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .           8 162           41 376             51 497

The accompanying notes are an integral part of these consolidated financial statements.

<CAPTION
                                                        PSI ENERGY, INC.

                                             SCHEDULE OF CUMULATIVE PREFERRED STOCK

                                                                                                   December 31
                                                                                             1994                1993
                                                                                              (dollars in thousands)
Not subject to mandatory redemption (Note 4)
  Par value $25 per share - authorized 5,000,000 shares - outstanding
    4.32%  Series   169,162 shares in 1994 and 1993 . . . . . . . . . . . . . .            $  4 229         $  4 229
    4.16%  Series   148,763 shares in 1994 and 1993 . . . . . . . . . . . . . .               3 719            3 719
    7.44%  Series 4,000,000 shares in 1994 and 1993 . . . . . . . . . . . . . .             100 000          100 000

  Par value $100 per share - authorized 5,000,000 shares - outstanding
    3 1/2% Series    41,172 shares in 1994 and 41,770 shares in 1993. . . . . .               4 117            4 177
    6 7/8% Series   600,000 shares in 1994 and 1993 . . . . . . . . . . . . . .              60 000           60 000
    7.15%  Series   158,640 shares in 1994 and 1993 . . . . . . . . . . . . . .              15 864           15 864

      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $187 929         $187 989

The accompanying notes are an integral part of these consolidated financial statements.

                                                    PSI ENERGY, INC.

                                               SCHEDULE OF LONG-TERM DEBT


                                                                                                December 31
                                                                                             1994                 1993
                                                                                             (dollars in thousands)
First Mortgage Bonds
  Series S,       7%, due January 1, 2002. . . . . . . . . . . . . . . . . . .             $ 26 429             $ 26 429
  Series Y,   7 5/8%, due January 1, 2007. . . . . . . . . . . . . . . . . . .               24 140               24 140
  Series BB,  6 5/8%, due March 1, 2004
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .                5 000                5 000
  Series NN,   7.60%, due March 15, 2012
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .               35 000               35 000
  Series QQ,  8 1/4%, due June 15, 2013
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .               23 000               23 000
  Series RR,  9 3/4%, due August 1, 1996 . . . . . . . . . . . . . . . . . . .               50 000               50 000
  Series TT,  7 3/8%, due March 15, 2012
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .               10 000               10 000
  Series UU,  7 1/2%, due March 15, 2015
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .               14 250               14 250
  Series YY,   5.60%, due February 15, 2023
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .               30 000               30 000
  Series ZZ,  5 3/4%, due February 15, 2028
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .               50 000               50 000
  Series AAA, 7 1/8%, due February 1, 2024 . . . . . . . . . . . . . . . . . .               50 000                 -

      Total first mortgage bonds . . . . . . . . . . . . . . . . . . . . . . .              317 819              267 819

Secured Medium-term Notes (excluding amounts due
  within one year)
  Series A, 6.65% to 8.88%,
    due January 3, 1997 to June 1, 2022. . . . . . . . . . . . . . . . . . . .              300 000              300 000
  Series B, 5.22% to 8.26%,
    due September 17, 1998 to August 22, 2022. . . . . . . . . . . . . . . . .              230 000              230 000
  (Series A and B, 7.64% weighted average
    interest rate and 17 year weighted
    average remaining life)

      Total secured medium-term notes. . . . . . . . . . . . . . . . . . . . .              530 000              530 000

Pollution Control Notes (excluding amounts due
  within one year)
  5 3/4%, due December 15, 1995 to December 15, 2003 . . . . . . . . . . . . .               19 600               20 000

Series 1994A Promissory Note, non-interest bearing,
  due January 3, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               19 825                 -

Unamortized Premium and Discount - Net . . . . . . . . . . . . . . . . . . . .               (9 732)              (1 667)

      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $877 512             $816 152

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

(a) Merger On October 24, 1994, PSI Resources, Inc. (Resources), previously PSI Energy, Inc.'s (Energy or Company) parent holding company, was merged with and into CINergy Corp. (CINergy), and a subsidiary of CINergy was merged with and into The Cincinnati Gas & Electric Company (CG&E). Each outstanding share of common stock of Resources and CG&E was exchanged for 1.023 shares and one share, respectively, of CINergy common stock, resulting in the issuance of approximately 148 million shares of CINergy common stock, par value $.01 per share. The outstanding preferred stock and debt securities of Energy were not affected by the merger. Following the merger, CINergy became the parent holding company of Energy and CG&E. The merger was accounted for as a pooling of interests. Due to immateriality, no adjustments were made to conform the accounting policies of the two companies.

(b) Consolidation Policy The accompanying Consolidated Financial Statements include the accounts of Energy and its subsidiary, PSI Energy Argentina, Inc., after elimination of significant intercompany transactions and balances.

(c) Regulation Energy is subject to regulation by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA). Energy is also subject to regulation by the Federal Energy Regulatory Commission (FERC) and the Indiana Utility Regulatory Commission
(IURC). Energy's accounting policies conform to the accounting requirements and ratemaking practices of these regulatory authorities and to generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71).

Regulatory assets represent probable future revenue to Energy associated with deferred costs to be recovered from customers through the ratemaking process. The following regulatory assets of Energy are reflected in the Consolidated Balance Sheets as of December 31:
                                                1994       1993
                                                 (in millions)
Post-in-service carrying costs and
  deferred depreciation . . . . . . . . . . .   $ 30       $ 11
Deferred demand-side
  management (DSM) costs. . . . . . . . . . .     94         53
Amounts due from customers - income taxes . .     27         18
Deferred merger costs . . . . . . . . . . . .     38         15
Costs of reacquiring debt . . . . . . . . . .     37         40
Postretirement benefit costs. . . . . . . . .     21         10
Other . . . . . . . . . . . . . . . . . . . .      9         11

  Total . . . . . . . . . . . . . . . . . . .   $256       $158

In February 1995, the IURC issued an order (February 1995 Order) which approved a rate settlement agreement among Energy and certain intervenors (see
Note 2(b)). This order, together with previous regulatory orders, provides for recovery of $153 million of Energy's regulatory assets as of December 31, 1994. In addition, testimony to be filed in 1995 in connection with Energy's July 1994 retail rate petition will include a request for additional recovery of regulatory assets, including approximately $100 million of the balance at December 31, 1994 (see Note 2(c)).

See Note 1(g), (h), (i), and (k) for additional information regarding post-in-service carrying costs and deferred depreciation, deferred DSM costs, amounts due from customers - income taxes, and costs of reacquiring debt, respectively. For additional information regarding deferred merger costs and postretirement benefit costs, see Notes 2(b), 8, and 9.

Although Energy's current regulatory orders and regulatory environment fully support the recognition of these regulatory assets, the ultimate outcome of the changing competitive environment discussed in the "Competitive Pressures" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" could result in Energy discontinuing application of Statement 71 for all or part of its business. Such an event would require the write-off of the portion of any regulatory asset for which no regulatory assurance of recovery continues to exist. No evidence currently exists that would support a write-off of any portion of Energy's regulatory assets. Energy intends to pursue competitive strategies that would mitigate the impact of this issue on the financial condition of the Company.

(d) Electric Utility Plant Electric utility plant is stated at the original cost of construction, which includes an allowance for funds used during construction (AFUDC) and a proportionate share of overhead costs.
Construction overhead costs include salaries, payroll taxes, fringe benefits, and other expenses.

Substantially all electric utility plant is subject to the lien of Energy's first mortgage bond indenture.

(e) AFUDC Energy capitalizes AFUDC, a non-cash income item, which is defined in the regulatory system of accounts prescribed by the FERC as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used". The AFUDC accrual rate was 6.4% in 1994, 9.5% in 1993, and 8.5% in 1992, and is compounded semi-annually.

(f) Depreciation and Maintenance Energy's provision for depreciation is determined by using the straight-line method applied to the cost of depreciable plant in service. The rate is based on periodic studies of the estimated service lives and net cost of removal of the properties. The depreciation rate for electric utility plant was 3.8% for each of the years 1992 through 1994. In accordance with the IURC's February 1995 Order discussed further herein, Energy's annual depreciation expense will decrease by approximately $30 million.

Maintenance and repairs of property units and replacements of minor items of property are charged to maintenance expense. The costs of replacements of property units are capitalized. The original cost of the property retired and the related costs of removal, less salvage recovered, are charged to accumulated depreciation.

(g) Post-in-service Carrying Costs and Deferred Depreciation In January 1993, Energy received authority from the IURC to continue accrual of the debt component of AFUDC and to defer depreciation expense on the combustion turbine generating unit constructed at its Cayuga Generating Station and major environmental compliance projects from the date the projects are placed in service until the effective date of an order in a general retail rate proceeding. The February 1995 Order authorizes Energy to begin recovering amounts deferred as of May 31, 1994 ($9 million), for AFUDC continuation and July 31, 1993 ($1 million), for depreciation expense over the remaining lives of the related electric utility plant. Additionally, the February 1995 Order authorizes Energy to continue deferral of the applicable AFUDC and depreciation recorded after the above cut-off dates through February 1995, for subsequent recovery in an IURC order associated with Energy's July 1994 retail rate petition which is currently pending before the IURC. The February 1995 Order also authorizes Energy to continue the accrual of the debt component of AFUDC and to defer depreciation expense on two major environmental projects from the date the projects are placed in service until the projects' costs are reflected in retail electric rates.

(h) DSM Costs Energy is authorized by the February 1995 Order to amortize and recover DSM expenditures deferred through July 1993 ($35 million), together with carrying costs, over a five-year period. Deferred DSM expenditures as of February 1995, which are not included for recovery in the February 1995 Order, will continue to be deferred, with carrying costs, for recovery in subsequent rate proceedings. In addition, base rates will include recovery of $23 million of DSM expenditures on an annual basis. Future deferral of DSM expenditures will be the amount by which actual annual expenditures exceed the base level of $23 million. If DSM expenditures in any calendar year are less than the $23 million in base rates, the unamortized balance of deferred DSM expenditures would be reduced by such difference.

(i) Federal and State Income Taxes Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities. Investment tax credits utilized to reduce Federal income taxes payable have been deferred for financial reporting purposes and are being amortized over the useful lives of the property which gave rise to such credits.

Income tax provisions reflected in customer rates are regulated by the various regulatory commissions overseeing the regulated business operations of Energy. To the extent deferred income taxes are not reflected in rates charged to customers, income taxes payable in future years are recoverable from customers as paid. These amounts are reflected in the accompanying Consolidated Financial Statements as a regulatory asset on the basis of their probable recovery in future periods.

(j) Operating Revenues and Fuel Costs Energy recognizes revenues for electric service rendered during the month, which includes revenues for sales unbilled at the end of each month. Revenues reflect fuel cost charges based on the actual costs of fuel. Fuel cost charges applicable to all of Energy's metered kilowatt-hour sales are included in customer billings based on the estimated costs of fuel. Customer bills are adjusted in subsequent months to reflect the difference between actual and estimated costs of fuel. Indiana law subjects the recovery of fuel costs to a determination that such recovery will not result in earning a return in excess of that allowed by the IURC in its last general rate order.

(k) Debt Discount, Premium, and Issuance Expense and Costs of Reacquiring Debt Debt discount, premium, and issuance expense on Energy's outstanding long-term debt are amortized over the lives of the respective issues.

In accordance with established ratemaking practices, Energy is deferring costs (principally call premiums) from the reacquisition of long-term debt and is amortizing such amounts over periods ranging from four years to 18 years.

(l) Consolidated Statements of Cash Flows All temporary cash investments with maturities of three months or less, when acquired, are reported as cash equivalents. Energy had no material non-cash investing or financing transactions during the years 1992 through 1994.

(m) Reclassification Certain amounts in the 1992 and 1993 Consolidated Financial Statements have been reclassified to conform to the 1994 presentation.

2.  Rates

(a) Settlement Agreement - IURC's June 1987 and April 1990 Orders In December 1993, the IURC issued an order (December 1993 Order) approving a settlement agreement entered into by Energy, the appellants, and certain other intervenors which resolved the outstanding issues related to the appeals of the IURC's April 1990 retail rate order (April 1990 Order) and the IURC's June 1987 tax order (June 1987 Order). The December 1993 Order provided for Energy to refund $150 million to its retail customers ($119 million applicable to the June 1987 Order and $31 million applicable to the April 1990 Order). The December 1993 Order further provided for Energy to reduce its retail rates by 1.5% (approximately $13.5 million on an annual basis) to reflect a return on common equity of 14.25%. The refunds and rate reduction commenced in December 1993.

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

(b) February 1995 Order - Retail Rate Proceeding and Merger Savings Allocation Plan The IURC issued the February 1995 Order approving a settlement agreement entered into by Energy, the Office of the Utility Consumer Counselor, Citizens Action Coalition of Indiana, Inc., and the PSI-Industrial Group concerning Energy's petition for a $93 million retail rate increase ($103 million including carrying costs attributable to certain environmental expenditures not included in Energy's base retail electric rates) and Energy's previously filed plan for the allocation of its portion of merger savings between Energy's customers and CINergy's shareholders.

The February 1995 Order authorizes Energy to increase annual retail rates $33.6 million, effective February 1995. The increase excludes reductions for customer credits for non-fuel operation and maintenance expense merger savings (Non-fuel Merger Savings) and increases for carrying costs attributable to certain environmental expenditures not included in Energy's base retail electric rates, both of which are further discussed herein. The increase includes the recovery of the costs of postretirement benefits other than pensions on an accrual basis, the recovery of DSM expenditures, the recovery of a portion of amounts deferred for AFUDC continuation and depreciation expense, and the adoption of lower depreciation rates, which will reduce annual depreciation expense by approximately $30 million. This rate increase reflects an 11.9% return on common equity with an 8.25% overall rate of return on net original cost rate base.

Additionally, the February 1995 Order provides a mechanism to allocate Energy's share of net Non-fuel Merger Savings through December 31, 1997, between Energy's customers and CINergy's shareholders. CINergy currently anticipates that the estimated nominal merger savings of $1.5 billion will be apportioned approximately equally between CG&E and Energy. In essence, the mechanism guarantees Energy's customers 50% of Energy's portion of the projected net Non-fuel Merger Savings. Energy's customers will receive these merger savings via credits to base rates of $4.4 million in 1995, an additional $2.2 million in 1996, and an additional $2.4 million in 1997.
After 1997, the accumulated credits will continue until the effective date of an order in an Energy general retail rate proceeding. Energy will have to achieve these levels of merger savings in order to realize the 11.9% return on equity. This arrangement for sharing of merger savings allows Energy to recover its portion of transaction costs (currently estimated at $27 million) and costs to achieve merger savings (currently estimated at $21 million) over a 10-year period.

The February 1995 Order also provides Energy with a financial incentive to achieve, or exceed, merger savings projections and enhance operating efficiencies by allowing Energy to earn up to a 13.25% return on common equity until the effective date of an order in connection with Energy's July 1994 retail rate petition, which is currently pending before the IURC. Energy expects an order in this proceeding in the second quarter of 1996. Upon the effective date of an order relating to the July 1994 retail rate petition, the February 1995 Order provides Energy an opportunity to earn an additional 100 basis points above the common equity return to be granted by the IURC in such rate proceeding until December 31, 1997. In order to be eligible for such additional earnings, Energy must meet certain service-related conditions. Any mechanism for sharing of merger savings after December 31, 1997, will be determined in subsequent regulatory proceedings.

Finally, the February 1995 Order includes ratemaking and accounting mechanisms to address regulatory lag. The February 1995 Order approves Energy's proposal for current recovery of carrying costs associated with environmental compliance projects and the applicable portion of the Wabash River Clean Coal Project (Clean Coal Project) not included in Energy's base retail electric rates. The Clean Coal Project, which is located at the Wabash River Generating Station, is a 262-megawatt clean coal power generating facility planned to be placed in service during the third quarter of 1995. The February 1995 Order also includes provisions for the deferral of certain operating costs associated with the Clean Coal Project, together with the debt component of carrying costs thereon, and continued accrual of the debt component of carrying costs (to the extent not reflected in rates currently) and deferral of depreciation expense on the Clean Coal Project and a scrubber at Gibson Generating Station (Gibson) until the projects' costs are fully reflected in retail electric rates.

(c) July 1994 Retail Rate Petition In addition to the rate petition addressed in the February 1995 Order, Energy filed a petition in July 1994 with the IURC for a retail rate increase to recover, among other things, the costs of the Clean Coal Project and the scrubber at Gibson which was placed in service in September 1994. These two projects were previously approved by the IURC. Energy initially estimated a rate increase of 8%. Energy is currently evaluating how the rate settlement and the ability to earn a cash return during construction on certain projects, as previously discussed, will affect the estimated rate increase. Energy intends to file testimony supporting its rate increase request in May 1995 and, as previously discussed, anticipates an order in this proceeding in the second quarter of 1996. Energy cannot predict what action the IURC may take with respect to this proposed rate increase.

3.  Common Stock

All of Energy's common stock is held by CINergy. No common dividends can be paid by Energy if dividends are in arrears on its preferred stock.

4.  Preferred Stock

Changes in preferred stock outstanding during 1994, 1993, and 1992, were as follows:

                                              Shares
                                              Issued           Par
                                             (Retired)        Value
                                             (dollars in thousands)
1994
Cumulative preferred stock
  Not subject to mandatory redemption
    Par value $100 per share
      3 1/2% Series. . . . . . . . . . . .        (598)    $    (60)

1993
Cumulative preferred stock
  Not subject to mandatory redemption
    Par value $25 per share
      7.44 % Series. . . . . . . . . . . .   4 000 000      100 000
    Par value $100 per share
      3 1/2% Series. . . . . . . . . . . .        (237)         (24)
      8.52 % Series. . . . . . . . . . . .    (211 190)     (21 119)
      8.38 % Series. . . . . . . . . . . .    (162 520)     (16 252)
      8.96 % Series. . . . . . . . . . . .    (216 900)     (21 690)
      6 7/8% Series. . . . . . . . . . . .     600 000       60 000

1992
Cumulative preferred stock
  Not subject to mandatory redemption
    Par value $100 per share
      3 1/2% Series. . . . . . . . . . . .         (10)          (1)
  Subject to mandatory redemption
    Par value $100 per share
      13.25% Series. . . . . . . . . . . .    (255 000)     (25 500)

Currently, Energy can sell up to an additional $40 million of preferred stock under an effective shelf registration statement and IURC authority.

5.  Long-term Debt

Long-term debt maturities, excluding sinking fund requirements, for the next five years are $60 million in 1995, $50 million in 1996, $10 million in 1997, $35 million in 1998, and $6 million in 1999.

6.  Sale of Accounts Receivable and Interest Rate Swap

Energy has an agreement through January 1996 to sell, with limited recourse, an undivided percentage interest in certain of its accounts receivable from customers up to a maximum of $90 million. As of December 31, 1994, Energy's obligation under the limited recourse provision is $20 million. The refund provided for by the December 1993 Order, as previously discussed (see Note 2(a)), reduced accounts receivable available for sale at December 31, 1993, to $40 million. Accounts receivable on the Consolidated Balance Sheets are net of the $87 million and $40 million interest sold at December 31, 1994, and December 31, 1993, respectively. The excess of $90 million over the accounts receivable available for sale at December 31, 1993, is reflected in the Consolidated Balance Sheet as "Advance under accounts receivable purchase agreement".

As a hedge against floating rate conditions, effective February 1, 1991, Energy entered into an interest rate swap agreement which effectively changed Energy's variable interest rate exposure on its $90 million (the notional principal amount) sale of accounts receivable to a fixed rate of 8.19%. Costs associated with the interest rate swap agreement are included in "Other - net" in the Consolidated Statements of Income. The interest rate swap agreement matures January 31, 1996. In the event of nonperformance by the other parties to the interest rate swap agreement, Energy would be exposed to floating rate conditions.

7.  Pension Plan

Energy's defined benefit pension plan covers substantially all employees meeting certain minimum age and service requirements. Plan benefits are determined under a final average pay formula with consideration of years of participation, age at retirement, and the applicable average Social Security wage base.

Energy's funding policy is to contribute annually to the plan an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes. Contributions for the 1994, 1993, and 1992 plan years were $3.5 million, $8.2 million, and $7.4 million, respectively. The plan's assets consist of investments in equity and fixed income securities.

Pension cost for 1994, 1993, and 1992 included the following components:

                                                    1994     1993      1992
                                                         (in millions)

Benefits earned during the period . . . . . . .    $  8.7   $  7.7    $  7.1
Interest accrued on projected
  benefit obligation  . . . . . . . . . . . . .      19.8     19.4      18.3
Actual (return) loss on plan's assets . . . . .       2.4    (38.5)    (24.1)
Net amortization and deferral . . . . . . . . .     (23.1)    20.1       7.4

Net periodic pension cost . . . . . . . . . . .    $  7.8   $  8.7    $  8.7

                                                     1994     1993     1992
Actuarial Assumptions:
For determination of projected benefit
  obligation
    Discount rate . . . . . . . . . . . . . . .        8.5%     7.5%     8.5%
    Rate of increase in future compensation . .        5.5      4.5      5.5

For determination of pension cost
  Rate of return on plan's assets . . . . . . .        9.0      9.0      9.0

The following table reconciles the plan's funded status with amounts recorded in the Consolidated Financial Statements. Under the provisions of Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (Statement 87), certain assets and obligations of the plan are deferred and recognized in the Consolidated Financial Statements in subsequent periods.

                                              1994       1993
                                               (in millions)
Actuarial present value of benefits
  Vested benefits . . . . . . . . . .       $(197.5)   $(206.1)
  Non-vested benefits . . . . . . . .          (8.0)      (8.5)

    Accumulated benefit obligation. .        (205.5)    (214.6)

  Effect of future compensation
    increases . . . . . . . . . . . .         (67.3)     (55.4)

    Projected benefit obligation. . .        (272.8)    (270.0)

Plan's assets at fair value . . . . .         256.3      266.0

Projected benefit obligation in
  excess of plan's assets . . . . . .         (16.5)      (4.0)

Remaining balance of plan's net
  assets existing at date of initial
  application of Statement 87 to be
  recognized as a reduction of
  pension cost in future periods. . .          (5.7)      (6.4)

Unrecognized net (gain) loss
  resulting from experience different
  from that assumed and effects of
  changes in assumptions. . . . . . .           5.7        (.9)

Prior service cost not yet recognized
  in net periodic pension cost. . . .          17.2       14.9

Prepaid pension cost at December 31 .       $    .7    $   3.6

8.  Other Postretirement Benefits

Energy provides certain health care and life insurance benefits to retired employees and their eligible dependents. The health care benefits include medical and dental coverage and prescription drugs. Prior to 1993, the cost of retiree health care was charged to expense as claims were paid, and the cost of life insurance benefits was charged to expense at retirement. Energy, in connection with the settlement which resulted in the February 1995 Order, agreed to begin funding its obligation for these postretirement benefits.

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

Postretirement benefit cost for 1994 and 1993 included the following components:
                                               1994     1993
                                               (in millions)

Benefits earned during the period. . . . . .  $ 4.4     $ 3.4
Interest accrued on APBO . . . . . . . . . .   10.1       9.3
Net amortization and deferral. . . . . . . .     .1        -
Amortization of transition obligation. . . .    5.4       5.4

Net periodic postretirement benefit cost . .  $20.0     $18.1

The following table reconciles the APBO of the health care and life insurance plans with amounts recorded in the Consolidated Financial Statements. Under the provisions of Statement 106, certain obligations of the plan are deferred and recognized in the Consolidated Financial Statements in subsequent periods.

                                                1994       1993
                                                 (in millions)
Actuarial present value of benefits
  Fully eligible active plan participants. .  $  (9.3)   $ (11.7)
  Other active plan participants . . . . . .    (58.5)     (63.7)
  Retirees and beneficiaries . . . . . . . .    (68.6)     (61.5)
    Projected APBO . . . . . . . . . . . . .   (136.4)    (136.9)
Unamortized transition obligation. . . . . .     96.8      102.2
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions. . .      7.5       17.0
Accrued postretirement benefit obligation
  at December 31 . . . . . . . . . . . . . .  $ (32.1)   $ (17.7)

The following assumptions were used to determine the APBO:

                                           1994          1993         1992

    Discount rate. . . . . . . . . .       8.5%          7.5%         8.5%

    Health care cost trend rate,
      gradually declining to 5%. . .     8.0-12.0%     8.0-12.0%    8.0-12.0%

    Year ultimate trend rates
      achieved . . . . . . . . . . .       2007          2007         2007

Increasing the health care cost trend rate by one percentage point in each year would increase the APBO by approximately $17 million and $19 million for 1994 and 1993, respectively, and the aggregate of the service and interest cost components of the postretirement benefit cost for 1994 and 1993 by approximately $2.5 million and $2 million, respectively.

In accordance with the February 1995 Order, Energy will recover the cost of postretirement benefits other than pensions on an accrual basis commencing February 1995. Prior to the recovery of these costs in customers' rates on an accrual basis, the difference between postretirement benefit costs determined in accordance with the provisions of Statement 106 and the costs determined in accordance with Energy's previous accounting practice was deferred for future recovery. Energy's deferrals totaled $21 million as of December 31, 1994. Commencing February 1995, approximately $6 million of costs deferred for the period January 1, 1993, to July 31, 1993, will be recovered over a five-year period. Recovery over a five-year period of the remaining deferrals is being requested in Energy's July 1994 retail rate petition.

9.  Voluntary Workforce Reduction

In an effort to begin to realize merger savings, Energy completed a voluntary workforce reduction program in 1994. Under the program, 169 employees elected to terminate their employment with Energy, resulting in a pre-tax cost of approximately $11.3 million. This cost was deferred as a cost to achieve merger savings. In accordance with the February 1995 Order, Energy began amortization of costs to achieve merger savings October 1, 1994.

10.  Notes Payable

Energy had authority to borrow up to $330 million as of December 31, 1994. In connection with this authority, Energy has established unsecured lines of credit (Committed Lines) which currently permit borrowings of up to $230 million, of which $110 million remained unused. Energy also issues commercial paper from time to time. All outstanding commercial paper is supported by Energy's Committed Lines. Additionally, this authority allows Energy to arrange for additional short-term borrowings with various banks on an "as offered" basis (Uncommitted Lines). All Uncommitted Lines provide for maturities of up to 365 days with various interest rate options.

Amounts outstanding under the Committed Lines would become immediately due upon an event of default which includes non-payment, default under other agreements governing company indebtedness, bankruptcy, or insolvency. Certain of the Uncommitted Lines have similar default provisions. The Committed Lines are maintained by commitment fees, which were immaterial during the 1992 through 1994 period.

For the years 1994, 1993, and 1992, Energy's short-term borrowings outstanding at various times were as follows:
                                                                    Weighted
                                Weighted    Maximum       Average   Average
                                Average     Amount        Amount    Interest
                       Balance  Interest  Outstanding   Outstanding   Rate
                         at     Rate at     at Any      During the   During
                       Dec. 31  Dec. 31    Month-end       Year     the Year
                                      (dollars in millions)
1994
Bank loans. . . . . .  $139.4     6.19%     $298.9        $246.6      4.73%
Commercial paper. . .     -        -           7.9           1.0      4.22
Note payable to
  CINergy . . . . . .    54.2     5.76        54.2          54.0      5.39

1993
Bank loans. . . . . .   126.7     3.38       126.7          69.8      3.41
Commercial paper. . .     -        -          24.8           6.4      3.29

1992
Bank loans. . . . . .   120.8     3.91       120.8          77.3      4.02
Commercial paper. . .     -        -          30.7           8.2      3.82

11.  Fair Values of Financial Instruments

The estimated fair values of financial instruments were as follows (this information does not purport to be a valuation of Energy as a whole):

                                  December 31            December 31
                                     1994                   1993
                                Carrying Fair          Carrying Fair
Financial Instrument             Amount  Value          Amount  Value
                                            (in millions)

Long-term debt (includes
  amounts due within one year)
    First mortgage bonds. . .     $315    $326           $265    $314
    Other long-term debt. . .      623     586            551     580

The following methods and assumptions were used to estimate the fair values of each major class of financial instrument:

Cash and temporary cash investments, restricted deposits, and notes payable Due to the short period to maturity, the carrying amounts reflected on the Consolidated Balance Sheets approximate fair values.

Long-term debt The fair values of long-term debt issues were estimated based on the latest quoted market prices or, if not listed on the New York Stock Exchange, on the present value of future cash flows. The discount rates used approximate the incremental borrowing costs for similar instruments.

12.  Income Taxes

Effective with the first quarter of 1993, Energy implemented the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities. Net-of-tax accounting and reporting is prohibited. Energy adopted this new accounting standard as the cumulative effect of a change in accounting principle with no restatement of prior periods. The adoption of Statement 109 had no material effect on Energy's earnings.

In August 1993, Congress enacted the Omnibus Budget Reconciliation Act of 1993, which included a provision to increase the Federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. In accordance with the provisions of Statement 109, the income tax rate increase resulted in an increase in the net deferred income tax liability and recognition of a regulatory asset to reflect expected future recovery of the increased liability through rates charged to customers.

The significant components of Energy's net deferred income tax liability at December 31, 1994, and 1993, are as follows:

                                                        1994           1993
                                                           (in millions)
Deferred Income Tax Liabilities
  Electric utility plant. . . . . . . . . . . .         $308.0         $305.4
  Unamortized costs of reacquiring debt . . . .           15.8           15.0
  Deferred operating expenses
    and accrued carrying costs. . . . . . . . .           11.4            4.2
  Deferred demand-side management costs . . . .           37.2           21.2
  Other . . . . . . . . . . . . . . . . . . . .           13.7           13.1
    Total deferred income tax liabilities . . .          386.1          358.9

Deferred Income Tax Assets
  Unamortized investment tax credits. . . . . .           22.9           24.5
  Litigation settlement . . . . . . . . . . . .           29.8           29.8
  Accrued pension and other benefit costs . . .            6.1            5.4
  Other . . . . . . . . . . . . . . . . . . . .            2.6           17.8
    Total deferred income tax assets. . . . . .           61.4           77.5

Net Deferred Income Tax Liability . . . . . . .         $324.7         $281.4

A summary of Federal and state income taxes charged (credited) to income and the allocation of such amounts is as follows:

                                                   1994      1993       1992
                                                        (in millions)

Current Income Taxes
  Federal . . . . . . . . . . . . . . . . . . .    $22.0     $  .6      $47.3
  State . . . . . . . . . . . . . . . . . . . .      5.5        .4        7.4
    Total current income taxes. . . . . . . . .     27.5       1.0       54.7

Deferred Income Taxes
  Federal
    Depreciation and other electric utility
      plant-related items . . . . . . . . . . .     19.2       9.6        7.5
    Loss related to settlement of the IURC's
      June 1987 and April 1990 Orders (Note 2).     (5.2)     45.9         -
    Property taxes. . . . . . . . . . . . . . .     (2.0)      2.0         -
    Demand-side management costs. . . . . . . .     12.6      10.6        5.3
    Other items - net . . . . . . . . . . . . .      1.7      (2.7)       (.8)
      Total deferred Federal income taxes . . .     26.3      65.4       12.0

  State . . . . . . . . . . . . . . . . . . . .      2.2       7.0        1.3
      Total deferred income taxes . . . . . . .     28.5      72.4       13.3

Investment Tax Credits - Net. . . . . . . . . .     (4.3)     (4.2)      (4.4)

      Total Income Taxes. . . . . . . . . . . .    $51.7     $69.2      $63.6

Allocated to:
  Operating income. . . . . . . . . . . . . . .    $50.4     $64.9      $66.4
  Other income and expenses - net . . . . . . .      1.3       4.3       (2.8)
                                                   $51.7     $69.2      $63.6

As a result of the merger, Resources will file its final consolidated Federal and state income tax returns for the period January 1, 1994, through October 24, 1994. This return will include Energy to the extent its activities are allocable to that period. For the remainder of Energy's taxable income and tax liability, Energy will participate in the filing of a consolidated Federal income tax return with its parent, CINergy, and other affiliated companies for the year ended December 31, 1994. The current tax liability is allocated among the members of the group pursuant to a tax sharing agreement consistent with Rule 45(c) of the PUHCA.

Federal income taxes, computed by applying the statutory Federal income tax rate to book income before Federal income tax, are reconciled to Federal income tax expense reported in the Consolidated Statements of Income as follows:

                                                 1994       1993      1992
                                                       (in millions)

Statutory Federal income tax provision. . . . .  $44.2      $65.3     $55.0
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits. . . .   (4.3)      (4.2)     (4.4)
  Depreciation and other electric utility
    plant-related differences . . . . . . . . .    1.8        4.1       4.2
  AFUDC equity. . . . . . . . . . . . . . . . .   (1.5)      (3.9)     (1.6)
  Other - net . . . . . . . . . . . . . . . . .    3.8         .5       1.7
Federal income tax expense. . . . . . . . . . .  $44.0      $61.8     $54.9

13.  Commitments and Contingencies

(a) Construction Energy will have substantial commitments in connection with its construction program. Aggregate expenditures for Energy's construction program for the 1995 through 1999 period are currently estimated to be approximately $1 billion.

In connection with Energy's Clean Coal Project, Energy has a 25-year contractual agreement with Destec Energy, Inc. (Destec) which requires Energy to pay Destec a fixed monthly fee plus certain monthly operating expenses once the facility is operational. Over the next five years (1995 through 1999), the fixed fee will be $56 million, and the variable fee is estimated at $95 million. As previously discussed, Energy received authorization in the February 1995 Order to defer these costs for subsequent recovery in an IURC order associated with Energy's July 1994 retail rate petition.

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

The Shelbyville site has been the subject of an investigation and cleanup enforcement action by the Indiana Department of Environmental Management
(IDEM) against IGC and Energy. Without admitting liability, Energy and IGC have conducted an investigation and remedial activities at the Shelbyville site. Energy and IGC are sharing equally in the costs of investigation and cleanup of this site.

In 1992, the IDEM issued an order to IGC, naming IGC as a potentially responsible party (PRP) as defined by the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which requires investigation and remediation of the Lafayette MGP site. IGC entered into an agreed order with the IDEM for the removal of MGP contamination at the site.

In April 1993, IGC filed testimony with the IURC seeking recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which it has an interest, including sites acquired from Energy. In its testimony, IGC stated that it would also seek to recover a portion of these costs from other PRPs, including previous owners. IGC has informed Energy of the basis for IGC's position that Energy, as a PRP under CERCLA, should contribute to IGC's response costs related to investigating and remediating contamination at MGP sites which Energy sold to IGC. The IURC has not ruled on IGC's petition. In its July 1994 retail rate petition, Energy is seeking approval to defer, and subsequently recover through rates, any costs it incurs for investigation and remediation of previously owned MGP sites.

Except for the Shelbyville site, Energy has not assumed any responsibility to reimburse IGC for its costs for investigating and cleaning up MGP sites. With respect to the Shelbyville site, based upon environmental investigations completed to date, Energy believes that any further required investigation and remediation will not have a material adverse effect on its financial condition or results of operations. At this time, it is premature for Energy to predict the nature, extent, and costs of, or Energy's responsibility for, any environmental investigations and remediations which may be required at other MGP sites owned, or previously owned, by Energy.

(c) Wabash Valley Power Association, Inc. (WVPA) Litigation In February 1984, WVPA discontinued payments to Energy for its 17% share of Marble Hill, a nuclear project jointly owned by Energy and WVPA which was cancelled by Energy in 1984, and filed suit against Energy in the United States District Court for the Southern District of Indiana (Indiana District Court), seeking $478 million plus interest and other damages to recover its Marble Hill costs. The suit was amended to include as defendants several officers of Energy along with certain contractors and their officers involved in the Marble Hill project, and to allege claims against all defendants under the Racketeer Influenced and Corrupt Organizations Act (RICO). Claims proven and damages allowed under RICO may be trebled and attorneys' fees assessed against the defendants. The suit was further amended to add claims of common law fraud, constructive fraud and deceit, and negligent misrepresentation against Energy and the other defendants.

In 1985, Energy and WVPA entered into an agreement under which Energy agreed to place in escrow 17% of all salvage proceeds received from the sales of Marble Hill equipment, materials, and nuclear fuel after May 23, 1985, as a result of WVPA's filing for protection under Chapter 11 of the Federal Bankruptcy Code.

In 1989, Energy and its officers reached a settlement with WVPA which, if approved by judicial and regulatory authorities, will settle the suit filed by WVPA. The settlement is also contingent on the resolution of the WVPA bankruptcy proceeding.

The principal terms of the settlement are:

- Energy, on behalf of itself and its officers, will pay $80 million on behalf of WVPA to Rural Utility Services (RUS), previously called the Rural Electrification Administration, and the National Rural Utilities Cooperative Finance Corporation (CFC). The $80 million obligation, net of insurance proceeds, other credits, and applicable income tax effects, was charged to income in 1988 and 1989.

- WVPA will transfer its 17% ownership interest in the site to Energy, and Energy will assume responsibility for all future costs associated with the site, excluding WVPA's 17% share of future salvage program expenses. Additionally, RUS and CFC will receive the balance in the salvage escrow account and 17% of future salvage proceeds, net of related salvage program expenses.

- Energy will enter into a 35-year take-or-pay power supply agreement for the sale of 70 megawatts of firm power to WVPA. This power will be supplied from Gibson Unit 1 and will be priced at Energy's firm power rates for service to WVPA. The difference between the revenues received from WVPA and the costs of operating Gibson Unit 1 (the Margin) will be remitted annually by Energy, on behalf of itself and its officers, to RUS and CFC to discharge a $90 million obligation, plus accrued interest. If, at the end of the term of the power supply agreement, the $90 million obligation plus accrued interest has not been fully discharged, Energy must do so within 60 days. The settlement provides that in the event Energy is party to a merger or acquisition, Energy and WVPA will use their best efforts to obtain regulatory approval to price the power sale exclusive of the effects of the merger or acquisition.

Certain aspects of the settlement are subject to approval by the FERC and potentially by the IURC and the Michigan Public Service Commission. At such time as the necessary approvals from these regulatory authorities are received, Energy will record a $90 million regulatory asset. Concurrently, a $90 million obligation to RUS and CFC will be recorded as a long-term commitment. Recognition of the asset is based, in part, on projections which indicate that the Margin will be sufficient to discharge the $90 million obligation to RUS and CFC, plus accrued interest, within the 35-year term of the power supply agreement. If, in some future period, projections indicate the Margin would not be sufficient to discharge the obligation plus accrued interest within the 35-year term, the deficiency would be recognized as a loss.

RUS has proposed a plan of reorganization which, similar to WVPA's plan, incorporates the settlement agreement. However, RUS's plan provides for full recovery of principal and interest on WVPA's debt to RUS, which is substantially in excess of the amount to be recovered under WVPA's proposed plan. In 1991, the United States Bankruptcy Court for the Southern District of Indiana (Bankruptcy Court) confirmed WVPA's plan of reorganization and denied confirmation of RUS's opposing plan. The Bankruptcy Court's approval of WVPA's reorganization plan is contingent upon WVPA's receipt of regulatory approval to change its rates. RUS appealed the Bankruptcy Court's decision to the Indiana District Court. In June 1994, the Indiana District Court ruled in favor of WVPA's plan. RUS subsequently appealed this decision. Energy cannot predict the outcome of this appeal, nor is it known whether WVPA can obtain regulatory approval to change its rates. If reasonable progress is not made in satisfying conditions to the settlement by February 1, 1996, either party may terminate the settlement agreement.

14.  Jointly Owned Plant

Energy is a joint owner of Gibson Unit 5 with WVPA and the Indiana Municipal Power Agency (IMPA). Additionally, Energy is a co-owner with WVPA and IMPA of certain transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems which are operated and maintained by Energy. The Consolidated Statements of Income reflect Energy's portion of all operating costs associated with the commonly owned facilities.

Energy's investment in jointly owned plant is as follows:

                                                                 1994
                                        ------------------------------------------------------------
                                                      Electric
                                                   Utility Plant      Accumulated     Construction
                                         Share      in Service       Depreciation   Work in Progress
                                                          (dollars in millions)
Production
  Gibson (Unit 5) . . . .                 50.05%      $  207             $ 92             $ 3
Transmission property
  and local facilities. .                 93.68        1 630              565              53

15.  Quarterly Financial Data (unaudited)

                                         Operating     Operating     Net
Quarter Ended                            Revenues       Income      Income
                                                     (in millions)

1994
March 31 . . . . . . . . . . .            $  301          $ 48       $ 35
June 30. . . . . . . . . . . .               280            37         19
September 30 . . . . . . . . .               281            38         20
December 31. . . . . . . . . .               265            29 (a)      8 (a)
  Total. . . . . . . . . . . .            $1 127          $152       $ 82

1993
March 31 . . . . . . . . . . .            $  286          $ 51       $ 35
June 30. . . . . . . . . . . .               221            17         16
September 30 . . . . . . . . .               293            49         36
December 31. . . . . . . . . .               278            48         38
  Total. . . . . . . . . . . .            $1 078          $165       $125

(a) In the fourth quarter of 1994, Energy recognized a charge to earnings of approximately $10 million ($6.5 million, net of taxes) for severance benefits to former officers of Energy which the Company does not expect to recover from customers due to a rate settlement related to securing support for the merger. The total $10 million charge is reflected in "OPERATING EXPENSES - Other operation".

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

       ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Reference is made to PSI Energy, Inc.'s (Energy) 1995 Information Statement with respect to identification of directors and their current principal occupations. In addition, reference is made to Energy's 1995 Information Statement regarding compliance with Section 16 of the Securities Exchange Act of 1934.

Executive Officers

The information included in Part I of this report on pages 9 through 11 under the caption "Executive Officers of the Registrant" is referenced in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

                ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to Energy's 1995 Information Statement with respect to executive compensation.

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                       OWNERS AND MANAGEMENT

Reference is made to Energy's 1995 Information Statement with respect to security ownership of certain beneficial owners, security ownership of management, and changes in control.

       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to Energy's 1995 Information Statement concerning certain relationships and related transactions.

                                     PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Financial Statements and Schedules.

Refer to the page captioned "Index to Financial Statements and Financial Statement Schedules", page 30 of this report, for an index of the financial statements and financial statement schedules included in this report.

(b)    Reports on Form 8-K.

The following report on Form 8-K was filed during the last quarter of 1994:

 Date of Report                           Items Filed

December 9, 1994            Item 5.  Other Events
                            Item 7.  Financial Statements and Exhibits

(c)  Exhibits.

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference and made a part hereof. Exhibits not so identified are filed herewith.

  Exhibit
Designation                           Nature of Exhibit

  3-a                  *Amended Articles of Consolidation, as
                       amended to May 11, 1994.  (Exhibit to PSI
                       Energy, Inc.'s (Energy) September 30, 1994,
                       Form 10-Q in File No. 1-3543.)

  3-b                  By-laws, as amended March 3, 1995.

  4-a *Original Indenture (First Mortgage Bonds) dated September 1, 1939, between Energy and The First National Bank of Chicago, as Trustee (Exhibit A-Part 3 in File No. 70-258), and LaSalle National Bank as Successor Trustee (Supplemental Indenture dated March 30, 1984).

  4-b                  *Nineteenth Supplemental Indenture between
                       Energy and The First National Bank of
                       Chicago dated January 1, 1972.  (Exhibit to
                       File No. 2-42545.)

  4-c *Twenty-third Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated January 1, 1977.  (Exhibit to
                       File No. 2-57828.)

  4-d *Twenty-fifth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated September 1, 1978. (Exhibit to File No. 2-62543.)

  4-e                  *Twenty-seventh Supplemental Indenture
                       between Energy and The First National Bank of Chicago dated March 1, 1979. (Exhibit to File No. 2-63753.)

  Exhibit
Designation                           Nature of Exhibit

  4-f *Thirty-fifth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated March 30, 1984.  (Exhibit to
                       Energy's 1984 Form 10-K in File No. 1-3543.)

  4-g *Thirty-ninth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated March 15, 1987.  (Exhibit to
                       Energy's 1987 Form 10-K in File No. 1-3543.)

  4-h *Forty-first Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated June 15, 1988.  (Exhibit to
                       Energy's 1988 Form 10-K in File No. 1-3543.)

  4-i *Forty-second Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated August 1, 1988.  (Exhibit to
                       Energy's 1988 Form 10-K in File No. 1-3543.)

  4-j *Forty-fourth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated March 15, 1990.  (Exhibit to
                       Energy's 1990 Form 10-K in File No. 1-3543.)

  4-k *Forty-fifth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated March 15, 1990.  (Exhibit to
                       Energy's 1990 Form 10-K in File No. 1-3543.)

  4-l *Forty-sixth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated June 1, 1990.  (Exhibit to
                       Energy's 1991 Form 10-K in File No. 1-3543.)

  4-m                  *Forty-seventh Supplemental Indenture
                       between Energy and The First National Bank of Chicago dated July 15, 1991. (Exhibit to Energy's 1991 Form 10-K in File No. 1-3543.)

  4-n *Forty-eighth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated July 15, 1992.  (Exhibit to
                       Energy's 1992 Form 10-K in File No. 1-3543.)

  4-o *Forty-ninth Supplemental Indenture between Energy and The First National Bank of Chicago dated February 15, 1993. (Exhibit to Energy's 1992 Form 10-K in File No. 1-3543.)

  Exhibit
Designation                           Nature of Exhibit

  4-p *Fiftieth Supplemental Indenture between Energy and The First National Bank of Chicago dated February 15, 1993. (Exhibit to Energy's 1992 Form 10-K in File No. 1-3543.)

  4-q *Fifty-first Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated February 1, 1994.  (Exhibit to
                       Energy's 1993 Form 10-K in File No. 1-3543.)

  4-r *Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between Energy and The First National Bank of Chicago, as Trustee. (Exhibit to Energy's Form 10-K/A in File No. 1-3543, Amendment No. 2, dated July 15, 1993.)

  4-s *Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between Energy and The First National Bank of Chicago, as Trustee. (Exhibit to Energy's Form 10-K/A in File No. 1-3543, Amendment No. 2, dated July 15, 1993.)

 10-a *+Energy Supplemental Retirement Plan amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to Energy's 1992 Form 10-K in File No. 1-3543.)

 10-b *+Energy Excess Benefit Plan, formerly named the Supplemental Pension Plan, amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to Energy's 1992 Form 10-K in File No. 1-3543.)

 10-c *+Employment Agreement dated October 4, 1993, among CINergy Corp. (CINergy), Energy, and John M. Mutz. (Exhibit to Energy's September 30, 1993, Form 10-Q in File No. 1-3543.)

  Exhibit
Designation                           Nature of Exhibit

 10-d *Text of Settlement Agreement dated October 27, 1993, by and among PSI Resources, Inc., Energy, The Cincinnati Gas & Electric Company (CG&E), CINergy, IPALCO Enterprises, Inc., Indianapolis Power & Light Company, James E. Rogers, John R. Hodowal, and Ramon
                       L. Humke (together with the exhibits and schedules thereto). (Exhibit to Energy's Form 8-K in File No. 1-3543, dated October 27, 1993.)

 10-e *+Amended and Restated Employment Agreement dated July 2, 1993, among PSI Resources, Inc., Energy, CG&E, CINergy, CINergy Sub, Inc., and James E. Rogers, Jr. (Exhibit to CINergy's Amendment No. 3 to Form S-4, filed October 8, 1993.)

 10-f *+Amended and Restated Employment Agreement dated October 24, 1994, among CG&E, CINergy Corp. (an Ohio corporation), CINergy (a Delaware corporation), PSI Resources, Inc., Energy, and Jackson H. Randolph. (Exhibit to CINergy's 1994 Form 10-K in File No. 1-11377.)

 10-g *+Employment Agreement dated January 1, 1995, among CINergy, CG&E, CINergy Services, Inc., CINergy Investments, Inc., Energy, and William J. Grealis. (Exhibit to CINergy's 1994 Form 10-K in File No. 1-11377.)

 21                    Not Applicable.

 23                    Consent of Independent Public Accountants.

 24                    Power of Attorney.

 27                    Financial Data Schedule (included in
                       electronic submission only).

____________________

+ Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                             PSI ENERGY, INC.
                                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                   FOR THE YEAR ENDED DECEMBER 31, 1994

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts         $   78 567      $  5 495     $  -          $ 2 790       $  -      $   81 272 1/
  Miscellaneous Materials & Supplies
    Provisions                                 6 852           405        -              638           926        5 693
  Accumulated Depreciation                 1 455 871       137 719         479        43 909 2/       (137)   1 550 297

Other Accumulated Provisions
  Deferred Income Taxes 3/                $  281 417      $ 73 145     $14 933       $44 757       $  -      $  324 738
  Accrued Pension and Other
    Postretirement Benefit Costs              14 097        10 614      17 563        10 501           449       31 324
  Injuries & Damages                           3 104         4 324        -            3 889          -           3 539
  Other                                       16 235         2 435       3 593         1 643           444       20 176

                                          $  314 853      $ 90 518     $36 089       $60 790       $   893   $  379 777

  _1/      Includes $80,832 for the WVPA Marble Hill receivable.  See Note 13(c) of the "Notes to Consolidated Financial
           Statements" in "Item 8.  Financial Statements and Supplementary Data".
  _2/      Includes property retired at original cost or estimated original cost less the net cost of removal.
  _3/      See Notes 1(i) and 12 of the "Notes to Consolidated Financial Statements" in "Item 8.  Financial Statements and
           Supplementary Data" for further information with respect to deferred income taxes.

                                                                            PSI ENERGY, INC.
                                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                   FOR THE YEAR ENDED DECEMBER 31, 1993

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts          $   76 275     $  4 459     $  -          $ 2 167       $  -      $   78 567 1/
  Miscellaneous Materials & Supplies
    Provisions                                  8 844          554        -            2 356           190        6 852
  Accumulated Depreciation                  1 380 442      126 821         392        52 067 2/       (283)   1 455 871

Other Accumulated Provisions
  Deferred Income Taxes 3/                 $  188 252     $109 967     $20 818       $37 620       $  -      $  281 417
  Accrued Pension and Other
    Postretirement Benefit Costs                  231       10 596      16 253        12 889            94       14 097
  Injuries & Damages                            4 134        2 529        -            3 559          -           3 104
  Other                                        16 203        2 044         790         2 784            18       16 235

                                           $  208 820     $125 136     $37 861       $56 852       $   112   $  314 853

  _1/      Includes $78,174 for the WVPA Marble Hill receivable.  See Note 13(c) of the "Notes to Consolidated Financial
           Statements" in "Item 8.  Financial Statements and Supplementary Data".
  _2/      Includes property retired at original cost or estimated original cost less the net cost of removal.
  _3/      See Notes 1(i) and 12 of the "Notes to Consolidated Financial Statements" in "Item 8.  Financial Statements and
           Supplementary Data" for further information with respect to deferred income taxes.

                                                                             PSI ENERGY, INC.
                                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                   FOR THE YEAR ENDED DECEMBER 31, 1992

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts          $   73 744     $  4 632     $  -          $ 2 101      $  -       $   76 275 1/
  Miscellaneous Materials & Supplies
    Provisions                                  8 474          948         140           718         -            8 844
  Accumulated Depreciation                  1 294 791      117 092         397        32 052 2/      (214)    1 380 442

Other Accumulated Provisions
  Deferred Income Taxes 3/                 $  174 923     $ 38 634     $  -          $25 282      $    23    $  188 252
  Accrued Pension and Other
    Postretirement Benefit Costs                   12        7 189       1 797         8 767         -              231
  Injuries & Damages                            3 243        3 912        -            3 021         -            4 134
  Other                                        16 548        1 528         289         1 427          735        16 203

                                           $  194 726     $ 51 263     $ 2 086       $38 497      $   758    $  208 820

  _1/      Includes $75,838 for the WVPA Marble Hill receivable.  See Note 13(c) of the "Notes to Consolidated Financial
           Statements" in "Item 8.  Financial Statements and Supplementary Data".
  _2/      Includes property retired at original cost or estimated original cost less the net cost of removal.
  _3/      See Notes 1(i) and 12 of the "Notes to Consolidated Financial Statements" in "Item 8.  Financial Statements and
           Supplementary Data" for further information with respect to deferred income taxes.

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

                                                    PSI ENERGY, INC.
                                                       Registrant

Dated:  March 28, 1995

                                           By    Jackson H. Randolph
                                                      Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                  Date
James K. Baker                        Director
Hugh A. Barker                        Director
Michael G. Browning                   Director
Kenneth M. Duberstein                 Director
John A. Hillenbrand, II               Director
Emerson Kampen                        Director
John M. Mutz                          President and
                                        Director
Melvin Perelman, Ph.D.                Director
Van P. Smith                          Director


     James E. Rogers        Vice Chairman, Chief Operating  March 28, 1995
Attorney-in-fact for all         Officer and Director
 the foregoing persons


    J. Wayne Leonard         Senior Vice President, Chief   March 28, 1995
                            Financial Officer and Director
                            (Principal Financial Officer)


   Jackson H. Randolph        Chairman, Chief Executive     March 28, 1995
                                 Officer and Director
                            (Principal Executive Officer)



    Charles J. Winger               Comptroller             March 28, 1995
                           (Principal Accounting Officer)