Form 10-Q
period 1995-03-31
PSI ENERGY INC
filed 1995-05-15
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


	FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

	OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 1-3543


                                PSI ENERGY, INC.
             (Exact name of registrant as specified in its charter)


  		     INDIANA				          35-0594457
	(State or other jurisdiction of	            (I.R.S. Employer
	 incorporation or organization)	           Identification No.)


	1000 East Main Street
	Plainfield, Indiana 46168
	(Address of principal executive offices)

                Registrant`s  telephone number:  (317) 839-9611

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No


  As of April 30, 1995, 53,913,701 shares of Common Stock, without par value, stated value $.01 per share, were outstanding, all of which were held by CINergy Corp.

                         PSI ENERGY, INC.

                        TABLE OF CONTENTS

Item
Number

        PART I.  FINANCIAL INFORMATION


  1    Consolidated Financial Statements
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Changes in Common
           Stock Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
  2    Management`s Discussion and Analysis of Financial
         Condition and Results of Operations

        PART II.  OTHER INFORMATION

  1    Legal Proceedings
  4    Submission of Matters to a Vote of Security Holders
  6    Exhibits and Reports on Form 8-K
       Signatures

                            PSI ENERGY, INC.
                     CONSOLIDATED BALANCE SHEETS

ASSETS


                                                   March 31     December 31
                                                     1995           1994
                                                  (unaudited)
                                                    (dollars in thousands)

Electric Utility Plant - original cost
  In service. . . . . . . . . . . . . . . . .     $3 826 970     $3 789 785
  Accumulated depreciation. . . . . . . . . .      1 576 497      1 550 297
                                                   2 250 473      2 239 488

  Construction work in progress . . . . . . .        159 823        163 761
      Total electric utility plant. . . . . .      2 410 296      2 403 249

Current Assets
  Cash and temporary cash investments . . . .         10 801          6 341
  Restricted deposits . . . . . . . . . . . .          5 445         11 190
  Accounts receivable less accumulated
    provision of $602,000 at March 31, 1995
    and $440,000 at December 31, 1994 for
    doubtful accounts . . . . . . . . . . . .         33 834         36 061
  Materials, supplies, and fuel - at average
    cost
      Fuel. . . . . . . . . . . . . . . . . .        114 861        113 861
      Other materials and supplies. . . . . .         30 607         29 363
  Prepayments and other . . . . . . . . . . .          4 010          4 758
                                                     199 558        201 574

Other Assets
  Regulatory assets
    Post-in-service carrying costs and
      deferred depreciation . . . . . . . . .         35 504         30 142
    Deferred demand-side management costs . .        100 935         94 125
    Amounts due from customers - income
      taxes . . . . . . . . . . . . . . . . .         26 935         27 134
    Deferred merger costs . . . . . . . . . .         36 220         37 645
    Unamortized costs of reacquiring debt . .         36 367         36 998
    Other . . . . . . . . . . . . . . . . . .         32 288         30 030
  Other . . . . . . . . . . . . . . . . . . .         87 305         84 027
                                                     355 554        340 101

                                                  $2 965 408     $2 944 924

The accompanying notes are an integral part of these consolidated financial statements.

                                 PSI ENERGY, INC.

CAPITALIZATION AND LIABILITIES


                                                       March 31     December 31
                                                         1995           1994
                                                      (unaudited)
                                                        (dollars in thousands)

Common Stock Equity
  Common stock - without par value;
    $.01 stated value; authorized shares -
    60,000,000; outstanding shares -
    53,913,701 at March 31, 1995 and
    December 31, 1994 . . . . . . . . . . . . . .     $      539     $      539
  Paid-in capital . . . . . . . . . . . . . . . .        389 309        389 309
  Accumulated earnings subsequent to
    November 30, 1986, quasi-reorganization . . .        523 275        493 103
      Total common stock equity . . . . . . . . .        913 123        882 951

Cumulative Preferred Stock - Not Subject
  to Mandatory Redemption . . . . . . . . . . . .        187 929        187 929

Long-term Debt. . . . . . . . . . . . . . . . . .        877 557        877 512
      Total capitalization. . . . . . . . . . . .      1 978 609      1 948 392

Current Liabilities
  Long-term debt due within one year. . . . . . .         60 400         60 400
  Notes payable . . . . . . . . . . . . . . . . .        208 101        193 573
  Accounts payable. . . . . . . . . . . . . . . .         99 662        142 775
  Refund due to customers . . . . . . . . . . . .         15 601         15 482
  Litigation settlement . . . . . . . . . . . . .         80 000         80 000
  Accrued taxes . . . . . . . . . . . . . . . . .         54 910         30 784
  Accrued interest. . . . . . . . . . . . . . . .         12 289         25 685
  Other . . . . . . . . . . . . . . . . . . . . .          3 163          3 202
                                                         534 126        551 901

Other Liabilities
  Deferred income taxes . . . . . . . . . . . . .        330 826        324 738
  Unamortized investment tax credits  . . . . . .         59 412         60 461
  Accrued pension and other postretirement
    benefit costs . . . . . . . . . . . . . . . .         36 680         31 324
  Other . . . . . . . . . . . . . . . . . . . . .         25 755         28 108
                                                         452 673        444 631


                                                      $2 965 408     $2 944 924

                                                 PSI ENERGY, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (unaudited)

                                                                Quarter Ended         Twelve Months Ended
                                                                  March 31                  March 31
                                                               1995      1994          1995          1994
                                                                           (in thousands)

Operating Revenues . . . . . . . . . . . . . . . . . . . .  $294 090   $301 267    $1 119 327    $1 093 788

Operating Expenses
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .    96 878    107 537       389 856       388 845
  Purchased and exchanged power. . . . . . . . . . . . . .    11 699     14 660        38 439        36 214
  Other operation. . . . . . . . . . . . . . . . . . . . .    47 815     46 496       214 441       187 361
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .    20 789     20 060        94 878        84 027
  Depreciation . . . . . . . . . . . . . . . . . . . . . .    33 919     33 432       138 206       129 973
  Post-in-service deferred depreciation. . . . . . . . . .    (2 827)    (2 280)       (9 835)       (6 962)
  Income taxes . . . . . . . . . . . . . . . . . . . . . .    19 173     20 354        49 185        64 840
  Taxes other than income taxes. . . . . . . . . . . . . .    13 292     12 782        46 845        46 797
                                                             240 738    253 041       962 015       931 095

Operating Income . . . . . . . . . . . . . . . . . . . . .    53 352     48 226       157 312       162 693

Other Income and Expenses - Net
  Allowance for equity funds used during construction. . .       358      3 072         1 516        12 153
  Post-in-service carrying costs . . . . . . . . . . . . .     2 568      2 201        10 147         7 444
  Income taxes . . . . . . . . . . . . . . . . . . . . . .      (303)       187        (1 802)       (4 825)
  Other - net. . . . . . . . . . . . . . . . . . . . . . .    (1 912)    (2 767)       (7 038)       10 862
                                                                 711      2 693         2 823        25 634

Income Before Interest . . . . . . . . . . . . . . . . . .    54 063     50 919       160 135       188 327

Interest
  Interest on long-term debt . . . . . . . . . . . . . . .    17 950     16 524        70 288        68 695
  Other interest . . . . . . . . . . . . . . . . . . . . .     3 977      2 096        17 173         4 857
  Allowance for borrowed funds used during construction. .    (1 331)    (2 534)       (8 152)       (9 578)
                                                              20 596     16 086        79 309        63 974

Net Income . . . . . . . . . . . . . . . . . . . . . . . .    33 467     34 833        80 826       124 353

Preferred Dividend Requirement . . . . . . . . . . . . . .     3 295      3 296        13 181        13 820

Income Applicable To Common Stock. . . . . . . . . . . . .  $ 30 172   $ 31 537    $   67 645    $  110 533

The accompanying notes are an integral part of these consolidated financial statements.

                                            PSI ENERGY, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                               (unaudited)

                                                Common      Paid-in   Accumulated    Total Common
                                                 Stock      Capital    Earnings      Stock Equity
                                                             (in thousands)

Quarter Ended March 31, 1995

  Balance January 1, 1995. . . . . . . . . .     $539      $389 309    $493 103       $882 951
  Net income . . . . . . . . . . . . . . . .                             33 467         33 467
  Dividends on preferred stock . . . . . . .                             (3 295)        (3 295)

  Balance March 31, 1995 . . . . . . . . . .     $539      $389 309    $523 275       $913 123

Quarter Ended March 31, 1994

  Balance January 1, 1994. . . . . . . . . .     $539      $229 288    $483 242       $713 069
  Net income . . . . . . . . . . . . . . . .                             34 833         34 833
  Dividends on preferred stock . . . . . . .                             (3 296)        (3 296)
  Dividends on common stock. . . . . . . . .                            (15 970)       (15 970)
  Other. . . . . . . . . . . . . . . . . . .                     (6)                        (6)

  Balance March 31, 1994 . . . . . . . . . .     $539      $229 282    $498 809       $728 630

Twelve Months Ended March 31, 1995

  Balance April 1, 1994. . . . . . . . . . .     $539      $229 282    $498 809       $728 630
  Net income . . . . . . . . . . . . . . . .                             80 826         80 826
  Dividends on preferred stock . . . . . . .                            (13 181)       (13 181)
  Dividends on common stock. . . . . . . . .                            (43 172)       (43 172)
  Contribution from parent company . . . . .                159 999                    159 999
  Other. . . . . . . . . . . . . . . . . . .                     28          (7)            21

  Balance March 31, 1995 . . . . . . . . . .     $539      $389 309    $523 275       $913 123

Twelve Months Ended March 31, 1994

  Balance April 1, 1993. . . . . . . . . . .     $539      $221 063    $451 393       $672 995
  Net income . . . . . . . . . . . . . . . .                            124 353        124 353
  Dividends on preferred stock . . . . . . .                            (13 902)       (13 902)
  Dividends on common stock. . . . . . . . .                            (63 111)       (63 111)
  Contribution from parent company . . . . .                 10 106                     10 106
  Other. . . . . . . . . . . . . . . . . . .                 (1 887)         76         (1 811)

  Balance March 31, 1994 . . . . . . . . . .     $539      $229 282    $498 809       $728 630

The accompanying notes are an integral part of these consolidated financial statements.

                                             PSI ENERGY, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)

                                                            Quarter Ended              Twelve Months Ended
                                                               March 31                      March 31
                                                          1995          1994            1995          1994
                                                                           (in thousands)

OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . . . .   $ 33 467     $  34 833      $  80 826     $ 124 353
  Items providing (using) cash currently:
    Depreciation. . . . . . . . . . . . . . . . . . .     33 919        33 432        138 206       129 973
    Deferred income taxes and investment tax
      credits - net . . . . . . . . . . . . . . . . .      5 510         7 943         21 694        76 383
    Allowance for equity funds used during
      construction. . . . . . . . . . . . . . . . . .       (358)       (3 072)        (1 516)      (12 153)
    Regulatory assets
      Post-in-service cost deferrals. . . . . . . . .     (5 362)       (4 481)       (19 949)      (14 405)
      Deferred merger costs . . . . . . . . . . . . .      1 425        (5 144)       (15 651)      (13 891)
      Other . . . . . . . . . . . . . . . . . . . . .        (17)         (883)         5 237        (5 278)
    Changes in current assets and current
      liabilities
        Restricted deposits . . . . . . . . . . . . .         16           (69)        10 109           (70)
        Accounts receivable . . . . . . . . . . . . .      2 227       (14 126)         8 949        (4 074)
        Income tax refunds. . . . . . . . . . . . . .       -           19 600          9 300        (9 300)
        Materials, supplies, and fuel . . . . . . . .     (2 244)      (23 145)       (45 796)       12 955
        Accounts payable. . . . . . . . . . . . . . .    (43 113)      (32 219)       (12 212)       21 239
        Refund due to customers . . . . . . . . . . .        119       (34 484)       (31 747)      (91 786)            Advance
under accounts receivable
          purchase agreement. . . . . . . . . . . . .       -          (49 940)          -             -                Accrued
taxes and interest. . . . . . . . . .     10 730        12 039         (4 237)       (6 124)
    Other items - net . . . . . . . . . . . . . . . .        531        (7 440)         1 919       (11 867)
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . .     36 850       (67 156)       145 132       195 955

FINANCING ACTIVITIES
  Issuance of preferred stock . . . . . . . . . . . .       -             -              -           59 475
  Issuance of long-term debt. . . . . . . . . . . . .       -           49 068         59 910       212 084
  Funds on deposit from issuance of long-term
    debt. . . . . . . . . . . . . . . . . . . . . . .      5 729         9 177         24 449        38 207
  Retirement of preferred stock . . . . . . . . . . .       -               (4)           (22)      (60 111)
  Redemption of long-term debt. . . . . . . . . . . .        (55)         -              (215)     (207 880)
  Change in short-term debt . . . . . . . . . . . . .     14 528        86 555         (5 155)      198 256
  Dividends on preferred stock. . . . . . . . . . . .     (3 295)       (3 296)       (13 181)      (13 902)
  Dividends on common stock . . . . . . . . . . . . .       -          (15 970)       (43 172)      (63 111)
  Contribution from parent company. . . . . . . . . .       -             -           159 999        10 106
        Net cash provided by (used in)
          financing activities. . . . . . . . . . . .     16 907       125 530        182 613       173 124

INVESTING ACTIVITIES
  Construction expenditures (less allowance for
    equity funds used during construction). . . . . .    (42 487)      (54 040)      (278 178)     (330 018)
  Deferred demand-side management costs . . . . . . .     (6 810)       (6 419)       (41 263)      (32 831)
  Equity investment in Argentine utility. . . . . . .       -             -              -          (10 106)
        Net cash provided by (used in)
          investing activities. . . . . . . . . . . .    (49 297)      (60 459)      (319 441)     (372 955)

Net increase (decrease) in cash and
  temporary cash investments. . . . . . . . . . . . .      4 460        (2 085)         8 304        (3 876)
Cash and temporary cash investments at
  beginning of period . . . . . . . . . . . . . . . .      6 341         4 582          2 497         6 373
Cash and temporary cash investments at
  end of period . . . . . . . . . . . . . . . . . . .   $ 10 801     $   2 497      $  10 801     $   2 497

The accompanying notes are an integral part of these consolidated financial statements.

                            PSI ENERGY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	These Consolidated Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of PSI Energy, Inc. (Energy), a subsidiary of CINergy Corp., for a fair presentation of the interim results. These statements should be read in conjunction with Energy`s 1994 Annual Report on Form 10-K (Commission File Number 1-3543). Certain amounts in the 1994 Consolidated Financial
Statements have been reclassified to conform to the 1995 presentation.

2.	Coal tar residues and other substances associated with manufactured gas plant (MGP) sites have been found at former MGP sites in Indiana, including, but not limited to, several sites previously owned by Energy.
Energy has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to Indiana Gas and Water Company, Inc. (now Indiana Gas Company [IGC]). IGC has informed Energy of the basis for its position that Energy, as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act
(CERCLA), should contribute to IGC`s response costs related to investigating and remediating contamination at MGP sites which Energy sold to IGC.

	In February 1995, Energy received notification from Northern Indiana Public Service Company (NIPSCO) alleging Energy is a PRP under the CERCLA with respect to contamination associated with MGP sites previously owned and/or operated by both Energy and NIPSCO (or their predecessors). The notification included seven sites, five of which Energy acquired from NIPSCO and subsequently sold to IGC.

	On May 3, 1995, the Indiana Utility Regulatory Commission denied IGC`s request for recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which IGC has an interest, including sites acquired from Energy. IGC has announced it will appeal this decision, which IGC contends is contrary to decisions made by other state utility commissions with respect to this issue. In light of this decision, Energy is evaluating its options with respect to rate recovery of any MGP site-related costs it may incur.

	At this time, Energy is unable to predict the nature, extent, and costs of, or Energy`s responsibility for, any future environmental investigations and remediations which may be required at MGP sites owned or previously owned by Energy; however, any costs that ultimately are incurred may be material.

                            PSI ENERGY, INC.
              MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Regulatory Matters

On March 29, 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (MEGA-NOPR) on Open Access, which is another step in the transition towards potentially full-scale competition in the electric utility industry. The MEGA-NOPR is essentially the electric industry`s equivalent of the FERC`s Order 636 applicable to the natural gas industry. The MEGA-NOPR as proposed would, among other things, provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, require utilities to use the tariffs for their own bulk power transactions, establish an electronic bulletin board, and establish a contract-based approach to stranded costs. A final order could be issued by the end of 1995. CINergy Corp., PSI Energy, Inc.`s (Energy or Company) parent company, is currently evaluating its position with respect to the provisions of the MEGA-NOPR and the potential effects upon the Company if ultimately adopted.

Manufactured Gas Plants

Coal tar residues and other substances associated with manufactured gas plant
(MGP) sites have been found at former MGP sites in Indiana, including, but not limited to, several sites previously owned by Energy. Energy has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to Indiana Gas and Water Company, Inc. (now Indiana Gas Company [IGC]). IGC has informed Energy of the basis for its position that Energy, as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), should contribute to IGC`s response costs related to investigating and remediating contamination at MGP sites which Energy sold to IGC.

In February 1995, Energy received notification from Northern Indiana Public Service Company (NIPSCO) alleging Energy is a PRP under the CERCLA with respect to contamination associated with MGP sites previously owned and/or operated by both Energy and NIPSCO (or their predecessors). The notification included seven sites, five of which Energy acquired from NIPSCO and subsequently sold to IGC.

On May 3, 1995, the Indiana Utility Regulatory Commission (IURC) denied IGC`s request for recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which IGC has an interest, including sites acquired from Energy. IGC has announced it will appeal this decision, which IGC contends is contrary to decisions made by other state utility commissions with respect to this issue. In light of this decision, Energy is evaluating its options with respect to rate recovery of any MGP site-related costs it may incur.

At this time, Energy is unable to predict the nature, extent, and costs of, or Energy`s responsibility for, any future environmental investigations and remediations which may be required at MGP sites owned or previously owned by Energy; however, any costs that ultimately are incurred may be material.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995

Kilowatt-hour Sales

Kilowatt-hour (kwh) sales for the quarter ended March 31, 1995, decreased 7.5% when compared to the same period last year. This decrease was primarily due to decreased sales for resale which reflected reduced non-firm direct power sales to other utilities. The milder weather conditions experienced during the first quarter of 1995 also resulted in a decline in sales to domestic customers.
This decrease in retail sales was offset, in part, by an increased average number of domestic and commercial customers in Energy`s service territory. Increased industrial sales occurred primarily due to growth in the primary metals sector.

Operating Revenues

Total operating revenues decreased $7 million (2.4%) in the first quarter as compared to the same period last year. This decrease primarily reflects the decreased kwh sales previously discussed and lower fuel costs. Partially offsetting this decrease was the 4.3% retail rate increase and a 1.9% rate increase applicable to construction work in progress (CWIP) property which were approved by the IURC on February 17, 1995(February 1995 Order), and March 9, 1995, respectively.

An analysis of operating revenues is shown below:

                                                              Quarter
                                                          Ended March 31
                                                           (in millions)

Operating revenues - March 31, 1994                             $301
Increase (Decrease) due to change in:
  Price per kwh
    Sales for resale
      Firm power obligations                                       1
      Non-firm power transactions                                  4
  Total change in price per kwh                                    5

  Kwh sales
    Retail                                                         1
    Sales for resale
      Firm power obligations                                      (4)
      Non-firm power transactions                                 (9)
  Total change in kwh sales                                      (12)

Operating revenues - March 31, 1995                             $294
 Operating Expenses

Fuel

Fuel costs, Energy`s largest operating expense, decreased $11 million (9.9%) for the quarter as compared to the same period last year.

An analysis of fuel costs is shown below:

                                                             Quarter
                                                          Ended March 31
                                                           (in millions)


Fuel expense - March 31, 1994                                   $108
Increase (Decrease) due to change in:
  Price of fuel                                                   (7)
  Kwh generation                                                  (4)

Fuel expense - March 31, 1995                                   $ 97

Purchased and Exchanged Power

For the quarter ended March 31, 1995, purchased and exchanged power decreased $3 million (20.2%) as compared to the same period last year reflecting a decline in third party short-term power sales to other utilities.

RESULTS OF OPERATIONS FOR TWELVE MONTHS ENDED MARCH 31, 1995

Kilowatt-hour Sales

Kwh sales for the twelve months ended March 31, 1995, remained relatively unchanged, showing a 1.0% increase when compared to the same period last year. Retail sales increased primarily as a result of increased industrial sales which reflected growth in the primary metals and transportation equipment sectors and the increased number of retail customers in Energy`s service territory. Partially offsetting the increases in retail sales were the milder weather conditions experienced during the third and fourth quarters of 1994 and the first quarter of 1995. Also contributing to the increase in kwh sales for the period, was an increase in non-firm power sales for resale partially resulting from an increase in third party short-term power sales to other utilities in the second and third quarters of 1994.

Operating Revenues

Total operating revenues increased $26 million (2.3%) for the twelve months ended March 31, 1995, as compared to the same period last year. This increase was partially driven by the increase in kwh sales as previously discussed.
Also contributing to this increase were the effects of the $31 million refund accrued in June 1993 as a result of Energy`s settlement of the IURC`s April 1990 order, the 4.3% retail rate increase and the 1.9% rate increase applicable to the CWIP property as previously discussed.
 An analysis of operating revenues is shown below:

                                                            Twelve Months
                                                           Ended March 31
                                                            (in millions)

Operating revenues - March 31, 1994                             $1 093
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                          12
    Sales for resale
      Firm power obligations                                         3
      Non-firm power transactions                                    2
  Total change in price per kwh                                     17

  Kwh sales
    Retail                                                           8
    Sales for resale
      Firm power obligations                                        (6)
      Non-firm power transactions                                    7
  Total change in kwh sales                                          9

Operating Revenues - March 31, 1995                             $1 119

Operating Expenses

Other Operation

Other operation expenses for the twelve months ended March 31, 1995, increased $27 million (14.5%) as compared to the same period last year due to a number of factors including charges for severance benefits to former officers of approximately $10 million which the Company does not expect to recover from customers due to a rate settlement related to securing support for the merger. Additionally, fuel litigation expenses contributed to the increase.

Maintenance

Increased maintenance on a number of generating stations resulted in increased maintenance expenses of $11 million (12.9%) for the twelve months ended March 31, 1995.

Depreciation

For the twelve months ended March 31, 1995, depreciation expense increased $8 million (6.3%) as compared to the same period last year primarily as a result of increased plant additions. Partially offsetting this increase was the adoption of lower depreciation rates effective March 1995 as a result of the February 1995 Order.

 Other Income and Expenses - Net

Allowance for Equity Funds Used During Construction

Allowance for equity funds used during construction decreased $11 million (87.5%) due to an increase in borrowings of short-term debt which resulted in a decrease in the equity component of the allowance for funds used during construction rate.

Interest

Other Interest

Other interest increased $12 million over the same period last year. The increase was driven primarily by higher interest rates and an increase in the average short-term debt outstanding.
 	PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS

See Note 2 of the ``Notes to Consolidated Financial Statements``.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders of PSI Energy, Inc. was held in
Cincinnati, Ohio on April 20, 1995.

(b)	Proxies were not solicited for the annual meeting, at which the following members of the Board of Directors were re-elected:

                         James K. Baker
                         Michael G. Browning
                         John A. Hillenbrand, II
                         John M. Mutz
                         Jackson H. Randolph
                         James E. Rogers
                         Van P. Smith

     No other member of the Board of Directors continued as a director after the meeting.

	Also at the meeting, an amendment to the Amended Articles of Consolidation was unanimously adopted, providing the shareholders of the Company, in addition to the Board of Directors of the Company, with the capability of amending the By-laws of the Company.

(c)	The foregoing members were all unanimously re-elected at the meeting.

                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibit is filed herewith:

	  Exhibit
	Designation				Nature of Exhibit

	     27			Financial Data Schedule (included in
					electronic submission only).


(b)	No reports on Form 8-K were filed during the quarter ended March 31, 1995.

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


                                                       PSI ENERGY, INC.
                                             ---------------------------------
                                                           Registrant



                                                       J. WAYNE LEONARD
                                              ---------------------------------

Date:  May 11, 1995                                    J. Wayne Leonard
                                                    Group Vice President and
                                                    Chief Financial Officer



                                                       CHARLES J. WINGER
                                             ----------------------------------
Date:  May 11, 1995                                    Charles J. Winger
                                                  Comptroller and Principal
                                                      Accounting Officer