Form 10-Q
period 1998-03-31
PSI ENERGY INC
filed 1998-05-15
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

As of April 30, 1998, shares of Common Stock outstanding for each registrant were as listed:

                              Company                                   Shares
Cinergy Corp., par value $.01 per share                              157,764,020
The Cincinnati Gas & Electric Company, par value $8.50 per share      89,663,086
PSI Energy, Inc., without par value, stated value $.01 per share      53,913,701
The Union Light, Heat and Power Company, par value $15.00 per share      585,333

                                TABLE OF CONTENTS


 Item                                                               Page
Number                                                             Number

       Glossary of Terms . . . . . . . . . . . . . . . . . . .        3

                         PART I.  FINANCIAL INFORMATION

  1    Financial Statements
       Cinergy Corp.
         Consolidated Balance Sheets . . . . . . . . . . . . .        6
         Consolidated Statements of Income . . . . . . . . . .        8
         Consolidated Statements of Changes in Common
           Stock Equity. . . . . . . . . . . . . . . . . . . .        9
         Consolidated Statements of Cash Flows . . . . . . . .       11
         Results of Operations . . . . . . . . . . . . . . . .       12
       The Cincinnati Gas & Electric Company
         Consolidated Balance Sheets . . . . . . . . . . . . .       20
         Consolidated Statements of Income and Comprehensive
           Income. . . . . . . . . . . . . . . . . . . . . . .       22
         Consolidated Statements of Cash Flows . . . . . . . .       23
         Results of Operations . . . . . . . . . . . . . . . .       24
       PSI Energy, Inc.
         Consolidated Balance Sheets . . . . . . . . . . . . .       28
         Consolidated Statements of Income and Comprehensive
           Income. . . . . . . . . . . . . . . . . . . . . . .       30
         Consolidated Statements of Cash Flows . . . . . . . .       31
         Results of Operations . . . . . . . . . . . . . . . .       32
       The Union Light, Heat and Power Company
         Balance Sheets. . . . . . . . . . . . . . . . . . . .       35
         Statements of Income. . . . . . . . . . . . . . . . .       37
         Statements of Cash Flows. . . . . . . . . . . . . . .       38
         Results of Operations . . . . . . . . . . . . . . . .       39
       Notes to Financial Statements . . . . . . . . . . . . .       41
  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . .       46
  3    Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . . .       49

                           PART II. OTHER INFORMATION

  1    Legal Proceedings . . . . . . . . . . . . . . . . . . .       49
  4    Submission of Matters to a Vote of Security Holders . .       49
  6    Exhibits and Reports on Form 8-K. . . . . . . . . . . .       50
       Signature . . . . . . . . . . . . . . . . . . . . . . .       52

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

    TERM                                   DEFINITION

1997 Form         Combined 1997 Annual Report on Form 10-K filed separately by
  10-K              Cinergy, CG&E, PSI, and ULH&P

Avon Energy       Avon Energy Partners Holdings, an Unlimited Liability
                    Company and its wholly-owned subsidiary Avon Energy Partners PLC, a Limited Liability Company

CERCLA            Comprehensive Environmental Response, Compensation and
                    Liability Act

CFC               National Rural Utilities Cooperative Finance Corporation

CG&E              The Cincinnati Gas & Electric Company (a subsidiary of
                    Cinergy)

Cinergy or        Cinergy Corp.
  Company

Cinergy UK        Cinergy UK, Inc., formerly M.E. Holdings, Inc., (a
                    subsidiary of Cinergy Investments, Inc.) which holds Cinergy's 50% investment in Avon Energy

Committed Lines   Unsecured lines of credit

December 1996     A PUCO order issued in December 1996 on CG&E's gas rate
  Order             proceeding

December 1996     An Indiana Utility Regulatory Commission order issued in
  DSM Order         December 1996 on PSI's DSM proceeding

DSM               Demand-side management

Enertech          Enertech Associates, Inc., formerly named Power
                    International, Inc. (a subsidiary of Cinergy
                    Investments, Inc.)

EPA               United States Environmental Protection Agency

EPS               Earnings per share

February 1995     An Indiana Utility Regulatory Commission order issued in
  Order             February 1995

HB 443            Customer choice bill introduced by the House Chairman of
                    the Tourism, Development and Energy Committee in Kentucky

HJR               House Joint Resolution, which calls for an executive task
                    force to study electricity restructuring in Kentucky

kwh               Kilowatt-hour

    TERM                                   DEFINITION

IDEM              Indiana Department of Environmental Management

IGC               Indiana Gas Company, Inc., formerly Indiana Gas and Water
                    Company, Inc.

Investments       Cinergy Investments, Inc. (a subsidiary of Cinergy)

IRS               Internal Revenue Service

Mcf               Thousand cubic feet

MGP               Manufactured gas plant

Midlands          Midlands Electricity plc

NIPSCO            Northern Indiana Public Service Company

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

PUCO              Public Utilities Commission of Ohio

RUS               Rural Utilities Service

September 1996    An Indiana Utility  Regulatory  Commission  order issued in
  Order             September 1996 on PSI's retail rate proceeding

Statement 130     Statement of Financial Accounting Standards No. 130,
                    Reporting Comprehensive Income

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

Uncommitted       Short-term borrowings with various banks arranged on an
  Lines             "as offered" basis

WVPA              Wabash Valley Power Association, Inc.

Zimmer            CG&E's William H. Zimmer Generating Station

                                 CINERGY CORP.
                            AND SUBSIDIARY COMPANIES

                                  CINERGY CORP.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                       March 31    December 31
                                                         1998         1997
                                                     (unaudited)
                                                       (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                          $9,014,797   $8,981,182
    Gas                                                  753,311      746,903
    Common                                               186,631      186,078
                                                      ----------   ----------
                                                       9,954,739    9,914,163
  Accumulated depreciation                             3,860,682    3,800,322
                                                      ----------   ----------
                                                       6,094,057    6,113,841

  Construction work in progress                          194,042      183,262
                                                      ----------   ----------
      Total utility plant                              6,288,099    6,297,103

Current Assets
  Cash and temporary cash investments                     58,731       53,310
  Restricted deposits                                      2,348        2,319
  Accounts receivable less accumulated provision for
    doubtful accounts of $10,349 at March 31, 1998,
    and $10,382 at December 31, 1997                     519,396      413,626
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                   68,292       57,916
    Gas stored for current use                            12,232       29,174
    Other materials and supplies                          77,972       76,066
  Prepayments and other                                   47,291       38,171
                                                      ----------   ----------
                                                         786,262      670,582

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes            383,314      374,456
    Post-in-service carrying costs and deferred
      operating expenses                                 176,531      178,504
    Coal contract buyout costs                           117,964      122,485
    Deferred demand-side management costs                101,958      109,596
    Deferred merger costs                                 89,015       90,346
    Phase-in deferred return and depreciation             85,960       89,689
    Unamortized costs of reacquiring debt                 65,941       66,242
    Other                                                 46,592       45,533
  Investments in unconsolidated subsidiaries             580,269      537,720
  Other                                                  274,092      275,897
                                                      ----------   ----------
                                                       1,921,636    1,890,468

                                                      $8,995,997   $8,858,153

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.


CAPITALIZATION AND LIABILITIES

                                                       March 31    December 31
                                                         1998         1997
                                                      (unaudited)
                                                       (dollars in thousands)

Common Stock Equity
  Common stock - $.01 par value;  authorized
    shares - 600,000,000;  outstanding
    shares - 157,764,020 at March 31, 1998,
    and 157,744,658 at December 31, 1997              $    1,578 $      1,577
  Paid-in capital                                      1,574,080    1,573,064
  Retained earnings                                    1,002,495      967,420
  Accumulated other comprehensive income                  (3,279)      (2,861)
                                                      ----------   ----------
      Total common stock equity                        2,574,874    2,539,200

Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption                     92,752      177,989

Long-term Debt                                         2,032,156    2,150,902
                                                      ----------   ----------
      Total capitalization                             4,699,782    4,868,091

Current Liabilities
  Long-term debt due within one year                     145,000       85,000
  Notes payable and other short-term obligations       1,222,795    1,114,028
  Accounts payable                                       558,021      488,716
  Accrued taxes                                          218,251      187,033
  Accrued interest                                        40,342       46,622
  Other                                                   98,740       79,193
                                                      ----------   ----------
                                                       2,283,149    2,000,592

Other Liabilities
  Deferred income taxes                                1,233,505    1,248,543
  Unamortized investment tax credits                     163,850      166,262
  Accrued pension and other postretirement
    benefit costs                                        307,373      297,142
  Other                                                  308,338      277,523
                                                      ----------   ----------
                                                       2,013,066    1,989,470

                                                      $8,995,997   $8,858,153



                                  CINERGY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                                         Quarter Ended              Twelve Months Ended
                                                            March 31                      March 31
                                                       1998          1997          1998            1997
                                                           (in thousands, except per share amounts)
Operating Revenues
  Electric                                          $1,158,724   $  817,914     $4,202,508      $2,901,780
  Gas                                                  173,061      212,266        451,940         487,145
                                                    ----------   ----------     ----------      ----------
                                                     1,331,785    1,030,180      4,654,448       3,388,925
Operating Expenses
  Fuel used in electric production                     180,519      175,746        698,208         697,544
  Gas purchased                                         96,611      123,968        238,801         279,859
  Purchased and exchanged power                        471,885      160,592      1,530,651         291,809
  Other operation                                      163,028      163,412        637,561         615,712
  Maintenance                                           39,066       45,854        169,683         196,120
  Depreciation                                          73,305       71,556        290,826         284,124
  Amortization of phase-in deferrals                     5,539        3,371         15,651          13,569
  Amortization of post-in-service
    deferred operating expenses - net                    1,091        1,091          4,362             425
  Income taxes                                          70,791       63,919        255,809         208,205
  Taxes other than income taxes                         69,649       68,372        266,301         260,450
                                                    ----------   ----------     ----------      ----------
                                                     1,171,484      877,881      4,107,853       2,847,817

Operating Income                                       160,301      152,299        546,595         541,108

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                                     21          191            (72)          1,065
  Post-in-service carrying costs                          -            -              -                880
  Phase-in deferred return                               1,811        2,002          7,817           8,281
  Equity in earnings of unconsolidated subsidiaries     11,854       26,500         45,746          51,930
  Income taxes                                          13,342          791         48,488          17,109
  Other - net                                          (19,031)      (2,627)       (47,906)        (35,415)
                                                    ----------   ----------     ----------      ----------
                                                         7,997       26,857         54,073          43,850

Income Before Interest and Other Charges               168,298      179,156        600,668         584,958

Interest and Other Charges
  Interest on long-term debt                            43,758       49,275        176,255         190,757
  Other interest                                        17,994       13,867         64,074          42,165
  Allowance for borrowed funds
    used during construction                            (1,947)      (1,342)        (6,005)         (6,387)
  Preferred dividend requirements of subsidiaries        2,422        3,239         11,752          19,650
                                                    ----------   ----------     ----------      ----------
                                                        62,227       65,039        246,076         246,185

Net Income Before Extraordinary Item                $  106,071   $  114,117     $  354,592      $  338,773
Extraordinary Item - Equity Share of
  Windfall Profits Tax (Less
  Applicable Income Taxes of $0)                          -            -          (109,400)           -
                                                    ----------   ----------     ----------      ----------
Net Income                                          $  106,071   $  114,117     $  245,192      $  338,773

Average Common Shares Outstanding                      157,764      157,679        157,706         157,679

Earnings Per Common Share (Note 9)
  Net income before extraordinary item                    $.67         $.72          $2.24           $2.02
  Net income                                              $.67         $.72          $1.55           $2.02

Earnings Per Common Share - Assuming Dilution (Note 9)
  Net income before extraordinary item                    $.67         $.72          $2.23           $2.01
  Net income                                              $.67         $.72          $1.54           $2.01

Dividends Declared Per Common Share                       $.45         $.45          $1.80           $1.76

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.





                                                  CINERGY CORP.
                            CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                             (dollars in thousands)
                                                   (unaudited)
                                                                                 Accumulated
                                                                                   Other              Total              Total
                                    Common        Paid-in        Retained       Comprehensive      Comprehensive      Common Stock
                                    Stock         Capital        Earnings          Income             Income             Equity

Quarter Ended March 31, 1998

Balance January 1, 1998            $1,577       $1,573,064      $  967,420        $(2,861)                             $2,539,200
Comprehensive income
  Net income                                                       106,071                           $106,071             106,071
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                         (367)               (367)
    Minimum pension liability
      adjustment                                                                                          (51)                (51)
                                                                                                     --------
  Other comprehensive income
    total                                                                            (418)               (418)
                                                                                                     --------
Comprehensive income total                                                                           $105,653
Issuance of 19,362 shares of
  common stock - net                    1              289                                                                    290
Treasury shares purchased              (1)          (1,430)                                                                (1,431)
Treasury shares reissued                1            2,149                                                                  2,150
Dividends on common stock (see
  page 8 for per share amounts)                                    (70,994)                                               (70,994)
Other                                                    8              (2)                                                     6
                                   ------       ----------      ----------        -------                              ----------

Balance March 31, 1998             $1,578       $1,574,080      $1,002,495        $(3,279)                             $2,574,874

Quarter Ended March 31, 1997

Balance at January 1, 1997         $1,577       $1,590,735      $  993,526        $(1,384)                             $2,584,454
Comprehensive income
  Net income                                                       114,117                           $114,117             114,117
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                       (1,035)             (1,035)
                                                                                                     --------
  Other comprehensive income
    total                                                                          (1,035)             (1,035)
                                                                                                     --------
Comprehensive income total                                                                           $113,082
                                                                                                     ========
Treasury shares purchased              (7)         (31,947)                                                               (31,954)
Treasury shares reissued                7           21,134                                                                 21,141
Dividends on common stock (see
  page 8 for per share amounts)                                    (71,000)                                               (71,000)
Other                                                   12                                                                     12
                                   ------       ----------      ----------        -------                              ----------

Balance March 31, 1997             $1,577       $1,579,934      $1,036,643        $(2,419)                             $2,615,735



                                  CINERGY CORP.
      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (CONTINUED)
                             (dollars in thousands)
                                   (unaudited)
                                                                                 Accumulated
                                                                                   Other              Total              Total
                                    Common        Paid-in        Retained       Comprehensive      Comprehensive      Common Stock
                                    Stock         Capital        Earnings          Income             Income             Equity

Twelve Months Ended March 31, 1998

Balance April 1, 1997              $1,577       $1,579,934      $1,036,643        $(2,419)                             $2,615,735
Comprehensive income
  Net income                                                       245,192                           $245,192             245,192
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                          273                 273
    Minimum pension liability
      adjustment                                                                                       (1,133)             (1,133)
                                                                                                     --------
  Other comprehensive income
    total                                                                            (860)               (860)
                                                                                                     --------
Comprehensive income total                                                                           $244,332
Issuance of 84,891 shares of
  common stock - net                    1            2,355                                                                  2,356
Treasury shares purchased              (5)         (15,682)                                                               (15,687)
Treasury shares reissued                5            7,744                                                                  7,749
Dividends on common stock (see
  page 8 for per share amounts)                                   (283,860)                                              (283,860)
Other                                                 (271)          4,520                                                  4,249
                                   ------       ----------      ----------        -------                              ----------

Balance March 31, 1998             $1,578       $1,574,080      $1,002,495        $(3,279)                             $2,574,874

Twelve Months Ended March 31, 1997

Balance at April 1, 1996           $1,577       $1,595,435      $  993,632        $(1,074)                             $2,589,570
Comprehensive income
  Net income                                                       338,773                           $338,773             338,773
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                       (1,166)             (1,166)
    Minimum pension liability
      adjustment                                                                                         (179)               (179)
                                                                                                     --------
  Other comprehensive income
    total                                                                          (1,345)             (1,345)
                                                                                                     --------
Comprehensive income total                                                                           $337,428
                                                                                                     ========
Treasury shares purchased             (10)         (40,717)                                                               (40,727)
Treasury shares reissued               10           25,548                                                                 25,558
Costs of reacquisition of
  preferred stock of subsidiary                                    (18,391)                                               (18,391)
Dividends on common stock (see
  page 8 for per share amounts)                                   (277,559)                                              (277,559)
Other                                                 (332)            188                                                   (144)
                                   ------       ----------      ----------        -------                              ----------

Balance March 31, 1997             $1,577       $1,579,934      $1,036,643        $(2,419)                             $2,615,735

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                                           CINERGY CORP.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (unaudited)
                                                                  Year to Date              Twelve Months Ended
                                                                    March 31                      March 31
                                                              1998           1997           1998           1997
                                                                                (in thousands)

Operating Activities
  Net income                                                $106,071       $114,117       $245,192       $338,773
  Items providing or (using) cash:
    Depreciation                                              73,305         71,556        290,826        284,124
    Deferred income taxes and investment tax
      credits - net                                          (12,955)        (6,889)        61,572         24,045
    Equity in earnings of unconsolidated subsidiaries        (11,854)       (26,500)       (20,593)       (51,930)
    Extraordinary item - equity share of windfall
      profits tax                                               -              -           109,400           -
    Allowance for equity funds used during
      construction                                               (21)          (191)            72         (1,065)
    Regulatory assets - net                                   20,915         21,599         70,626         41,922
    Changes in current assets and current
      liabilities
        Restricted deposits                                      (29)            (2)          (625)          (336)
        Accounts receivable, net of reserves on
          receivables sold                                  (106,525)        (8,498)      (315,184)       (19,527)
        Materials, supplies, and fuel                          4,660         30,699         (4,222)        45,535
        Accounts payable                                      69,305        (60,734)       313,335        (36,128)
        Litigation settlement                                   -              -              -           (80,000)
        Accrued taxes and interest                            24,938         52,412        (48,888)        29,121
    Other items - net                                         25,596        (21,239)        79,010         68,573
                                                            --------       --------       --------       --------
          Net cash provided by operating activities          193,406        166,330        780,521        643,107

Financing Activities
  Issuance of common stock                                       290           -             2,356           -
  Issuance of long-term debt                                  98,901           -           198,963        150,217
  Retirement of preferred stock of subsidiaries              (85,229)           (25)      (101,473)      (212,507)
  Redemption of long-term debt                              (160,291)       (61,880)      (434,723)      (148,774)
  Change in short-term debt                                  108,767         26,560        274,018        668,477
  Dividends on common stock                                  (70,802)       (71,000)      (283,668)      (277,559)
                                                            --------       --------       --------       --------
          Net cash (used in) or provided by
            financing activities                            (108,364)      (106,345)      (344,527)       179,854

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)               (66,348)       (58,909)      (335,494)      (332,162)
  Deferred demand-side management costs                       (3,615)        (5,109)       (18,373)       (39,718)
  Investments in unconsolidated subsidiaries                  (9,658)          -           (38,690)      (503,349)
                                                            --------       --------       --------       --------
          Net cash used in investing activities              (79,621)       (64,018)      (392,557)      (875,229)

Net increase (decrease) in cash and
   temporary cash investments                                  5,421         (4,033)        43,437        (52,268)

Cash and temporary cash investments at
   beginning of period                                        53,310         19,327         15,294         67,562
                                                            --------       --------       --------       --------

Cash and temporary cash investments at
   end of period                                            $ 58,731       $ 15,294       $ 58,731       $ 15,294

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.

Below is information concerning the consolidated results of operations for Cinergy for the quarter and twelve months ended March 31, 1998. For information concerning the results of operations for each of the other registrants for the same quarter, see the discussion under the heading "Results of Operations" following the financial statements of each such registrant.

           RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998

Kwh Sales

Increased activity in Cinergy's power marketing and trading operations, for the quarter ended March 31, 1998, led to higher non-firm power sales for resale and significantly contributed to the increase in total kwh sales of 72%, as compared to the same period of 1997. An increase in retail sales, which reflects higher industrial sales and an increased average number of residential and commercial customers, was partially offset by a decline in residential sales as a result of milder weather during the first quarter of 1998 as compared to the first quarter of 1997. Increased industrial sales primarily reflected growth in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first quarter of 1998 decreased 7.3%, as compared to the same period in 1997. Decreased residential and commercial sales, reflecting the milder weather during the first quarter of 1998, were slightly offset by an increase in the average number of customers. Higher gas transportation volumes reflect the continued trend of customers purchasing gas directly from suppliers, using transportation services provided by CG&E.

Operating Revenues

Electric Operating Revenues

Electric operating revenues for the quarter ended March 31, 1998, increased $341 million (42%), as compared to the same period last year, primarily as a result of the increased kwh sales as previously discussed. The operation of CG&E's fuel adjustment clauses, reflecting a higher average cost of fuel used in electric production, also contributed to the increase.

An analysis of electric operating revenues is shown below:

                                                              Quarter
                                                          Ended March 31
                                                           (in millions)

Electric operating revenues - March 31, 1997                   $818
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                       15
    Sales for resale
      Firm power obligations                                     (1)
      Non-firm power transactions                               (26)
  Total change in price per kwh                                 (12)

  Kwh sales
    Retail                                                        7
    Sales for resale
      Non-firm power transactions                               343
  Total change in kwh sales                                     350

  Other                                                           3

Electric operating revenues - March 31, 1998                 $1 159

Gas Operating Revenues

The increasing trend of industrial customers purchasing gas directly from producers and utilizing CG&E facilities to transport the gas continues to put downward pressure on gas operating revenues. (See the "Mcf Sales and Transportation" section.) Since providing transportation services does not necessitate recovery of the cost of gas purchased, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

Gas operating revenues decreased $39 million (18%) in the first quarter of 1998, when compared to the same period last year. The decrease in gas operating revenues is primarily attributable to lower residential and commercial sales due to the milder weather during the first quarter of 1998. An increase in the relative volume of gas transported to gas sold, as previously discussed, also contributed to the decrease.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs increased $5 million (3%) for the quarter ended March 31, 1998, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                                 Quarter
                                              Ended March 31
                                              (in millions)

Fuel expense - March 31, 1997 $176
Increase (Decrease) due to change in:
  Price of fuel                                      (6)
  Deferred fuel cost                                  9
  Kwh generation                                      2
                                                   ----

Fuel expense - March 31, 1998                      $181

Gas Purchased

Gas purchased for the quarter ended March 31, 1998, decreased $27 million (22%), when compared to the same period last year, reflecting a lower average cost per Mcf purchased and a decline in the volumes of gas purchased primarily due to the milder weather during the first quarter of 1998.

Purchased and Exchanged Power

Purchased and exchanged power increased $311 million for the quarter ended March 31, 1998, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Maintenance

For the three months ended March 31, 1998, maintenance costs decreased $7 million (15%), when compared to the three months ended March 31, 1997. This decrease is partially due to a decline in maintenance activities associated with postponed outages at certain of CG&E's electric production facilities. Decreased maintenance costs, associated with CG&E's electric distribution facilities, also contributed to the lower level of expenses for the current quarter.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals reflects the PUCO-ordered phase-in plan for Zimmer.

Other Income and Expenses - Net

Equity in Earnings of Unconsolidated Subsidiaries

The $15 million decrease in equity in earnings of unconsolidated subsidiaries for the first three months of 1998, as compared to the same period of 1997, is primarily attributable to the decrease in earnings of Midlands, which is due to milder weather conditions and a penalty imposed on each electric distribution company due to the delay in opening up the electricity supply business to competition.

Other - net

The change in other - net of $16 million for the three months ended March 31, 1998, from the same period of 1997, is primarily due to a litigation settlement (see Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information"), an increase in expenses related to Cinergy Global Power, Inc., which was acquired in September 1997, and an adjustment recorded in the first quarter of 1997 related to a 1996 sale of a foreign subsidiary.

Interest and Other Charges

Interest on Long-term Debt

Interest on long-term debt decreased $6 million (11%) for the quarter ended March 31, 1998, as compared to the same period last year, primarily due to the net redemption of approximately $250 million of long-term debt by CG&E and PSI during the period from February 1997 through March 1998.

Other Interest

Other interest increased $4 million (30%) for the first quarter of 1998, as compared to the same period last year, primarily due to higher levels of short-term borrowings, the recognition of a full quarter of interest on the currency swap program, which was initiated in mid-February 1997, and an increase in short-term interest rates during 1998 over 1997. The remainder of the increase is attributable to interest resulting from an IRS audit of the 1989 and 1990 tax years.

        RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MARCH 31, 1998

Kwh Sales

Increased activity in Cinergy's power marketing and trading operations led to higher non-firm power sales for resale and significantly contributed to the increase in total kwh sales of 86% for the twelve months ended March 31, 1998, as compared to the same period for 1997. An increase in retail sales, which reflects higher industrial sales and an increase in the average number of residential and commercial customers, was partially offset by a decline in residential sales as a result of the milder weather experienced for the twelve months ended March 31, 1998, as compared to the same period last year. Increased industrial sales primarily reflected growth in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales for the twelve months ended March 31, 1998, decreased 9.5% while transportation volumes increased 12.4%, as compared to the same period in 1997. The decrease in Mcf sales is due, in part, to the milder weather during the twelve month period ended March 31, 1998, and was partially offset by increases in the average number of customers. Higher gas transportation volumes reflect the continued trend of customers purchasing gas directly from suppliers, using transportation services provided by CG&E.

Operating Revenues

Electric Operating Revenues

Increased kwh sales, as previously discussed, the effects of PSI's retail rate increases approved in the September 1996 Order, as amended in August 1997, and the December 1996 DSM Order significantly contributed to the $1.3 billion (45%) increase in electric operating revenues for the twelve months ended March 31, 1998, when compared to the same period of 1997. Also contributing to the increase was the return of approximately $5 million to customers in 1996 in accordance with an order issued by the IURC in February 1995. The February 1995 Order required all retail operating income above a certain rate of return to be refunded to customers. The operation of PSI's and CG&E's fuel adjustment clauses, reflecting a lower average cost of fuel used in electric production, partially offset these increases.

An analysis of electric operating revenues is shown below:

                                                    Twelve Months
                                                   Ended March 31
                                                    (in millions)

Electric operating revenues - March 31, 1997            $2 902
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                  22
    Sales for resale
      Firm power obligations                               (13)
      Non-firm power transactions                           31
  Total change in price per kwh                             40

  Kwh sales
    Retail                                                  20
    Sales for resale
      Firm power obligations                                14
      Non-firm power transactions                        1 220
                                                        ------
  Total change in kwh sales                              1 254

  Other                                                      7

Electric operating revenues - March 31, 1998            $4 203

Gas Operating Revenues

For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the caption "Gas Operating Revenues" for Cinergy in "Results of Operations for the Quarter Ended March 31, 1998."

Gas operating revenues decreased $35 million (7%) for the twelve months ended March 31, 1998, when compared to the same period last year. This decrease is primarily attributable to the decline in Mcf sales due to the milder weather. An increase in the relative volume of gas transported to gas sold, as previously discussed, also contributed to the decrease.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs for the twelve months ended March 31, 1998, were relatively constant, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                              Twelve Months
                                              Ended March 31
                                              (in millions)

Fuel expense - March 31, 1997                      $698
Increase (Decrease) due to change in:
  Price of fuel                                       6
  Deferred fuel cost                                (37)
  Kwh generation                                     31
                                                   ----

Fuel expense - March 31, 1998                      $698

Gas Purchased

Gas purchased for the twelve months ended March 31, 1998, decreased $41 million (15%) when compared to the same period last year. This decrease reflects a lower average cost per Mcf of gas purchased and a decline in the volumes purchased as previously discussed.

Purchased and Exchanged Power

Purchased and exchanged power increased $1.2 billion for the twelve months ended March 31, 1998, when compared to the same period of last year, primarily reflecting  increased  purchases  of  non-firm  power for  resale to others as a
result  of  increased   activity  in  Cinergy's   power  marketing  and  trading
operations.

Maintenance

Maintenance costs decreased $26 million (13%) for the twelve months ended March 31, 1998, as compared to the same period last year, partially due to a decline in maintenance activities associated with postponed outages at certain of CG&E's and PSI's electric production facilities. Decreased maintenance costs, associated with electric distribution facilities, also contributed to the lower level of expenses for the current twelve month period.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals reflects the PUCO-ordered phase-in plan for Zimmer.

Amortization of Post-in-Service Deferred Operating Expenses - Net

Amortization of post-in-service deferred operating expenses - net reflects the amortization and related recovery in rates of various deferrals of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes on certain generating units and other utility plant from the in-service date until the related plant was reflected in retail rates.

Other Income and Expenses - Net

Equity in Earnings of Unconsolidated Subsidiaries

The $6 million (12%) decrease in equity in earnings of unconsolidated subsidiaries for the twelve months ended March 31, 1998, as compared to the same period of 1997, is primarily attributable to the decrease in earnings of Midlands, which is due to milder weather conditions and a penalty imposed on each electric distribution company due to the delay in opening up the electricity supply business to competition.

Other - net

The change in other - net of $12 million for the twelve months ended March 31, 1998, as compared to the same period last year is primarily due to a litigation settlement (see Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information"), a gain in 1996 related to the sale of certain CG&E assets, and expenses incurred relative to non-regulated entities. These amounts are partially offset by charges in 1996 associated with the December 1996 Order.

Interest and Other Charges

Interest on Long-term Debt

Interest on long-term debt decreased $15 million (8%) for the twelve months ended March 31, 1998, from the same period of 1997 primarily due to the net redemption of approximately $170 million of long-term debt by CG&E, PSI, and ULH&P during the period from May 1996 through March 1998.

Other Interest

Other interest increased $22 million (52%) for the twelve months ended March 31, 1998, as compared to the same period last year, primarily reflecting the recognition of a full twelve months of interest on the currency swap program, which was initiated in mid-February 1997, an increase in short-term interest rates during 1998 over 1997, higher levels of short-term borrowing, a full twelve months of interest on the borrowings used to fund the purchase of Midlands, and increased borrowings to fund CG&E's and PSI's redemption of first mortgage bonds and PSI's redemption of preferred stock.

Preferred Dividend Requirements of Subsidiaries

The decrease in preferred dividend requirements of subsidiaries of $8 million (40%) for the twelve months ended March 31, 1998, from the same period of 1997 is primarily attributable to the September 1996 reacquisition and retirement of approximately 90% of the outstanding preferred stock of CG&E. Additionally, PSI redeemed all outstanding shares of its 7.15% Cumulative Preferred Stock and 7.44% Series Cumulative Preferred Stock on September 1, 1997, and March 1, 1998, respectively.

                              THE CINCINNATI GAS &
                                ELECTRIC COMPANY
                            AND SUBSIDIARY COMPANIES



                      THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                        March 31   December 31
                                                          1998        1997
                                                       (unaudited)
                                                       (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                           $4,716,835   $4,700,631
    Gas                                                   753,311      746,903
    Common                                                186,631      186,078
                                                       ----------   ----------
                                                        5,656,777    5,633,612
  Accumulated depreciation                              2,047,211    2,008,005
                                                       ----------   ----------
                                                        3,609,566    3,625,607
  Construction work in progress                           126,145      118,133
                                                       ----------   ----------
        Total utility plant                             3,735,711    3,743,740

Current Assets
  Cash and temporary cash investments                       5,384        2,349
  Restricted deposits                                       1,173        1,173
  Notes receivable from affiliated companies               14,235       27,193
  Accounts receivable less accumulated provision
    for doubtful accounts of $9,816 at March 31, 1998,
    and $9,199 at December 31, 1997                       223,784      193,549
  Accounts receivable from affiliated companies            17,523       35,507
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                    31,647       29,682
    Gas stored for current use                             12,232       29,174
    Other materials and supplies                           50,015       49,111
  Prepayments and other                                    39,982       31,827
                                                       ----------   ----------
                                                          395,975      399,565

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes             358,286      350,515
    Post-in-service carrying costs and deferred
      operating expenses                                  132,967      134,672
    Deferred merger costs                                  16,323       16,557
    Deferred demand-side management costs                  39,058       38,318
    Phase-in deferred return and depreciation              85,960       89,689
    Unamortized costs of reacquiring debt                  36,912       36,575
    Other                                                   4,704        1,439
  Other                                                    92,642      103,368
                                                       ----------   ----------
                                                          766,852      771,133

                                                       $4,898,538   $4,914,438

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.


                      THE CINCINNATI GAS & ELECTRIC COMPANY


CAPITALIZATION AND LIABILITIES
                                                              March 31   December 31
                                                                1998        1997
                                                             (unaudited)
                                                              (dollars in thousands)
Common Stock Equity
  Common stock - $8.50 par value;
    authorized shares - 120,000,000;
    outstanding shares - 89,663,086 at March 31, 1998,
    and December 31, 1997                                   $  762,136   $  762,136
  Paid-in capital                                              534,654      534,649
  Retained earnings                                            342,929      314,553
  Accumulated other comprehensive income                          (905)        (750)
                                                            ----------   ----------
      Total common stock equity                              1,638,814    1,610,588

Cumulative Preferred Stock
  Not subject to mandatory redemption                           20,779       20,793

Long-term Debt                                               1,105,476    1,324,432
                                                            ----------   ----------
      Total capitalization                                   2,765,069    2,955,813

Current Liabilities
  Long-term debt due within one year                            60,000        -
  Notes payable and other short-term obligations               327,000      289,000
  Notes payable to affiliated companies                         23,410       12,253
  Accounts payable                                             277,923      249,538
  Accounts payable to affiliated companies                      34,407       10,821
  Accrued taxes                                                144,572      149,129
  Accrued interest                                              25,548       25,430
  Other                                                         27,947       29,950
                                                            ----------   ----------
                                                               920,807      766,121

Other Liabilities
  Deferred income taxes                                        814,080      794,396
  Unamortized investment tax credits                           115,420      116,966
  Accrued pension and other postretirement benefit costs       154,208      180,566
  Other                                                        128,954      100,576
                                                            ----------   ----------
                                                             1,212,662    1,192,504

                                                            $4,898,538   $4,914,438




                      THE CINCINNATI GAS & ELECTRIC COMPANY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                                     Quarter Ended
                                                                        March 31
                                                                   1998         1997
                                                                     (in thousands)
Operating Revenues
  Electric
    Non-affiliated companies                                    $574,841     $395,625
    Affiliated companies                                          18,464        6,075
  Gas
    Non-affiliated companies                                     173,060      212,266
    Affiliated companies                                             402            1
                                                                --------     --------
                                                                 766,767      613,967
Operating Expenses
  Fuel used in electric production                                88,063       70,239
  Gas purchased                                                   96,588      123,968
  Purchased and exchanged power
    Non-affiliated companies                                     229,494       70,862
    Affiliated companies                                           7,614        1,572
  Other operation                                                 81,647       79,275
  Maintenance                                                     19,758       27,336
  Depreciation                                                    41,298       40,404
  Amortization of phase-in deferrals                               5,539        3,371
  Amortization of post-in-service deferred operating expenses        823          823
  Income taxes                                                    44,613       43,800
  Taxes other than income taxes                                   54,683       53,514
                                                                --------     --------
                                                                 670,120      515,164

Operating Income                                                  96,647       98,803

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                                                      10          119
  Phase-in deferred return                                         1,811        2,002
  Income taxes                                                     3,828        3,006
  Other - net                                                     (4,315)      (4,775)
                                                                --------     --------
                                                                   1,334          352

Income Before Interest                                            97,981       99,155

Interest
  Interest on long-term debt                                      26,052       30,045
  Other interest                                                   2,101        1,696
  Allowance for borrowed funds used during construction           (1,364)        (909)
                                                                --------     --------
                                                                  26,789       30,832

Net Income                                                      $ 71,192     $ 68,323

Preferred Dividend Requirement                                       215          219
                                                                --------     --------
Net Income Applicable to Common Stock                           $ 70,977     $ 68,104
Other Comprehensive Income, Net of Tax                              (155)        -  _
                                                                --------     --------
Comprehensive Income                                            $ 70,822     $ 68,104

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Year to Date
                                                                March 31
                                                           1998          1997
                                                             (in thousands)

Operating Activities
  Net income                                             $ 71,192       $68,323
  Items providing or (using) cash:
    Depreciation                                           41,298        40,404
    Deferred income taxes and investment tax
      credits - net                                           (27)        2,929
    Allowance for equity funds used during
      construction                                            (10)         (119)
    Regulatory assets - net                                11,214         9,787
    Changes in current assets and current
      liabilities
        Accounts and notes receivable, net of
          reserves on receivables sold                        391       (44,863)
        Materials, supplies, and fuel                      14,073        27,887
        Accounts payable                                   51,971       (18,922)
        Accrued taxes and interest                         (4,439)       (8,207)
    Other items - net                                       9,753       (13,945)
          Net cash provided by operating activities       195,416        63,274

Financing Activities
  Retirement of preferred stock                                (9)          (24)
  Redemption of long-term debt                           (160,291)      (16,180)
  Change in short-term debt                                49,157        25,982
  Dividends on preferred stock                               (215)         (219)
  Dividends on common stock                               (42,600)      (42,600)
                                                         --------       -------
          Net cash used in financing activities          (153,958)      (33,041)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)            (36,483)      (31,021)
  Deferred demand-side management costs                    (1,940)       (1,968)
                                                         --------       -------
          Net cash used in investing activities           (38,423)      (32,989)

Net increase (decrease) in cash and
  temporary cash investments                                3,035        (2,756)

Cash and temporary cash investments at
  beginning of period                                       2,349         5,120
                                                         --------       -------

Cash and temporary cash investments at
  end of period                                          $  5,384       $ 2,364

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY
           RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998

Kwh Sales

Increased activity in Cinergy's power marketing and trading operations led to higher non-firm power sales for resale and significantly contributed to the increase in total kwh sales of 80% for the first quarter of 1998, as compared to the same period of 1997. Milder weather during the first quarter of 1998, as compared to the same period last year, resulted in decreased residential and commercial sales. These decreases were partially offset by increased industrial sales, reflecting, in part, growth in the primary metals sector. Nonsystem kwh sales (and related revenues and expenses) resulting from Cinergy's power marketing and trading operations are allocated 50%/50% between CG&E and PSI pursuant to the operating agreements filed with the companies' regulators.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first quarter of 1998 decreased 7.3%, as compared to the same period in 1997. Decreased residential and commercial sales, reflecting the milder weather during the first quarter of 1998, were slightly offset by an increase in the average number of customers. Higher gas transportation volumes reflect the continued trend of customers purchasing gas directly from suppliers, using transportation services provided by CG&E.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $191 million (48%) for the quarter ended March 31, 1998, from the comparable period of 1997. This increase primarily reflects the increased kwh sales as previously discussed. The operation of fuel adjustment clauses reflecting a higher average cost of fuel used in electric production also contributed to the increase.

An analysis of electric operating revenues is shown below:

                                                       Quarter
                                                    Ended March 31
                                                     (in millions)

Electric operating revenues - March 31, 1997             $402
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                 21
    Sales for resale
      Non-firm power transactions                           5
  Total change in price per kwh                            26

  Kwh sales
    Retail                                                 (2)
    Sales for resale
      Firm power obligations                               (1)
      Non-firm power transactions                         167
  Total change in kwh sales                               164

  Other                                                     1
                                                         ----
Electric operating revenues - March 31, 1998             $593

Gas Operating Revenues

The increasing trend of industrial customers purchasing gas directly from producers and utilizing CG&E facilities to transport the gas continues to put downward pressure on gas operating revenues. (See the "Mcf Sales and Transportation" section.) Since providing transportation services does not necessitate recovery of the cost of gas purchased, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

Gas operating revenues decreased $39 million (18%) in the first quarter of 1998, when compared to the same period last year. The decrease in gas operating revenues is primarily attributable to lower residential and commercial sales due to the milder weather during the first quarter of 1998. An increase in the relative volume of gas transported to gas sold, as previously discussed, also contributed to the decrease.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs increased $18 million (25%) for the quarter ended March 31, 1998, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                                    Quarter
                                                 Ended March 31
                                                  (in millions)

Fuel expense - March 31, 1997                         $70
Increase (Decrease) due to change in:
  Price of fuel                                        (1)
  Deferred fuel cost                                   21
  Kwh generation                                       (2)
                                                      ---

Fuel expense - March 31, 1998                         $88

Gas Purchased

Gas purchased for the quarter ended March 31, 1998, decreased $27 million (22%), when compared to the same period last year, reflecting a lower average cost per Mcf purchased and a decline in the volumes of gas purchased primarily due to the milder weather during the first quarter of 1998.

Purchased and Exchanged Power

Purchased and exchanged power for the quarter ended March 31, 1998, increased $165 million over the comparable period of 1997, reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Maintenance

The $8 million (28%) decrease in maintenance costs for the first quarter of 1998, as compared to the same period of 1997, is partially due to a decline in maintenance activities associated with postponed outages at certain electric production facilities. Decreased maintenance costs, associated with electric distribution facilities, also contributed to the lower level of expenses for the current quarter.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals reflects the PUCO-ordered phase-in plan for Zimmer.

Interest

Interest on Long-term Debt

Interest on long-term debt decreased approximately $4 million (13%) for the quarter ended March 31, 1998, as compared to the same period of 1997, primarily due to the net redemption of $350 million of long-term debt during the period from March 1997 through March 1998.

                                PSI ENERGY, INC.
                            AND SUBSIDIARY COMPANIES

                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                           March 31    December 31
                                                             1998         1997
                                                         (unaudited)
                                                           (dollars in thousands)
Electric Utility Plant - Original Cost
  In service                                              $4,297,962   $4,280,551
  Accumulated depreciation                                 1,813,471    1,792,317
                                                          ----------   ----------
                                                           2,484,491    2,488,234
  Construction work in progress                               67,897       65,129
                                                          ----------   ----------
      Total electric utility plant                         2,552,388    2,553,363

Current Assets
  Cash and temporary cash investments                         25,816       18,169
  Restricted deposits                                          1,175        1,146
  Notes receivable                                                92          110
  Notes receivable from affiliated companies                  37,461       21,998
  Accounts receivable less accumulated provision
    for doubtful accounts of $527 at March 31, 1998,
    and $1,183 at December 31, 1997                          257,843      197,898
  Accounts receivable from affiliated companies                6,018        6,384
  Materials, supplies, and fuel - at average cost
    Fuel                                                      36,645       28,234
    Other materials and supplies                              27,957       26,955
  Prepayments and other                                        5,177        4,438
                                                          ----------   ----------
                                                             398,184      305,332

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes                 24,805       23,941
    Post-in-service carrying costs and deferred
      operating expenses                                      43,564       43,832
    Coal contract buyout costs                               117,964      122,485
    Deferred merger costs                                     72,692       73,789
    Deferred demand-side management costs                     62,900       71,278
    Unamortized costs of reacquiring debt                     29,029       29,667
    Other                                                     41,888       44,094
  Other                                                      145,058      138,650
                                                          ----------   ----------
                                                             537,900      547,736

                                                          $3,488,472   $3,406,431

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.


                                PSI ENERGY, INC.


CAPITALIZATION AND LIABILITIES
                                                                   March 31   December 31
                                                                     1998         1997
                                                                  (unaudited)
                                                                   (dollars in thousands)
Common Stock Equity
  Common stock - without  par value;  $.01  stated  value;
    authorized  shares - 60,000,000; outstanding shares
    - 53,913,701 at March 31, 1998, and December 31, 1997        $      539   $      539
  Paid-in capital                                                   400,895      400,893
  Retained earnings                                                 650,064      637,814
  Accumulated other comprehensive income                               (642)      (1,586)
                                                                 ----------   ----------
      Total common stock equity                                   1,050,856    1,037,660

Cumulative Preferred Stock
  Not subject to mandatory redemption                                71,973      157,196

Long-term Debt                                                      926,680      826,470
                                                                 ----------   ----------
      Total capitalization                                        2,049,509    2,021,326

Current Liabilities
  Long-term debt due within one year                                 85,000       85,000
  Notes payable and other short-term obligations                    215,495      190,600
  Notes payable to affiliated companies                                  21       16,435
  Accounts payable                                                  249,681      212,833
  Accounts payable to affiliated companies                           38,077       41,326
  Accrued taxes                                                     101,326       69,304
  Accrued interest                                                   15,414       21,369
  Other                                                               2,527        2,560
                                                                 ----------   ----------
                                                                    707,541      639,427

Other Liabilities
  Deferred income taxes                                             411,992      403,535
  Unamortized investment tax credits                                 48,430       49,296
  Accrued pension and other postretirement benefit costs            106,374      116,576
  Other                                                             164,626      176,271
                                                                 ----------   ----------
                                                                    731,422      745,678

                                                                 $3,488,472   $3,406,431


                                PSI ENERGY, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)


                                                            Quarter Ended
                                                               March 31
                                                          1998         1997
                                                            (in thousands)


Operating Revenues
  Non-affiliated companies                              $583,884     $422,289
  Affiliated companies                                     8,241        1,566
                                                        --------     --------
                                                         592,125      423,855

Operating Expenses
  Fuel                                                    92,456      105,507
  Purchased and exchanged power
    Non-affiliated companies                             242,390       89,730
    Affiliated companies                                  17,900        6,069
  Other operation                                         82,377       83,709
  Maintenance                                             19,308       18,518
  Depreciation                                            32,007       31,152
  Amortization of post-in-service
    deferred operating expenses - net                        268          268
  Income taxes                                            26,261       20,225
  Taxes other than income taxes                           14,967       14,857
                                                        --------     --------
                                                         527,934      370,035

Operating Income                                          64,191       53,820

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                                              11           72
  Income taxes                                               282         (603)
  Other - net                                              1,799        3,263
                                                        --------     --------
                                                           2,092        2,732

Income Before Interest                                    66,283       56,552

Interest
  Interest on long-term debt                              17,706       19,230
  Other interest                                           5,775        4,457
  Allowance for borrowed funds used during
    construction                                            (583)        (433)
                                                        --------     --------
                                                          22,898       23,254

Net Income                                              $ 43,385     $ 33,298

Preferred Dividend Requirement                             2,208        3,020
                                                        --------     --------
Net Income Applicable to Common Stock                   $ 41,177     $ 30,278
Other Comprehensive Income, Net of Tax                       944         -
                                                        --------     -----
Comprehensive Income                                    $ 42,121     $ 30,278



The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Year to Date
                                                            March 31
                                                        1998        1997
                                                         (in thousands)

Operating Activities
  Net income                                           $43,385     $33,298
  Items providing or (using) cash:
    Depreciation                                        32,007      31,152
    Deferred income taxes and investment tax
      credits - net                                       (473)     (9,820)
    Allowance for equity funds used during
      construction                                         (11)        (72)
    Regulatory assets - net                              9,701      11,812
    Changes in current assets and current
      liabilities
        Restricted deposits                                (29)         (1)
        Accounts and notes receivable, net of
          reserves on receivables sold                 (75,463)    (51,892)
        Materials, supplies, and fuel                   (9,413)      2,812
        Accounts payable                                33,599     (19,821)
        Accrued taxes and interest                      26,067      39,197
    Other items - net                                  (14,271)       (104)
          Net cash provided by operating activities     45,099      36,561

Financing Activities
  Issuance of long-term debt                            98,901        -
  Retirement of preferred stock                        (85,220)         (1)
  Redemption of long-term debt                            -        (45,700)
  Change in short-term debt                              8,481      65,205
  Dividends on preferred stock                          (2,736)     (3,020)
  Dividends on common stock                            (28,400)    (28,400)
                                                       -------     -------
          Net cash used in financing activities         (8,974)    (11,916)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)         (26,803)    (22,040)
  Deferred demand-side management costs                 (1,675)     (3,141)
          Net cash used in investing activities        (28,478)    (25,181)

Net increase (decrease) in cash and temporary
  cash investments                                       7,647        (536)

Cash and temporary cash investments at
  beginning of period                                   18,169       2,911
                                                       -------     -------

Cash and temporary cash investments at
  end of period                                        $25,816     $ 2,375

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
           RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998

Kwh Sales

Increased activity in Cinergy's power marketing and trading operations led to higher non-firm power sales for resale and significantly contributed to the increase in total kwh sales of 67% for the first quarter of 1998, as compared to the same period last year. An increase in retail sales reflects higher industrial sales and a higher average number of customers in all retail customer classes. These increases were partially offset by a decline in residential sales as a result of milder weather during the first quarter of 1998, as compared to the first quarter of 1997. The increased industrial sales primarily reflect growth in the primary metals sector. Nonsystem kwh sales (and related revenues and expenses) resulting from Cinergy's power marketing and trading operations are allocated 50%/50% between CG&E and PSI pursuant to the operating agreements filed with the companies' regulators.


Operating Revenues

Operating revenues increased $168 million (40%) for the quarter ended March 31, 1998, when compared to the same period last year, primarily reflecting, the increased kwh sales as previously discussed. This increase was partially offset by the operation of fuel adjustment clauses reflecting a lower average cost of fuel used in electric production.

An analysis of operating revenues is shown below:

                                                  Quarter
                                               Ended March 31
                                               (in millions)

Operating revenues - March 31, 1997                 $424
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                            (5)
    Sales for resale
      Firm power obligations                          (1)
      Non-firm power transactions                    (15)
  Total change in price per kwh                      (21)

  Kwh sales
    Retail                                             8
    Sales for resale
      Firm power obligations                           1
      Non-firm power transactions                    177
  Total change in kwh sales                          186

  Other                                                3

Operating revenues - March 31, 1998                 $592

Operating Expenses

Fuel

Electric fuel costs decreased $13 million (12%) for the first quarter of 1998, as compared to the same period last year.

An analysis of fuel costs is shown below:

                                                    Quarter
                                                Ended March 31
                                                 (in millions)

Fuel expense - March 31, 1997                       $105
Increase (Decrease) due to change in:
  Price of fuel                                       (5)
  Deferred fuel cost                                 (12)
  Kwh generation                                       4
                                                    ----
Fuel expense - March 31, 1998                       $ 92

Purchased and Exchanged Power

For the quarter ended March 31, 1998, purchased and exchanged power increased $164 million, as compared to the same period last year, due primarily to increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Interest

Interest on Long-term Debt

The decrease in interest on long-term debt of $2 million (8%) for the first quarter of 1998, as compared to the first quarter of 1997, is primarily due to the recognition of interest income on interest rate swap activity. This was partially offset by increased interest expense related to the net issuance of approximately $100 million of long-term debt from February 1997 through March 1998.

Other Interest

The increase of $1 million (30%) in other interest for the quarter ended March 31, 1998, as compared to the same period of 1997, is attributable to interest resulting from an IRS audit of the 1989 and 1990 tax years.

                              THE UNION LIGHT, HEAT
                                AND POWER COMPANY

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS


ASSETS
                                                           March 31 December 31
                                                             1998      1997
                                                         (unaudited)
                                                          (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                                $205,839   $204,111
    Gas                                                      157,517    155,167
    Common                                                    19,069     19,073
                                                            --------   --------
                                                             382,425    378,351
  Accumulated depreciation                                   136,032    133,213
                                                            --------   --------
                                                             246,393    245,138

  Construction work in progress                               15,795     14,346
                                                            --------   --------
      Total utility plant                                    262,188    259,484

Current Assets
  Cash and temporary cash investments                              4        546
  Accounts receivable less accumulated
    provision for doubtful accounts of
    $1,101 at March 31, 1998, and $996 at
    December 31, 1997                                          7,547      7,308
  Accounts receivable from affiliated
    companies                                                    276        446
  Materials, supplies, and fuel - at average
    cost
      Gas stored for current use                               2,181      5,401
      Other materials and supplies                               802        693
 Prepayments and other                                           243        385
                                                            --------   --------
      Total current assets                                    11,053     14,779

Other Assets
  Regulatory assets
    Deferred merger costs                                      5,213      5,213
    Unamortized costs of reacquiring debt                      3,544      3,590
    Other                                                      2,303      2,262
  Other                                                        5,830      6,262
                                                            --------   --------
                                                              16,890     17,327

                                                            $290,131   $291,590

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY





CAPITALIZATION AND LIABILITIES
                                                           March 31 December 31
                                                             1998       1997
                                                          (unaudited)
                                                          (dollars in thousands)

Common Stock Equity
  Common stock - $15.00 par value;
    authorized shares - 1,000,000;
    outstanding shares - 585,333 at March 31, 1998,
    and December 31, 1997                                   $  8,780   $  8,780
  Paid-in capital                                             18,683     18,683
  Retained earnings                                          101,219     95,450
                                                            --------   --------
      Total common stock equity                              128,682    122,913

Long-term Debt                                                34,684     44,671
                                                            --------   --------
      Total capitalization                                   163,366    167,584

Current Liabilities
  Long-term debt due within one year                          10,000       -
  Notes payable to affiliated companies                       21,457     23,487
  Accounts payable                                             8,695     11,097
  Accounts payable to affiliated companies                    16,363     19,712
  Accrued taxes                                                5,714      6,332
  Accrued interest                                               904      1,286
  Other                                                        4,223      4,364
                                                            --------   --------
                                                              67,356     66,278

Other Liabilities
  Deferred income taxes                                       27,096     26,211
  Unamortized investment tax credits                           4,447      4,516
  Accrued pension and other postretirement benefit costs      12,213     14,044
  Income taxes refundable through rates                        6,964      6,566
  Other                                                        8,689      6,391
                                                            --------   --------
                                                              59,409     57,728

                                                            $290,131   $291,590

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                              STATEMENTS OF INCOME
                                   (unaudited)


                                                            Quarter Ended
                                                               March 31
                                                           1998        1997
                                                            (in thousands)

Operating Revenues
  Electric
    Non-affiliated companies                             $ 46,999    $ 48,580
  Gas
    Non-affiliated companies                               28,375      33,963
    Affiliated companies                                      105         121
                                                         --------    --------
                                                           75,479      82,664

Operating Expenses
  Electricity purchased from parent company for resale     34,090      35,129
  Gas purchased                                            16,353      20,449
  Other operation                                           8,135       8,534
  Maintenance                                               1,295       1,563
  Depreciation                                              3,232       3,070
  Income taxes                                              4,217       4,742
  Taxes other than income taxes                             1,005       1,099
                                                         --------    --------
                                                           68,327      74,586

Operating Income                                            7,152       8,078

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                                              (14)         (4)
  Income taxes                                                228          92
  Other - net                                                (482)       (447)
                                                         --------    --------
                                                             (268)       (359)

Income Before Interest                                      6,884       7,719

Interest
  Interest on long-term debt                                  883         881
  Other interest                                              351         301
  Allowance for borrowed funds used during
    construction                                             (119)        (30)
                                                         --------    --------
                                                            1,115       1,152

Net Income                                               $  5,769    $  6,567

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                       Year to Date
                                                         March 31
                                                     1998        1997
                                                      (in thousands)

Operating Activities
  Net income                                       $ 5,769     $ 6,567
  Items providing or (using) cash:
    Depreciation                                     3,232       3,070
    Deferred income taxes and investment tax
      credits - net                                    462        (338)
    Allowance for equity funds used during
      construction                                      14           4
    Regulatory assets                                  (41)         (9)
    Changes in current assets and current
      liabilities
        Accounts and notes receivable, net of
          reserves on receivables sold                 240       6,016
        Materials, supplies, and fuel                3,111       3,727
        Accounts payable                            (5,751)    (10,139)
        Accrued taxes and interest                  (1,000)      5,871
    Other items - net                                1,627       1,810
                                                   -------     -------
          Net cash provided by operating
            activities                               7,663      16,579

Financing Activities
  Change in short-term debt                         (2,030)    (11,723)
          Net cash used in financing activities     (2,030)    (11,723)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)      (6,175)     (3,986)
          Net cash used in investing activities     (6,175)     (3,986)

Net increase (decrease) in cash and temporary
  cash investments                                    (542)        870

Cash and temporary cash investments at
  beginning of period                                  546       1,197
                                                   -------     -------

Cash and temporary cash investments at
  end of period                                    $     4     $ 2,067

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
           RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998

Kwh Sales

Kwh sales for the quarter ended March 31, 1998, decreased 1.9% from the comparable period of 1997. The milder weather in the first quarter of 1998, as compared to the same period last year, resulted in a decline in residential sales. This decrease was partially offset by an increase in industrial sales, primarily reflecting growth in the primary metals sector, and an increase in the average number of customers in all major retail customer classes.

Mcf Sales and Transportation

For the first quarter of 1998, Mcf gas sales volumes decreased 12.3%, while Mcf transportation volumes increased 17.9%, when compared to the same period in 1997. Decreased residential and commercial sales reflecting the milder weather during the first quarter of 1998 were slightly offset by an increase in the average number of customers. The higher level of gas transportation volumes reflects the continued trend of customers purchasing gas directly from suppliers, using transportation services provided by ULH&P.

Operating Revenues

Electric Operating Revenues

Electric operating revenues decreased $2 million (3%) for the quarter ended March 31, 1998, from the comparable period of 1997. This decrease primarily reflects the previously discussed decline in kwh sales and a reduction in the cost of electricity purchased from CG&E.

Gas Operating Revenues

The increasing trend of industrial customers purchasing gas directly from producers and utilizing ULH&P facilities to transport the gas continues to put downward pressure on gas operating revenues. (See the "Mcf Sales and Transportation" section.) Since providing transportation services does not necessitate recovery of the cost of gas purchased, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

Gas  operating  revenues  decreased $6 million (16%) for the quarter ended March
31, 1998, as compared to the same period of last year. The decrease in gas operating revenues is primarily attributable to lower residential and commercial sales due to the milder weather during the first quarter of 1998. An increase in the relative volume of gas transported to gas sold, as previously discussed, also contributed to the decrease.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased decreased $1 million (3%) for the quarter ended March 31, 1998, as compared to the same period last year. This decrease reflects the aforementioned lower volumes purchased from CG&E and the reduction in the cost of electricity purchased from CG&E.

Gas Purchased

Gas purchased for the quarter decreased $4 million (20%) from the first quarter of last year, reflecting a lower average cost per Mcf purchased and a decline in the volumes of gas purchased.

Maintenance

The $.3 million (17%) decrease in maintenance costs for the first quarter of 1998, as compared to the same period of 1997, is primarily attributable to a decline in maintenance activities associated with electric distribution facilities due to the milder weather in the first quarter of 1998.

Depreciation

Depreciation expense increased $.2 million (5%) for the quarter ended March 31, 1998, over the comparable period of last year. This increase primarily reflects additions to gas and electric utility plant.

Taxes Other Than Income Taxes

The $.1 million (9%) decrease in taxes other than income taxes for the first quarter of 1998, as compared to the same period of 1997, is primarily due to a reduction in property taxes.

Interest

Other Interest

Other interest charges increased $.1 million (17%) for the quarter ended March 31, 1998, as compared to the same period of 1997, primarily due to payments to the Kentucky State Treasurer resulting from a sales tax audit and underpayment of tax year 1996 income taxes.

Allowance for Borrowed Funds Used During Construction

The increase in allowance for borrowed funds used during construction of $.1 million is primarily due to an increase in construction expenditures subject to allowance during the quarter ended March 31, 1998, as compared to the same period of 1997.

                          NOTES TO FINANCIAL STATEMENTS

Cinergy, CG&E, PSI, and ULH&P

1. These Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the combined 1997 Form 10-K of the registrants. Certain amounts in the 1997 Financial Statements have been reclassified to conform to the 1998 presentation.

Cinergy and  CG&E

2. On April 7, 1998, CG&E issued and sold $100 million principal amount of its 6.40% Debentures due April 1, 2008. Proceeds from the sale were used to repay short-term indebtedness incurred in connection with CG&E's March 1998 redemptions of $100 million principal amount of its First Mortgage Bonds, 8 1/2% Series due 2022 and $60 million principal of its First Mortgage Bonds, 7 3/8% Series due 2001.

3. On May 1, 1998, CG&E redeemed the entire $50 million principal amount of its 7 3/8% Series First Mortgage Bonds due 1999, at the regular redemption price of 100.00%. This redemption effectively eliminates the maintenance and replacement fund provisions of CG&E's First Mortgage Bond indenture, which provisions required CG&E to make cash payments, deposit bonds, or pledge unfunded property additions to the trustee each year based on an amount related to net revenues.

Cinergy, CG&E, and ULH&P

4. On April 30, 1998, ULH&P issued and sold $20 million principal amount of its 6.50% Debentures due April 30, 2008. Proceeds from the sale were used by ULH&P to repay short-term indebtedness incurred in connection with the redemption, on April 24, 1998, of $10 million principal amount of its First Mortgage Bonds, 8% Series due 2003, and in connection with its construction program. The redemption of said First Mortgage Bonds effectively eliminates the maintenance and replacement fund provisions of ULH&P's First Mortgage Bond indenture, which provisions required ULH&P to make cash payments, deposit bonds, or pledge unfunded property additions to the trustee each year based on an amount related to net revenues.

Cinergy, CG&E, and PSI

5. Cinergy'spower marketing and trading function actively markets and trades over-the-counter forward and option contracts for the purchase and sale of electricity. The majority of these contracts are settled via physical delivery of electricity or netted out in accordance with industry trading standards. Option premiums are deferred and included in the Consolidated Balance Sheets and amortized to "Operating Revenues - Electric" or "Purchased and exchanged power" in the Consolidated Statements of Income over the term of the option contract. Cinergy values its portfolio of over-the-counter forward and option contracts using the aggregate lower of cost or market method. To the extent there are net aggregate losses in the portfolio, Cinergy reserves for such losses. Net gains are recognized when realized. Due to the lack of liquidity and the volatility currently experienced in the power markets, significant assumptions must be made by the Company when estimating current market values for purposes of the aggregate lower of cost or market comparison. It is possible that the actual gains and losses from the Company's power marketing and trading activities could differ substantially from the gains and losses estimated currently.

     Cinergy and its subsidiaries use derivative financial instruments to hedge exposures to foreign currency exchange rates, lower funding costs, and manage exposures to fluctuations in interest rates. Instruments used as hedges must be designated as a hedge at the inception of the contract and must be effective at reducing the risk associated with the exposure being hedged. Accordingly, changes in market values of designated hedge instruments must be highly correlated with changes in market values of the underlying hedged items at inception of the hedge and over the life of the hedge contract.

     Cinergy utilizes a currency swap to hedge its pound sterling denominated net investment in Avon Energy. Accordingly, any translation gains or losses related to the principal exchange on the currency swap are recorded in accumulated other comprehensive income, which is a separate component of common stock equity. Aggregate translation losses related to the principal exchange of the currency swap are reflected in "Current Liabilities - Other" in the Consolidated Balance Sheets.

     Interest rate swaps are accounted for under the accrual method. Accordingly, gains and losses based on any interest differential between fixed-rate and floating-rate interest amounts, calculated on agreed upon notional principal amounts, are recognized in the Consolidated Statements of Income as a component of interest expense as realized over the life of the agreement.

Cinergy, CG&E, and PSI

6. As discussed in the 1997 Form 10-K, in October 1995, a suit was filed in the Federal District Court for the Southern District of Ohio by three former employees of Enertech naming as defendants Enertech, Cinergy, Investments, CG&E, PSI, James E. Rogers, and William J. Grealis. (Mr. Rogers and/or Mr. Grealis are officers and/or directors of the foregoing companies.) The lawsuit, which stemmed from the termination of employment of the three former employees, alleged that they entered into employment contracts with Enertech based on the opportunity to participate in potential profits from future investments in energy projects in central and eastern Europe. The suit alleged causes of action based upon, among other theories, breach of contract related to the events surrounding the termination of their employment and fraud and misrepresentation related to the level of financial support for future projects. The suit alleged compensatory damages of $154 million based upon assumed future success of potential future investments and punitive damages of three times that amount.

     In April 1998, the parties reached a comprehensive settlement and all claims were dismissed by the Court. The obligations of the Company arising out of the settlement are not material to its financial condition or its results of operations.

Cinergy and PSI

7. As discussed in the 1997 Form 10-K, PSI and IGC submitted a proposed agreed order to the IDEM in 1997 related to the Shelbyville MGP site. On April 15, 1998, the IDEM signed the proposed agreed order, which will result in a determination by the IDEM of whether the activities previously undertaken at the site are sufficient to adequately protect human health and the environment. Based upon environmental investigations and remediation completed to date, PSI believes that any further investigation and remediation required for the Shelbyville site will not have a material adverse effect on its financial condition or results of operations.

     In August 1997, NIPSCO filed suit against PSI in the United States District Court for the Northern District of Indiana, South Bend Division, claiming, pursuant to the CERCLA, recovery from PSI of NIPSCO's past and future costs of investigating and remediating MGP related contamination at the Goshen MGP site. Recently, NIPSCO increased its estimate of the cost of remediating the Goshen site from $2.7 million to about $3.0 million.

As also discussed in the 1997 Form 10-K, PSI previously placed its insurance carriers on notice of IGC's, NIPSCO's and the IDEM's claims related to MGP sites. In April 1998, PSI filed suit in Hendricks County Circuit Court against its general liability insurance carriers, seeking, among other matters, a declaratory judgment that its insurance carriers are obligated to defend MGP claims against PSI or pay PSI's costs of defense and to indemnify PSI for its costs of investigating, preventing, mitigating and remediating damage to property and paying claims associated with MGP sites. PSI cannot predict the outcome of this litigation.

Cinergy, CG&E, PSI, and ULH&P

8. Effective with the first quarter of 1998, Cinergy and its subsidiaries adopted Statement 130. Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

Cinergy

9.   Presented  below is a  reconciliation  of earnings  per common share (basic
     EPS) and earnings per common share assuming dilution (diluted EPS).


                                                Income        Shares       Earnings
                                              (Numerator)  (Denominator)   Per Share
                                             (In thousands, except per share amounts)
   Quarter ended March 31, 1998
   Earnings per common share:
        Net income                             $106,071        157,764       $.67

     Effect of dilutive securities:
        Common stock options                                       787
        Contingently issuable common stock                         123

     EPS--assuming dilution:
        Net income item plus assumed
          conversions                          $106,071        158,674       $.67

     Quarter ended March 31, 1997
     Earnings per common share:
        Net income                             $114,117        157,679       $.72

     Effect of dilutive securities:
        Common stock options                                       983
        Contingently issuable common stock                         204

     EPS--assuming dilution:
        Net income plus assumed conversions    $114,117        158,866       $.72

          Options to purchase shares of common stock that were excluded from the calculation of EPS--assuming dilution because the exercise prices of these options were greater than the average market price of the common shares during the period are summarized below:

                          Quarter                       Average
                           Ended                        Exercise
                          March 31        Shares         Price

                            1998          914,800        $37.61
                            1997           10,400         34.50

          Presented below is a reconciliation of earnings per common share (basic EPS) and earnings per common share assuming dilution (diluted
          EPS).

                                                Income        Shares       Earnings
                                              (Numerator)  (Denominator)   Per Share
                                             (In thousands, except per share amounts)
   Twelve months ended March 31, 1998
   Earnings per common share:
        Net income before extraordinary item   $354,592        157,706       $2.24

     Effect of dilutive securities:
        Common stock options                                       886
        Contingently issuable common stock                         184

     EPS--assuming dilution:
        Net income before extraordinary
         item plus assumed conversions         $354,592        158,776       $2.23

     Twelve months ended March 31, 1997
     Net income                                $338,773
     Less:  costs of reacquisition of
            preferred stock of subsidiary        18,391

     Earnings per common share:
        Net income applicable to common
          stock                                 320,382        157,679       $2.02

     Effect of dilutive securities:
        Common stock options                                       913
        Contingently issuable common stock                         287

     EPS--assuming dilution:
        Net income applicable to common
         stock plus assumed conversions        $320,382        158,879       $2.01

          Options to purchase shares of common stock that were excluded from the calculation of EPS--assuming dilution because the exercise prices of these options were greater than the average market price of the common shares during the period are summarized below:

                        Twelve Months                   Average
                           Ended                        Exercise
                          March 31        Shares        Price

                            1998          925,200       $37.58
                            1997          375,700        33.53

          The after-tax impact of the extraordinary item - equity share of windfall profits tax in the twelve months ended March 31, 1998, was $.69 for both basic and diluted earnings per share.

Cinergy and PSI

10. In February 1989, PSI and WVPA entered into a settlement agreement to resolve all claims related to Marble Hill, a nuclear project canceled in 1984. Implementation of the settlement was contingent upon a number of events, including the conclusion of WVPA's bankruptcy proceeding, negotiation of certain terms and conditions with WVPA, the RUS, and the CFC, and certain regulatory approvals. In December 1996, following the resolution of issues associated with WVPA's bankruptcy proceeding, PSI, on behalf of itself and its officers, paid $80 million on behalf of WVPA to the RUS and the CFC. The $80 million obligation, net of insurance proceeds, other credits, and applicable income tax effects, was charged to income in 1988. In January 1997, an order dismissing the WVPA litigation against PSI and its officers with prejudice was entered by the United States District Court for the Southern District of Indiana. Negotiations among PSI, WVPA, the RUS, and the CFC continue regarding certain additional terms and conditions of the settlement agreement. Based on the current status of negotiations, the Company believes it has adequately reserved for any loss that would be material to its financial condition or results of operations. However, the Company cannot currently predict the outcome of these negotiations. Depending on the form of the final negotiated terms and conditions and the form of any regulatory approvals, the Company could be required to recognize additional losses of up to $90 million for accounting purposes. The recognition of this loss is not expected to have an immediate impact on Cinergy's cash flow. The Company believes that negotiations could be concluded and the final terms and conditions determined during 1998.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Recent Developments

Cinergy, CG&E, and PSI
Air Toxics As discussed in the 1997 Form 10-K, the EPA was to announce, by April 15, 1998, its conclusions regarding the need for additional air toxics regulations. In April 1998, the EPA announced that it would make its regulatory determination on the need for additional air toxics regulation by November 15, 1998. If more air toxics regulations are issued, the compliance cost could be significant. Cinergy cannot predict the outcome or effects of the EPA's determination.

Cinergy, CG&E and ULH&P
Competitive Pressures - State Developments As discussed in the 1997 Form 10-K, competition legislation was to be introduced into the Ohio legislature during 1998. This legislation was introduced into the Ohio legislature during 1998 and it is uncertain whether this legislation will be passed in Ohio in 1998.

As also discussed in the 1997 Form 10-K, HB 443 was introduced into the Kentucky General Assembly in January 1998. HB 443 was not brought to a vote during the 1998 legislative session, rather, HJR 95, which calls for the formation of an executive task force comprised of members from the governor's office and the General Assembly to further study electricity restructuring, was passed by the General Assembly. HJR 95 was signed by the governor during April 1998. Kentucky's General Assembly does not reconvene until the year 2000.

Market Risk Sensitive Instruments and Positions

Cinergy, CG&E, and PSI
Energy Commodities Sensitivity The Company markets and trades over-the-counter forward and option contracts for the purchase and sale of electricity. See Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information" for the Company's accounting policies for certain derivative instruments. The Company's market risks have not changed materially from the market risks reported in the 1997 Form 10-K.

Cinergy
Exchange Rate Sensitivity Cinergy utilizes a currency swap to hedge the exchange rate exposure related to its pound sterling denominated net investment in Avon Energy. See Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information" for Cinergy's accounting policies for certain derivative instruments. Cinergy's market risks have not changed materially from the market risks reported in the 1997 Form 10-K.

Cinergy, CG&E, PSI, and ULH&P
Interest Rate Sensitivity The Company's net exposure to changes in interest rates primarily consists of short-term debt instruments with floating interest rates that are benchmarked to U.S. short-term money market indices. To manage the Company's exposure to fluctuations in interest rates and to lower funding costs, the Company constantly evaluates the use of, and has entered into, interest rate swaps. See Note 5 of the "Notes to Financial Statements" in "Part
I. Financial Information" for the Company's accounting policies for certain derivative instruments. The Company's market risks have not changed materially from the market risks reported in the 1997 Form 10-K.

Accounting Issues

Cinergy,  CG&E, PSI, and ULH&P
New Accounting Standards See Note 8 of the "Notes to Financial Statements" in "Part I. Financial Information."

Other Commitments

Cinergy, CG&E, and PSI
Enertech See Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy, CG&E, and PSI
MGP Sites See Note 7 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy and PSI
WVPA See Note 10 of the "Notes to Financial Statements" in "Part I. Financial Information."

CAPITAL RESOURCES AND REQUIREMENTS

Cinergy, CG&E, and ULH&P
Long-term Debt For information regarding recent issuances and redemptions of long-term debt securities, see Notes 2, 3, and 4 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy, CG&E, PSI, and ULH&P
Short-term Debt Obligations representing notes payable and other short-term obligations (excluding notes payable to affiliated companies) at March 31, 1998, were as follows:

Cinergy

                                  Established
                                     Lines         Outstanding
                                          (in millions)
Cinergy
  Committed lines
    Acquisition line                $  350          $  350
    Revolving line                     400              91
  Commercial paper                      -              183
Utility subsidiaries
  Committed lines                      300              88
  Uncommitted lines                    360             211
  Pollution control notes              244             244
Cinergy UK, Inc.                       115              56
                                    ------          ------

Total                               $1 769          $1 223

CG&E

                                  Established
                                     Lines         Outstanding
                                          (in millions)

Committed lines                      $100             $ 30
Uncommitted lines                     190              113
Pollution control notes               184              184
                                     ----             ----

Total                                $474             $327

PSI
                                  Established
                                     Lines         Outstanding
                                          (in millions)
Committed lines                      $200             $ 58
Uncommitted lines                     170               98
Pollution control notes                60               60
                                     ----             ----

Total                                $430             $216

Cinergy, CG&E, and PSI
Cinergy's committed lines are comprised of an acquisition line and a revolving line. The established revolving line (as shown in the above table) also provides credit support for Cinergy's commercial paper program. Such program is limited to a maximum outstanding principal amount of $200 million. The majority of the proceeds from the commercial paper sales were used to reduce the acquisition line to the year-end level of $350 million. CG&E and PSI also have the capacity to issue commercial paper that must be supported by committed lines (unsecured lines of credit) of the respective company. Neither CG&E nor PSI issued commercial paper in first quarter of 1998.

Cinergy,  CG&E, PSI, and ULH&P
Cinergy's utility subsidiaries had regulatory authority to borrow up to $853 million ($453 million for CG&E and its subsidiaries, including $50 million for ULH&P, and $400 million for PSI) as of March 31, 1998. In connection with this authority, committed lines, as well as, uncommitted lines (short-term borrowings with various banks on an "as offered" basis) have been arranged. The established committed lines (as shown in the above table) include $100 million designated as backup for certain of the uncommitted lines at March 31, 1998. Further, the committed lines are maintained by commitment fees.

RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P
Reference is made to "Item 1. Financial Statements" in "Part I. Financial Information."

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cinergy, CG&E, PSI, and ULH&P
Reference  is made to the "Market  Risk  Sensitive  Instruments  and  Positions"
section in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

Cinergy, CG&E, and PSI
See Notes 6, 7, and 10 of the "Notes to Financial Statements" in "Part I. Financial Information."


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cinergy
(a) The annual meeting of shareholders of Cinergy was held April 22, 1998, in Cincinnati, Ohio.

(c) At the meeting, five Class I directors were elected to the board of Cinergy to serve three-year terms, expiring in 2001, as set forth below:

                                Votes             Votes
Class I                          For             Withheld

Neil A. Armstrong            132,494,599        2,094,057
James K. Baker               132,545,127        2,043,529
Cheryl M. Foley              132,482,049        2,106,607
John A. Hillenbrand II       132,546,546        2,042,110
George C. Juilfs             132,649,550        1,939,106

CG&E
(a) In lieu of the annual meeting of shareholders of CG&E, a resolution was duly adopted via unanimous written consent of CG&E's sole shareholder, effective April 21, 1998.

(b)-(c) The following members of the Board of Directors were elected via unanimous written consent of the sole shareholder of CG&E, in lieu of its annual meeting, for one-year terms expiring in 1999:

                           Jackson H. Randolph
                           James E. Rogers
                           E. Renae Conley

PSI
(a) The annual meeting of shareholders of PSI was held in Cincinnati, Ohio on April 22, 1998.

(b) Proxies were not solicited for the annual meeting, at which the Board of Directors was re-elected in its entirety (see (c) below).

(c) The following members of the Board of Directors were unanimously re-elected at the annual meeting for one-year terms expiring in 1999:

                          James K. Baker
                          Michael G. Browning
                          John A. Hillenbrand II
                          John M. Mutz
                          Jackson H. Randolph
                          James E. Rogers
                          Van P. Smith

ULH&P
Omitted pursuant to Instruction H(2)(b).

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 Exhibits identified with a pound sign (#) are being filed herewith by the registrant identified in the exhibit discussion below and are incorporated herein by reference with respect to any other designated registrant. Exhibits not so identified are filed herewith:

         Exhibit
       Designation                        Nature of Exhibit

  Cinergy

           3-a             By-laws of Cinergy, as amended on April 22, 1998.

  Cinergy and CG&E

           4-a #Fourth Supplemental Indenture between CG&E and The Fifth Third Bank, dated as of April 1, 1998. (Exhibit to CG&E's March 31, 1998, Form 10-Q in File No. 1-1232.)

Cinergy, CG&E, and ULH&P

         4-b #Second Supplemental Indenture between ULH&P and The Fifth Third Bank, dated as of April 30, 1998. (Exhibit to ULH&P's March 31, 1998, Form 10-Q in File No. 2-7793.)

  Cinergy, CG&E, PSI, and ULH&P

           27              Financial Data Schedules (included in
                           electronic submission only).

  Cinergy, CG&E, PSI, and ULH&P

  (b) No reports on Form 8-K were filed during the quarter.

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

                                                    CINERGY CORP.
                                        THE CINCINNATI GAS & ELECTRIC COMPANY
                                                  PSI ENERGY, INC.
                                       THE UNION LIGHT, HEAT AND POWER COMPANY
                                                     Registrants







Date:  May 15, 1998                              /s/ John P. Steffen
                                        --------------------------------------
                                                   John P. Steffen
                                               Duly Authorized Officer
                                                         and
                                               Chief Accounting Officer