Form 10-Q
period 2006-03-31
PSI ENERGY INC; CINCINNATI GAS & ELECTRIC CO; CINERGY CORP
filed 2006-05-09
CIK 81020, 20290, 899652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-11377	CINERGY CORP. (A Delaware Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500	31-1385023

1-1232	THE CINCINNATI GAS & ELECTRIC COMPANY (An Ohio Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500	31-0240030

1-3543	PSI ENERGY, INC. (An Indiana Corporation) 1000 East Main Street Plainfield, Indiana 46168 (513) 421-9500	35-0594457

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Cinergy Corp.	Yes	☒	No	☐
The Cincinnati Gas & Electric Company	Yes	☒	No	☐
PSI Energy, Inc.	Yes	☒	No	☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non- Accelerated Filer
Cinergy Corp.	☒	☐	☐
The Cincinnati Gas & Electric Company	☐	☐	☒
PSI Energy, Inc.	☐	☐	☒

Indicate by check mark whether the registrant is a shell (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

This combined Form 10-Q is separately filed by Cinergy Corp., The Cincinnati Gas & Electric Company, and PSI Energy, Inc. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

Cinergy Corp., The Cincinnati Gas & Electric Company, and PSI Energy, Inc. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing their company specific information with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

As of April 30, 2006, shares of common stock outstanding for each registrant were as listed:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	—

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

ULH&P, which previously was a separate Securities and Exchange Commission (SEC) reporting entity, has filed a Form 15 with the SEC to suspend its reporting obligations under the Securities Exchange Act of 1934.

TABLE OF CONTENTS

Item Number
PART I. FINANCIAL INFORMATION

1	Financial Statements
Cinergy Corp. and Subsidiary Companies
Condensed Consolidated Statements of Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Changes in Common Stock Equity
Condensed Consolidated Statements of Cash Flows

The Cincinnati Gas & Electric Company and Subsidiary Companies
Condensed Consolidated Statements of Income and Comprehensive Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows

PSI Energy, Inc. and Subsidiary Company
Condensed Consolidated Statements of Income and Comprehensive Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows

Notes to Condensed Financial Statements

Cautionary Statements Regarding Forward-Looking Information

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations Merger
2006 Quarterly Results of Operations - Cinergy
2006 Quarterly Results of Operations - CG&E
2006 Quarterly Results of Operations - PSI

4	Controls and Procedures

PART II. OTHER INFORMATION

1	Legal Proceedings

1A	Risk Factors

6	Exhibits

Signatures

CINERGY CORP.
AND SUBSIDIARY COMPANIES

CINERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended
	March 31
	2006	2005
	(in thousands, except per share amounts)
	(unaudited)
Operating Revenues
Electric	$1,137,062	$914,359
Gas	355,556	313,096
Other	155,920	98,656
Total Operating Revenues	1,648,538	1,326,111

Operating Expenses
Fuel, emission allowances, and purchased power	425,896	300,619
Gas purchased	232,006	208,600
Costs of fuel resold	146,298	85,762
Operation and maintenance	422,658	296,695
Depreciation and amortization	163,758	151,449
Taxes other than income taxes	87,278	78,932
Total Operating Expenses	1,477,894	1,122,057

Operating Income	170,644	204,054

Equity in Earnings of Unconsolidated Subsidiaries	4,095	4,836
Miscellaneous Income — Net	18,648	2,950
Interest Expense	84,894	64,003
Preferred Dividend Requirements of Subsidiaries	277	858

Income Before Taxes	108,216	146,979

Income Taxes	21,302	32,100

Income Before Discontinued Operations and Cumulative Effect of a Change in Accounting Principle	86,914	114,879

Discontinued operations, net of tax (Note 8)	(4,057)	2,477
Cumulative effect of a change in accounting principle, net of tax (Note 1(e)(i))	(3,493)	—
Net Income	$79,364	$117,356

Average Common Shares Outstanding — Basic	200,286	195,647

Earnings Per Common Share — Basic (Note 10)
Income before discontinued operations and cumulative effect of a change in accounting principle	$0.43	$0.59
Discontinued operations, net of tax	(0.02)	0.01
Cumulative effect of a change in accounting principle, net of tax	(0.01)	—
Net Income	$0.40	$0.60

Average Common Shares Outstanding — Diluted	201,161	196,712

Earnings Per Common Share — Diluted (Note 10)
Income before discontinued operations and cumulative effect of a change in accounting principle	$0.43	$0.59
Discontinued operations, net of tax	(0.02)	0.01
Cumulative effect of a change in accounting principle, net of tax	(0.02)	—
Net Income	$0.39	$0.60

Cash Dividends Declared Per Common Share	$0.64	$0.48

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31	December 31
	2006	2005
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$147,557	$146,056
Receivables less accumulated provision for doubtful accounts of $7,351 at March 31, 2006, and $4,767 at December 31, 2005	1,163,713	1,659,411
Fuel, emission allowances, and supplies	521,516	589,152
Energy risk management current assets	595,292	991,252
Prepayments and other	410,443	408,975
Total Current Assets	2,838,521	3,794,846

Property, Plant, and Equipment — at Cost
Property, plant, and equipment	16,249,269	15,990,864
Accumulated depreciation	5,563,590	5,477,782
Net Property, Plant, and Equipment	10,685,679	10,513,082

Other Assets
Regulatory assets	1,045,511	1,069,854
Investments in unconsolidated subsidiaries	481,807	479,466
Energy risk management non-current assets	302,904	306,959
Notes receivable, non-current	165,191	171,325
Goodwill and other intangible assets	176,193	169,081
Other	637,337	615,012
Total Other Assets	2,808,943	2,811,697

Assets of Discontinued Operations (Note 8)	22,491	34,215

Total Assets	$16,355,634	$17,153,840

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31	December 31
	2006	2005
	(dollars in thousands)
	(unaudited)
Current Liabilities
Accounts payable	$1,347,350	$1,879,528
Accrued taxes	156,688	219,469
Accrued interest	86,034	64,725
Notes payable and other short-term obligations (Note 4)	1,090,765	923,600
Long-term debt due within one year	704,850	360,730
Energy risk management current liabilities	464,358	1,010,585
Other	158,093	185,221
Total Current Liabilities	4,008,138	4,643,858

Non-Current Liabilities
Long-term debt	4,285,611	4,459,695
Deferred income taxes	1,502,784	1,523,070
Unamortized investment tax credits	88,677	90,852
Accrued pension and other postretirement benefit costs	719,347	729,221
Regulatory liabilities	565,481	546,047
Energy risk management non-current liabilities	330,061	338,514
Other	244,287	184,569
Total Non-Current Liabilities	7,736,248	7,871,968

Liabilities of Discontinued Operations (Note 8)	25,727	28,876

Commitments and Contingencies

Total Liabilities	11,770,113	12,544,702

Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	11,258	31,743

Common Stock Equity
Common stock - $.01 par value; authorized shares — 600,000,000; issued shares — 200,653,988 at March 31, 2006, and 199,707,338 at December 31, 2005; outstanding shares — 200,507,375 at March 31, 2006, and 199,565,684 at December 31, 2005	2,007	1,997
Paid-in capital	3,017,579	2,982,625
Retained earnings	1,673,739	1,721,716
Treasury shares at cost — 146,613 shares at March 31, 2006, and 141,654 shares at December 31, 2005	(5,047)	(4,823)
Accumulated other comprehensive loss	(114,015)	(124,120)
Total Common Stock Equity	4,574,263	4,577,395

Total Liabilities and Shareholders’ Equity	$16,355,634	$17,153,840

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

					Accumulated	Total
					Other	Common
	Common	Paid-in	Retained	Treasury	Comprehensive	Stock
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands, except per share amounts)
	(unaudited)

Quarter Ended March 31, 2006

Balance at January 1, 2006 (199,565,684 shares)	$1,997	$2,982,625	$1,721,716	$(4,823)	$(124,120)	$4,577,395
Comprehensive income:
Net income			79,364			79,364
Other comprehensive income, net of tax effect of $(5,413)
Foreign currency translation adjustment					120	120
Unrealized gain on investment trusts					1,530	1,530
Minimum pension liability adjustment					916	916
Cash flow hedges					7,539	7,539
Total comprehensive income						89,469

Issuance of common stock — net (946,650 shares)	10	28,862				28,872
Treasury shares purchased (4,959 shares)				(224)		(224)
Dividends on common stock ($0.64 per share)			(127,314)			(127,314)
Other		6,092	(27)			6,065

Ending balance at March 31, 2006 (200,507,375 shares)	$2,007	$3,017,579	$1,673,739	$(5,047)	$(114,015)	$4,574,263

Quarter Ended March 31, 2005

Balance at January 1, 2005 (187,524,229 shares)	$1,877	$2,559,715	$1,613,340	$(4,336)	$(54,674)	$4,115,922
Comprehensive income:
Net income			117,356			117,356
Other comprehensive income (loss), net of tax effect of $2,431
Foreign currency translation adjustment					(5,838)	(5,838)
Unrealized loss on investment trusts					(1,175)	(1,175)
Cash flow hedges					1,856	1,856
Total comprehensive income						112,199

Issuance of common stock — net (10,475,010 shares)	104	353,753				353,857
Treasury shares purchased (9,585 shares)				(299)		(299)
Dividends on common stock ($0.48 per share)			(91,879)			(91,879)
Other		6,290	(113)			6,177

Ending balance at March 31, 2005 (197,989,654 shares)	$1,981	$2,919,758	$1,638,704	$(4,635)	$(59,831)	$4,495,977

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	March 31
	2006	2005
	(dollars in thousands)
	(unaudited)
Cash Flows from Operations
Operating Activities
Net income	$79,364	$117,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,793	153,419
Loss on impairment or disposal of subsidiaries and investments, net	7,398	6,818
Cumulative effect of a change in accounting principle, net of tax	3,493	—
Change in net position of energy risk management activities	(154,665)	66,342
Deferred income taxes and investment tax credits — net	(14,309)	(20,258)
Equity in earnings of unconsolidated subsidiaries	(4,095)	(4,836)
Return on equity investments	4,857	—
Allowance for equity funds used during construction	(3,065)	(1,987)
Regulatory asset/liability deferrals	(21,465)	(27,514)
Regulatory asset amortization	13,367	8,028
Accrued pension and other postretirement benefit costs	(20,177)	22,511
Cost of removal	(5,481)	(5,475)
Changes in current assets and current liabilities:
Accounts and notes receivable	503,549	159,607
Fuel, emission allowances, and supplies	67,636	54,408
Prepayments	8,498	(65,218)
Accounts payable	(529,943)	(75,935)
Accrued taxes and interest	(39,267)	41,216
Other assets	(13,562)	(16,737)
Other liabilities	38,393	(33,627)

Net cash provided by operating activities	84,319	378,118

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(298,117)	(242,511)
Proceeds from notes receivable	5,466	4,852
Withdrawal of restricted cash held in trust	47,585	35,631
Other investments	(50,646)	(2,155)
Proceeds from distributions by investments and sale of investments and subsidiaries	1,480	32,071

Net cash used in investing activities	(294,232)	(172,112)

Financing Activities
Change in short-term debt	166,891	(509,066)
Issuance of long-term debt	174,069	4,165
Redemption of long-term debt	(13,612)	(3,516)
Retirement of preferred stock of subsidiaries	(20,485)	—
Issuance of common stock	28,872	353,857
Dividends on common stock	(127,314)	(91,879)
Excess tax benefits from stock options	2,993	—

Net cash provided by (used in) financing activities	211,414	(246,439)

Net increase (decrease) in cash and cash equivalents	1,501	(40,433)

Cash and cash equivalents at beginning of period	146,056	164,541

Cash and cash equivalents at end of period	$147,557	$124,108

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$65,279	$60,902
Income taxes	$78,653	$7,671

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended
	March 31
	2006	2005
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$637,509	$464,331
Gas	321,965	306,354
Other	47,633	52,671
Total Operating Revenues	1,007,107	823,356

Operating Expenses
Fuel, emission allowances, and purchased power	205,300	145,702
Gas purchased	232,006	207,782
Costs of fuel resold	44,291	40,986
Operation and maintenance	185,126	142,072
Depreciation and amortization	67,918	65,240
Taxes other than income taxes	68,192	59,434
Total Operating Expenses	802,833	661,216

Operating Income	204,274	162,140

Miscellaneous Income — Net	8,487	3,523
Interest Expense	29,680	22,950

Income Before Taxes	183,081	142,713

Income Taxes	66,718	58,047

Net Income	$116,363	$84,666

Preferred Dividend Requirement	164	211

Net Income Applicable to Common Stock	$116,199	$84,455

Net Income	$116,363	$84,666

Other Comprehensive Income, Net of Tax	1,751	1,718

Comprehensive Income	$118,114	$86,384

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31	December 31
	2006	2005
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$8,027	$9,674
Receivables less accumulated provision for doubtful accounts	307,790	384,444
Accounts receivable from affiliated companies	104,279	37,718
Fuel, emission allowances, and supplies	210,905	225,982
Energy risk management current assets	271,236	543,787
Prepayments and other	109,757	177,417
Total Current Assets	1,011,994	1,379,022

Property, Plant, and Equipment — at Cost
Property, plant, and equipment	7,902,076	7,775,765
Accumulated depreciation	2,851,729	2,815,852
Net Property, Plant, and Equipment	5,050,347	4,959,913

Other Assets
Regulatory assets	532,503	555,798
Energy risk management non-current assets	115,780	180,197
Other	175,645	158,913
Total Other Assets	823,928	894,908

Total Assets	$6,886,269	$7,233,843

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31	December 31
	2006	2005
	(dollars in thousands)
	(unaudited)

Current Liabilities
Accounts payable	$426,617	$562,887
Accounts payable to affiliated companies	82,280	243,793
Accrued taxes	227,286	177,551
Accrued interest	32,039	24,438
Notes payable and other short-term obligations (Note 4)	112,100	112,100
Notes payable to affiliated companies (Note 4)	222,371	114,252
Long-term debt due within one year	5,111	5,042
Energy risk management current liabilities	242,393	552,105
Other	33,500	35,795
Total Current Liabilities	1,383,697	1,827,963

Non-Current Liabilities
Long-term debt	1,777,872	1,638,028
Deferred income taxes	1,058,062	1,055,093
Unamortized investment tax credits	65,771	67,229
Accrued pension and other postretirement benefit costs	252,130	245,950
Regulatory liabilities	161,695	151,670
Energy risk management non-current liabilities	127,121	183,678
Other	68,795	68,315
Total Non-Current Liabilities	3,511,446	3,409,963

Commitments and Contingencies

Total Liabilities	4,895,143	5,237,926

Cumulative Preferred Stock
Not subject to mandatory redemption	—	20,485

Common Stock Equity
Common stock — $8.50 par value; authorized shares — 120,000,000; outstanding shares — 89,663,086 at March 31, 2006, and December 31, 2005	762,136	762,136
Paid-in capital	603,249	603,249
Retained earnings	671,196	657,254
Accumulated other comprehensive loss	(45,455)	(47,207)
Total Common Stock Equity	1,991,126	1,975,432

Total Liabilities and Shareholders’ Equity	$6,886,269	$7,233,843

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	March 31
	2006	2005
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$116,363	$84,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,918	65,240
Deferred income taxes and investment tax credits — net	6,793	(13,253)
Change in net position of energy risk management activities	(29,301)	19,869
Allowance for equity funds used during construction	(570)	(130)
Regulatory asset/liability deferrals	(799)	950
Regulatory asset amortization	6,903	3,773
Accrued pension and other postretirement benefit costs	6,180	5,746
Cost of removal	(1,695)	(1,294)
Changes in current assets and current liabilities:
Accounts and notes receivable	12,038	14,775
Fuel, emission allowances, and supplies	15,077	14,169
Prepayments	67,659	(24,688)
Accounts payable	(240,236)	8,983
Accrued taxes and interest	57,336	52,063
Other assets	(23,232)	(801)
Other liabilities	(135)	7,346

Net cash provided by operating activities	60,299	237,414

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(134,356)	(98,580)
Withdrawal of restricted funds held in trust	8,137	7,822
Other investments	—	103

Net cash used in investing activities	(126,219)	(90,655)

Financing Activities
Change in short-term debt, including net affiliate notes	48,627	(103,297)
Issuance of long-term debt	139,806	—
Redemption of long-term debt	(1,255)	—
Retirement of preferred stock	(20,485)	—
Dividends on preferred stock	(164)	—
Dividends on common stock	(102,256)	(38,296)

Net cash provided by (used in) financing activities	64,273	(141,593)

Net increase (decrease) in cash and cash equivalents	(1,647)	5,166

Cash and cash equivalents at beginning of period	9,674	4,154

Cash and cash equivalents at end of period	$8,027	$9,320

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$20,505	$20,187
Income taxes	$454	$8,891

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.
AND SUBSIDIARY COMPANY

PSI ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended
	March 31
	2006	2005
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$485,711	$425,408

Operating Expenses
Fuel, emission allowances, and purchased power	201,068	132,036
Operation and maintenance	136,862	113,713
Depreciation and amortization	74,369	73,704
Taxes other than income taxes	15,504	15,661
Total Operating Expenses	427,803	335,114

Operating Income	57,908	90,294

Miscellaneous Income — Net	8,450	3,377
Interest Expense	34,929	24,765

Income Before Taxes	31,429	68,906

Income Taxes	12,682	26,561

Net Income	$18,747	$42,345

Preferred Dividend Requirement	113	647

Net Income Applicable to Common Stock	$18,634	$41,698

Net Income	$18,747	$42,345

Other Comprehensive Income (Loss), Net of Tax	8,004	(1,195)

Comprehensive Income	$26,751	$41,150

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31	December 31
	2006	2005
	(dollars in thousands)
	(unaudited)

Current Assets
Cash and cash equivalents	$28,506	$31,860
Restricted deposits	35,284	32,649
Receivables less accumulated provision for doubtful accounts	77,435	142,280
Accounts receivable from affiliated companies	24,296	75,698
Fuel, emission allowances, and supplies	182,114	170,345
Prepayments and other	47,895	42,415
Total Current Assets	395,530	495,247

Property, Plant, and Equipment — at Cost
Property, plant, and equipment	7,384,372	7,289,552
Accumulated depreciation	2,484,665	2,456,183
Net Property, Plant, and Equipment	4,899,707	4,833,369

Other Assets
Regulatory assets	513,008	514,056
Other	366,215	399,510
Total Other Assets	879,223	913,566

Total Assets	$6,174,460	$6,242,182

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31	December 31
	2006	2005
	(dollars in thousands)
	(unaudited)
Current Liabilities
Accounts payable	$92,854	$116,994
Accounts payable to affiliated companies	34,168	53,455
Accrued taxes	63,412	33,713
Accrued interest	42,413	34,530
Notes payable and other short-term obligations (Note 4)	185,500	185,500
Notes payable to affiliated companies (Note 4)	195,878	249,712
Long-term debt due within one year	329,428	328,149
Other	63,663	56,271
Total Current Liabilities	1,007,316	1,058,324

Non-Current Liabilities
Long-term debt	1,889,827	1,891,713
Deferred income taxes	578,683	609,569
Unamortized investment tax credits	22,906	23,624
Accrued pension and other postretirement benefit costs	233,485	227,435
Regulatory liabilities	403,786	394,377
Other	63,598	63,919
Total Non-Current Liabilities	3,192,285	3,210,637

Commitments and Contingencies

Total Liabilities	4,199,601	4,268,961

Cumulative Preferred Stock
Not subject to mandatory redemption	11,258	11,258

Common Stock Equity
Common stock — without par value; $.01 stated value; authorized shares — 60,000,000; outstanding shares — 53,913,701 at March 31, 2006, and December 31, 2005	539	539
Paid-in capital	840,692	840,692
Retained earnings	1,141,826	1,148,192
Accumulated other comprehensive loss	(19,456)	(27,460)
Total Common Stock Equity	1,963,601	1,961,963

Total Liabilities and Shareholders’ Equity	$6,174,460	$6,242,182

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	March 31
	2006	2005
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$18,747	$42,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,369	73,704
Deferred income taxes and investment tax credits — net	(24,601)	10,158
Allowance for equity funds used during construction	(2,494)	(1,857)
Regulatory asset/liability deferrals	(20,666)	(28,464)
Regulatory asset amortization	6,464	4,256
Accrued pension and other postretirement benefit costs	6,054	6,078
Cost of removal	(3,786)	(4,181)
Changes in current assets and current liabilities:
Accounts and notes receivable	116,247	44,102
Fuel, emission allowances, and supplies	(11,769)	(3,293)
Prepayments	(213)	1,929
Accounts payable	(43,428)	(41,126)
Accrued taxes and interest	37,582	20,272
Other assets	(2,234)	(3,877)
Other liabilities	8,418	(330)
Net cash provided by operating activities	158,690	119,716

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(119,180)	(113,801)
Withdrawal of restricted funds held in trust	37,869	25,276
Other investments	(1,028)	(125)
Net cash used in investing activities	(82,339)	(88,650)

Financing Activities
Change in short-term debt, including net affiliate notes	(53,834)	13,794
Redemption of long-term debt	(759)	—
Dividends on preferred stock	(112)	(647)
Dividends on common stock	(25,000)	(51,853)
Net cash used in financing activities	(79,705)	(38,706)

Net decrease in cash and cash equivalents	(3,354)	(7,640)

Cash and cash equivalents at beginning of period	31,860	10,794

Cash and cash equivalents at end of period	$28,506	$3,154

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$29,297	$29,435
Income taxes	$12,495	$9,850

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

INDEX

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note Number

1	Organization and Summary of Significant Accounting Policies

2	Common Stock

3	Cumulative Preferred Stock

4	Notes Payable and Other Short-term Obligations

5	Energy Trading Credit Risk

6	Pension and Other Postretirement Benefits

7	Commitments and Contingencies

8	Discontinued Operations

9	Financial Information by Business Segment

10	Earnings Per Common Share (EPS)

11	Acquisition and Transfer of Generating Assets

NOTES TO CONDENSED FINANCIAL STATEMENTS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we,” “our,” or “us.” In addition, when discussing Cinergy’s financial information, it necessarily includes the results of The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), The Union Light, Heat and Power Company (ULH&P) and all of Cinergy’s other consolidated subsidiaries. When discussing CG&E’s financial information, it necessarily includes the results of ULH&P and all of CG&E’s other consolidated subsidiaries.

1.   Organization and Summary of Significant Accounting Policies

(a)                                  Merger with Duke

In March 2006, Cinergy and Duke, a North Carolina corporation, received final approvals in connection with the merger from Duke and Cinergy shareholders, the North Carolina Utilities Commission (NCUC), and the Indiana Utility Regulatory Commission (IURC) and effective April 3, 2006, Cinergy Corp. consummated the merger with Duke. Under the merger agreement, each share of Cinergy common stock was converted into 1.56 shares of the newly formed company, Duke Energy Holding Corp., a Delaware Corporation (Duke Energy Holding) (subsequently renamed Duke Energy Corporation).

Duke and Cinergy believe that the combination will provide substantial strategic and financial benefits to their shareholders, employees and customers, including:

•                  increased financial strength and flexibility;

•                  stronger utility business platform;

•                  greater scale and fuel diversity, as well as improved operational efficiencies for the merchant generation business;

•                  broadened electric distribution platform;

•                  improved reliability and customer service through the sharing of best practices;

•                  increased scale and scope of the electric and gas businesses with stand-alone strength;

•                  complementary positions in the midwest;

•                  greater customer diversity;

•                  combined expertise; and

•                  significant cost savings synergies.

As a condition to the merger approval, the Public Utilities Commission of Ohio (PUCO) and the Kentucky Public Service Commission (KPSC) required that certain merger related savings be refunded to customers in each service territory and provided additional conditions that the new company would have to meet. While the merger itself was not subject to approval by the IURC, the IURC approved, subject to similar conditions, certain affiliate agreements in connection with the merger. Key elements of these provisions were:

•                  CG&E will provide a rate credit of approximately $15 million for one year to facilitate economic development in a time of increasing rates and a credit of approximately $21 million to CG&E’s gas and electric customers in Ohio for one year, with both credits beginning January 1, 2006.

In April 2006, The Office of the Ohio Consumers’ Counsel (OCC) filed a Notice of Appeal with the Supreme Court of Ohio, requesting the Court remand the PUCO’s merger approval for a full evidentiary hearing. The Office of the Ohio Consumers’ Counsel alleges that the PUCO committed reversible error on both procedural and substantive grounds, in among other things, failing to set the matter for a full evidentiary hearing, failing to consider evidence regarding the transfer of the Duke Energy North America (DENA) assets to CG&E, and failing to lift the stay on discovery. CG&E and the OCC have resolved this matter through settlement and we expect the OCC to withdraw its appeal.

•                  PSI will provide a rate credit of $40 million to PSI customers over a one year period and $5 million for low-income energy assistance and clean coal technology. In April 2006,  Interveners, Citizens Action Coalition of Indiana, Inc., filed a Verified Petition for Rehearing and Reconsideration claiming that PSI should be ordered to provide an additional $5 million in rate credits to customers to be consistent with the NCUC order. An order on the Petition is expected in the second quarter of 2006.

•                  ULH&P will provide $7.6 million in rate credits to ULH&P customers over five years, ending when new rates are established in the next rate case after January 1, 2008.

In addition, the Federal Energy Regulatory Commission (FERC) approved the merger without conditions. On January 19, 2006, Public Citizen’s Energy Program, Citizen’s Action Coalition of Indiana, Ohio Partners for Affordable Energy and Southern Alliance for Clean Energy requested rehearing of the FERC approval. On February 21, 2006, the FERC issued an order granting rehearing of FERC’s order for further consideration.

The consummation of the merger triggered certain “change in control” provisions that provided enhanced, and/or accelerated benefits to management level employees in the event of a qualifying transaction. See Note 2(b)(iii) for additional information on these payments.

Purchase price allocation and goodwill

Duke has been determined to be the acquirer and Cinergy the acquiree under generally accepted accounting principles. The merger is being recorded using the purchase method of accounting whereby the total purchase price of approximately $9 billion is being allocated to Cinergy’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values. Cinergy Corp.’s results of operations will be included in Duke Energy Holding’s results beginning April 2006.

The allocation of the purchase price to the net assets of Cinergy and the resulting goodwill determination are not yet complete. However, preliminary indications are that the acquisition will result in approximately $4 billion of goodwill.

Based on management’s review and analysis of relevant Securities and Exchange Commission (SEC) regulations, Cinergy expects the impacts of purchase accounting, including goodwill, to be pushed down and recorded on the financial statements of Cinergy. Management also expects that a portion of the purchase price will be pushed down and recorded on the financial statements of CG&E. Since the merger did not occur until April 2006, all impacts of push-down accounting will be implemented in the second quarter financial statements of Cinergy and CG&E.   Our review of SEC regulations has indicated that PSI’s financial statements are not required to use push-down accounting and management does not anticipate electing to do so.

(b)                                  Presentation

Financial Statements

Our Condensed Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results. These results are not necessarily indicative of results for a full year. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the registrants’ combined Form 10-K for the year ended December 31, 2005 (2005 10-K). We have restated certain prior-year amounts in Cinergy’s financial statements, including cash flows, to reflect the impact of discontinued operations in 2005 and 2006. For a further discussion of discontinued operations, see Note 8. Also, certain amounts in the 2005 Condensed Financial Statements have been reclassified to conform to the 2006 presentation.

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles. Key estimates and judgments include:

•                  Valuing derivative contracts used in our energy marketing and trading activities;

•                  Evaluating the regulatory recoverability of various costs;

•                  Providing reserves for contingencies, including legal, environmental, and income taxes; and

•                  Evaluating various non-regulated fixed assets and investments for impairment.

These estimates and judgments are discussed more fully in “Critical Accounting Estimates” in our 2005 10-K. Actual results could differ, as these estimates and assumptions involve judgment about future events or performance.

(c)                                  Revenue Recognition

Utility Revenues

CG&E, and PSI (collectively, our utility operating companies) record Operating Revenues for electric and gas service when delivered to customers. Customers are billed throughout the month as both gas and electric meters are read. We recognize revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed. This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities. In making our estimates of unbilled revenues, we use systems that consider various factors, including weather, in our calculation of retail customer consumption at the end of each month. Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when these amounts are subsequently billed.

Unbilled revenues for Cinergy, CG&E, and PSI as of March 31, 2006 and 2005, were as follows:

	2006	2005
	(in millions)

Cinergy	$172	$143
CG&E	105	86
PSI	67	57

(d)                                  Derivatives

(i)   Hedges of Natural Gas held in Storage

Cinergy designates derivatives as fair value hedges for certain volumes of our natural gas held in storage. Under this accounting election, changes in the fair value of both the derivative as well as the hedged item (the specified gas held in storage) are included in Gas Operating Revenues in Cinergy’s Condensed Consolidated Statements of Income. We assess the effectiveness of the derivatives in offsetting the change in fair value of the gas held in storage on a quarterly basis. Selected information on Cinergy’s hedge accounting activities for the quarters ended March 31, 2006 and 2005 were as follows:

	2006	2005
	(in millions)

Portion of loss on hedging instruments determined to be ineffective	$(5)	$(4)
Portion of gain on hedging instruments related to changes in time value excluded from assessment of ineffectiveness	36	4
Total included in Gas operating revenues	$31	$—

(ii)  Generation Portfolio Optimization

CG&E attempts to optimize the value of its non-regulated generation portfolio, which includes generation assets, fuel, and emission allowances. When power is sold forward, we typically purchase the fuel and emission allowances required to produce the power to lock in our eventual margin at the time of delivery. The market values of these commodities change independently over time and when economic, CG&E may purchase forward power to be used to deliver against the forward power sales, and in turn sell the fuel and/or emission allowances.

Emission allowances and the majority of fuel contracts typically follow the accrual method of accounting. However, generally accepted accounting principles (GAAP) requires that certain forward purchases of coal and forward sales of power (those classified as derivatives) use the mark-to-market (MTM) method of accounting. This differing accounting treatment for the various components of the generation portfolio can lead to volatility in reported earnings. A hypothetical $1.00 per megawatt hour (MWh) change consistently applied to all forward power prices would have resulted in a change in fair value of these contracts, and therefore unrealized gains or losses, of approximately $7.4 million as of March 31, 2006. A hypothetical $1.00 per ton change consistently applied to all forward coal prices would have resulted in a change in fair value of these contracts of approximately $3.5 million as of March 31, 2006.

(iii) Trading & Marketing

Cinergy and CG&E measure the market risk inherent in the trading portfolio employing value at risk (VaR) analysis, as discussed in the 2005 10-K. The change in VaR from the 2005 10-K was not material to our financial position or results of operations.

(e)                                  Accounting Changes

(i)   Share-Based Payment

In December 2004, the FASB issued a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, (Statement 148), (Statement 123), SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123R). This standard requires, among other things, accounting for all stock-based compensation arrangements under the fair value method. The standard also requires compensation awards that involve the achievement of a certain company stock price (or similar measure) to have the likelihood of reaching those targets incorporated into the fair value of the award. The number of awards paid out under Cinergy’s performance-based share awards under the Cinergy Corp. 1996 Long-Term Incentive Compensation Plan (LTIP) is based on Cinergy’s expected total shareholder return (TSR) as measured against a pre-defined peer group. Therefore, these awards were required to be re-valued at fair value upon adoption.

We adopted Statement 123R on January 1, 2006 using the modified prospective application. Cinergy recognized a loss of approximately $3.5 million, net of tax, for the cumulative effect of this change in accounting principle. The cumulative effect is due to the use of a new model that incorporates the expected TSR into the fair value of Cinergy’s performance-based share awards under the LTIP. This model is used to value all performance-based share awards under the LTIP, beginning January 1, 2006.

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement 123, as amended by Statement 148, for all employee awards granted or with terms modified on or after January 1, 2003. Therefore, the impact of implementation of Statement 123R on stock options and remaining awards, other than the aforementioned performance-based share awards, within our stock-based compensation plans was not material. See additional detail regarding Cinergy’s stock-based compensation plans in Note 2(b).

(ii)  Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (Statement 156) an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 156 establishes new standards for how entities that service financial assets account for their servicing rights. CG&E retains servicing responsibilities for its role as collection agent for receivables sold to Cinergy Receivables Company, LLC. We are in the process of evaluating the impact of adopting this new standard on Cinergy’s accounts receivable sales program. Currently, we are unable to predict whether the implementation of this accounting standard will be material to our financial position or results of operations. We will adopt Statement 156 on January 1, 2007.

(iii) Determining Variability in Application of FASB Interpretation No. 46(R) (FIN 46(R)-6)

In April 2006, the FASB staff issued FASB Interpretation No. 46(R)-6 (FIN 46(R)-6) to address how to determine the variability to be considered in applying FIN 46(R), Consolidation of Variable Interest Entities. The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This Statement is effective July 1, 2006. Cinergy does not anticipate that the adoption of FIN 46(R)-6 will have a material impact on our financial position or results of operations.

2.   Common Stock

(a)                                  Changes In Common Stock Outstanding

Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan. During the three months ended March 31, 2006, Cinergy issued 1.7 million shares under these plans.

Cash dividends declared for the quarter ended March 31, 2006 included dividends of $0.48 per share which were declared by the board of directors on January 16, 2006 and partial dividends of $0.1564 per share which were declared on March 10, 2006.

In April 2006, CG&E filed a petition with the FERC for a declaratory ruling that CG&E’s payment of dividends out of its paid-in capital account, using the balance transferred from the retained earnings account, resulting from purchase accounting arising from the Duke/Cinergy merger, would not violate section 305(a) of the Federal Power Act, which generally precludes dividends out of paid-in capital.  Such a ruling is necessary because purchase/push-down accounting will reset retained earnings to zero as of April 3, 2006, thus precluding CG&E from using pre-merger retained earnings to pay dividends.  Until this approval is received, CG&E’s ability to pay dividends will be constrained to earnings since April 3, 2006. The FERC has approved such dividend payments in proceedings involving other mergers.  At this time, CG&E cannot predict the outcome of this proceeding.

Cinergy Corp. owns all of the common stock of CG&E and PSI. Effective April 3, 2006, 100 percent of Cinergy’s outstanding stock was converted into 1.56 shares of Duke Energy Holding stock. See Note 1(a) for additional information.

(b)                                  Stock-based Compensation Plans

We currently have the following stock-based compensation plans:

•                  LTIP;

•                  SOP;

•                  Employee Stock Purchase and Savings Plan;

•                  Retirement Plan for Directors;

•                  Directors’ Equity Compensation Plan;

•                  Directors’ Deferred Compensation Plan;

•                  401(k) Plans; and

•                  401(k) Excess Plan.

The LTIP and SOP are discussed below. The activity in 2006 and 2005 for the remaining stock-based compensation plans was not significant.

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement 123, as amended by Statement 148, for all employee awards granted or with terms modified on or after January 1, 2003. Effective January 1, 2006, Cinergy adopted Statement 123R. See Note 1(e)(i) for additional information regarding this new accounting standard.

For the three months ended March 31, 2006 and 2005, total compensation cost for the above plans was $22 million and $12 million, respectively. The total income tax benefit recognized for share-based compensation arrangements was $9 million in 2006 and $5 million in 2005. Costs associated with the immediate vesting of shares and options in conjunction with the consummation of the merger with Duke as discussed below, will be accounted for as part of purchase accounting.

(i)   LTIP

Under this plan, certain key employees may be granted incentive and non-qualified stock options, stock appreciation rights (SARs), non-vested stock awards, dividend equivalents, phantom stock, the opportunity to earn performance-based shares and certain other stock-based awards. Stock options are granted to participants with an option price equal to or greater than the fair market value on the grant date, and generally with a vesting period of three years. The vesting period begins on the grant date and all options expire within 10 years from that date. Expense for stock options granted to retirement eligible employees is recognized immediately as these employees are deemed to immediately vest in their stock options. There are 14,500,000 shares authorized for issuance under the LTIP plan.

Most options granted prior to May 8, 2005 were immediately vested upon consummation of the April 3, 2006 merger with Duke. Options granted after May 8, 2005 were converted to Duke Energy Corporation options on April 3, 2006 at the 1.56 conversion rate and will continue to be expensed over the remaining portion of the three-year vesting period, unless granted to retirement eligible employees. Duke Energy Corporation plans to issue new Duke Energy Corporation common shares when the above options are exercised.

Previously, performance-based share awards were paid 50 percent in common stock and 50 percent in cash. As of December 31, 2005, all performance shares were classified as liabilities as management intends to pay all outstanding awards in cash. As a result, the expected cash payout portion of the performance shares were reported in Current Liabilities - Other and Non-Current Liabilities - Other. Total cash paid for the performance-based share liabilities were $5 million and $14 million for the quarters ended March 31, 2006 and 2005, respectively.

Entitlement to performance-based share awards is based on Cinergy’s TSR over designated Cycles as measured against a pre-defined peer group of utility companies (Relative TSR). Target grants of performance-based shares were made for the following Cycles:

	Grant	Performance	Target
Cycle	Date	Period	Grant of Shares
			(in thousands)

VIII	1/2004	2004-2006	367
IX	1/2005	2005-2007	342
X	1/2006	2006-2008	351

The target award is earned if Cinergy’s Relative TSR ranking is at the 55th percentile at the end of the performance period. The maximum payout is equal to 200 percent of the target and the minimum payout is zero, depending on Cinergy’s ranking above or below the 55th percentile target.

We use a path-dependent model that incorporates expected Relative TSR into the fair value determination of Cinergy’s performance-based share awards with the adoption of Statement 123R. The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Cinergy, to simulate Cinergy’s Relative TSR as of the end of each Cycle. For each simulation, Cinergy’s Relative TSR associated with the simulated stock price at the end of the cycle period plus expected dividends within the period results in a value per share for the award portfolio.  The average of these simulations is the expected portfolio value per share. Actual life to date results of Cinergy’s Relative TSR for each Cycle is incorporated within the model.

All performance shares under Cycles VIII and IX vested immediately at 200 percent of target with the April 3, 2006 consummation of the merger. Cycle X performance shares vested on a pro-rata basis also at 200 percent of target at the consummation of the merger.

(ii)  Stock Option Activity

Stock option activity for the three months ended March 31, 2006 is summarized as follows:

	LTIP and SOP
	Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in millions)
Balance at December 31, 2005	5,484,649	34.72

Options granted(1)	674,900	42.45
Options exercised	(1,488,171)	33.37		$16
Options forfeited/expired	(6,300)	41.11
Balance at March 31, 2006	4,665,078	$36.30	6.32 yrs	$43

Options Exercisable(2):
At March 31, 2006	2,433,378	$32.94	4.27 yrs	$30

(1)             Options have not been granted under the SOP since 2001.

(2)             475,867 options exercisable pertain to the SOP.

For the three months ended March 31, 2006, we received $29 million in cash from the exercise of outstanding stock options. The tax benefit realized from these exercised options was $14 million. The total compensation expense related to unvested options at March 31, 2006 was $3 million which will be recognized over a weighted average period of 2.24 years. The total fair-value of options granted during the quarters ended March 31, 2006 and 2005 were $6.66 per share and $5.65 per share, respectively. The total intrinsic value of options exercised was $16 million and $2 million for the three months ended March 31, 2006 and 2005, respectively.

The fair values of options granted were estimated as of the grant date using the Black-Scholes option-pricing model using the assumptions listed in the following table for the three months ended March 31:

	LTIP
	2006		2005
Risk-free interest rate(1)	4.33%		3.62%
Expected dividend yield(2)	4.41%		4.52%
Expected life(3)	5.01	yrs.	4.99	yrs.
Expected volatility(4)	22.43%		21.28%

(1)             The risk free rate is based upon the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options.

(2)             The expected dividend yield is based upon annualized dividends and the closing stock price on the grant date.

(3)             The expected term of options is derived from historical data.

(4)             Volatility is based upon the historical volatility with a look back period equal to the expected term of the options.

(iii) Merger-Related Obligations

Several of the Company’s benefit plans contain “change-in-control” clauses that provide enhanced, and/or accelerated benefits to management level employees in the event of a qualifying transaction such as occurred with the consummation of the merger with Duke as discussed in Note 1(a) in April 2006. These include benefits paid pursuant to the LTIP and certain payments under Cinergy’s Annual Incentive Plan. Certain employees are also entitled to additional severance and benefits in the event they are involuntarily terminated without “cause” or voluntarily terminate for “good reason” (as such terms are defined in their employment agreements) in connection with or following the merger.

On December 30, 2005, Cinergy entered into agreements with 28 employees to accelerate the payment of a portion of the amounts discussed above, otherwise expected to be paid after December 31, 2005, in order to mitigate the Company’s taxes and related expenses. Payments totaling $70 million were made in December pursuant to these agreements. The agreements amend the employees’ employment agreements, and benefit plans in which they participate, to accelerate into 2005 the payment of certain amounts that they have previously earned or are expected to earn after December 31, 2005. Among other things, the Company prepaid performance shares under the LTIP and severance payments for certain individuals. In the event an employee who received such amounts voluntarily terminated his employment prior to the closing of the merger, the employee would have been obligated to repay all of the payments, and if the merger did not close on or prior to December 15, 2006, the employee would have been obligated to repay half of the payments, to reflect his or her estimated tax liability upon receipt of the accelerated payments; in each case, less any amounts that the employee has already earned through such date. None of the 28 employees invoked this payback provision. By accelerating these payments, the Company will mitigate taxes and related expenses that it would otherwise incur if it had waited until after 2005 to make these payments.

The majority of these payments were recorded as prepaid compensation in Prepayments and other. Approximately half of these payments were accounted for as a retention bonus and expensed over the period between January 1, 2006 and the closing of the merger with Duke. The remainder, representing the half that executives must repay if the merger was never consummated, remained in Prepayments and other until the merger closed and were accounted for as part of purchase/push-down accounting.

In addition to payments made in December, based on certain assumptions and using our current best estimates, the Company’s remaining contractual obligations that were triggered upon merger consummation, including severance payments for those executives that have indicated their intention to terminate for “good reason”, was approximately $100 million and these amounts were accounted for in April when the merger closed. These payments only included amounts payable pursuant to existing benefit arrangements, employment contracts, and voluntary severance accepted by employees and contingent on the merger closing. These payments do not include the value of accelerated stock options and retirement benefits earned prior to the merger.

3.     Cumulative Preferred Stock

In March 2006, CG&E redeemed all outstanding shares of its $16.98 million notional amount 4% Cumulative Preferred Stock, and its $3.5 million notional amount 4.75% Cumulative Preferred Stock at a price of  $108 per share and $101 per share, respectively, plus accrued and unpaid dividends.

In May 2006, PSI redeemed all outstanding shares of its $3.7 million notional amount 3.5% Cumulative Preferred Stock, its $3.9 million notional amount 4.32% Cumulative Preferred Stock and its $3.7 million notional amount 4.16% Cumulative Preferred Stock at par, respectively, plus accrued and unpaid dividends.

4.   Notes Payable and Other Short-term Obligations

Cinergy Corp.’s short-term borrowings consist primarily of unsecured revolving lines of credit and the sale of commercial paper. Cinergy Corp.’s revolving credit facility and commercial paper program also support the short-term borrowing needs of CG&E, and PSI. In addition, Cinergy Corp., CG&E, and PSI maintain uncommitted lines of credit. These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability, with pricing determined at the time of advance. The following table summarizes our Notes payable and other short-term obligations and Notes payable to affiliated companies:

	March 31, 2006			December 31, 2005
			Weighted			Weighted
	Established		Average	Established		Average
	Lines	Outstanding	Rate	Lines	Outstanding	Rate
	(dollars in millions)

Cinergy
Cinergy Corp.
Revolving line(1)	$2,000	$—	—%	$2,000	$—	—%
Uncommitted lines	40	—	—	40	—	—
Commercial paper(2)		697	4.86		515	4.43

Utility operating companies
Uncommitted lines	75	—	—	75	—	—
Pollution control notes		298	3.68		298	4.00

Non-regulated subsidiaries
Revolving lines(3)	150	60	5.33	150	77	4.95
Short-term debt		11	9.97		9	9.96
Pollution control notes		25	3.53		25	3.90

Cinergy Total		$1,091	4.59%		$924	4.37%

CG&E
Uncommitted lines	$15	$—	—%	$15	$—	—%
Pollution control notes		112	3.56		112	3.86
Money pool		222	4.84		114	4.41

CG&E Total		$334	4.41%		$226	4.14%

PSI
Uncommitted lines	$60	$—	—%	$60	$—	—%
Pollution control notes		186	3.76		186	4.07
Money pool		196	4.84		250	4.41

PSI Total		$382	4.32%		$436	4.27%

(1)             Consists of a five-year facility which was entered into in September 2005, matures in September 2010, and contains $500 million sublimits each for CG&E and PSI.

(2)             Cinergy Corp.’s commercial paper program limit is $1.5 billion. The commercial paper program is supported by Cinergy Corp.’s revolving line of credit.

(3)             Relates to a Cinergy Canada, Inc. three-year senior revolving credit facility that matures in December 2007.

(a)                                  Short-term Notes

At March 31, 2006, Cinergy Corp. had $1.1 billion remaining unused and available capacity relating to its $2 billion revolving credit facility.  The revolving credit facility includes the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
		(in millions)
Five-year senior revolving	September 2010
Commercial paper support			$697
Letter of credit support			165
Total five-year facility		$2,000	862	$1,138

In our credit facility, Cinergy Corp. has covenanted to maintain:

•                  a consolidated net worth of $2 billion; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of CG&E’s $500 million sublimit under the $2 billion five-year credit facility, CG&E has covenanted to maintain:

•                  a consolidated net worth of $1 billion; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of PSI’s $500 million sublimit under the $2 billion five-year credit facility, PSI has covenanted to maintain:

•                  a consolidated net worth of $900 million; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

A breach of these covenants could result in the termination of the credit facility and the acceleration of the related indebtedness.  In addition to breaches of covenants, certain other events that could result in the termination of available credit and acceleration of the related indebtedness include:

•                  bankruptcy;

•                  defaults in the payment of other indebtedness; and

•                  judgments against the company that are not paid or insured.

The latter two events, however, are subject to dollar-based materiality thresholds.  As of March 31, 2006, Cinergy, CG&E, and PSI are in compliance with all of their debt covenants.

5.   Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines approved by Cinergy’s Risk Policy Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  As of March 31, 2006, 93 percent of Cinergy’s credit exposure and 88 percent of CG&E’s credit expense, net of credit collateral, related to energy trading and marketing activity was with counterparties rated investment grade or the counterparties’ obligations were guaranteed or secured by an investment grade entity.  The majority of these investment grade counterparties are externally rated.  If a counterparty has an external rating, the lower of Standard & Poor’s Ratings Services or Moody’s Investors Service is used; otherwise, Cinergy’s internal rating of the counterparty is used.  Cinergy’s remaining seven percent represents credit exposure of $72 million and CG&E’s remaining 12 percent represents credit exposure of $25 million with counterparties rated non-investment grade.

As of March 31, 2006, CG&E had a concentration of trading credit exposure of $75 million with two counterparties accounting for greater than 10 percent of CG&E’s total trading credit exposure.  These counterparties are rated investment grade.

Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

We continually review and monitor our credit exposure to all counterparties and secondary counterparties.  If appropriate, we may adjust our credit reserves to attempt to compensate for increased credit risk within the industry.  Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparty’s financial status or public debt ratings.

6.   Pension and Other Postretirement Benefits

As discussed in the 2005 10-K, Cinergy Corp. sponsors both pension and other postretirement benefits plans.  Our qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements.  Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended.  The pension plans’ assets consist of investments in equity and debt securities.  In addition, we sponsor non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors.  We also provide certain health care and life insurance benefits to retired United States employees and their eligible dependents.  These benefits are subject to minimum age and service requirements.  The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

There were no qualified pension benefit contributions for the first three months of 2006.  Cinergy expects to make approximately $120 million in qualified pension contributions during the remainder of 2006.

Our benefit plans’ costs for the quarters ended March 31, 2006 and 2005, included the following components:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
Quarter Ended March 31	2006	2005	2006	2005	2006	2005
	(in millions)
Service cost	$10.9	$9.6	$1.4	$1.4	$1.6	$1.6
Interest cost	24.7	24.1	2.1	1.8	5.6	5.7
Expected return on plans’ assets	(23.4)	(22.0)	—	—	—	—
Amortization of transition (asset) obligation	—	—	—	—	—	0.1
Amortization of prior service cost	0.9	1.1	0.6	0.5	(0.2)	(0.1)
Amortization of actuarial losses	4.6	1.9	1.0	0.6	2.5	2.7
Net periodic benefit cost	$17.7	$14.7	$5.1	$4.3	$9.5	$10.0

The net periodic benefit costs by registrant for the quarter and year to date ended March 31, 2006 and 2005, were as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
Quarter Ended March 31	2006	2005	2006	2005	2006	2005
	(in millions)
Cinergy(1)	$17.7	$14.7	$5.1	$4.3	$9.5	$10.0
CG&E and subsidiaries	5.5	4.4	0.2	0.2	2.5	2.6
PSI	4.4	3.8	0.2	0.2	4.6	4.9

(1)             The results of Cinergy also include amounts related to non-registrants.

7.     Commitments and Contingencies

(a)                                  Environmental

(i)         Emission Reduction Rulemakings

In October 1998, the Environmental Protection Agency (EPA) finalized its ozone transport rule, also known as the nitrogen oxides (NOX) State Implementation Plan (SIP) Call, which addresses wind-blown ozone and ozone precursors that impact air quality in downwind states. The EPA’s final rule, which applies to 22 states in the eastern United States including the three states in which our electric utilities operate, required states to develop rules to reduce NOX emissions from utility and industrial sources. In a related matter, in response to petitions filed by several states alleging air quality impacts from upwind sources located in other states, the EPA issued a rule pursuant to Section 126 of the Clean Air Act (CAA) that required reductions similar to those required under the NOX SIP Call. Various states and industry groups challenged the final rules in the Court of Appeals for the District of Columbia Circuit, but the court upheld the key provisions of the rules.

The EPA has proposed withdrawal of the Section 126 rule in states with approved rules under the final NOX SIP Call, which includes Indiana, Kentucky, and Ohio. All three states have adopted a cap and trade program as the mechanism to achieve the required reductions. Cinergy, CG&E, and PSI have installed selective catalytic reduction units (SCR) and other pollution controls and implemented certain combustion improvements at various generating stations to comply with the NOX SIP Call. Cinergy also utilizes the NOX emission allowance market to buy or sell NOX emission allowances as appropriate. As of March 31, 2006, we have incurred approximately $823 million in capital costs to comply with this program and do not anticipate significant additional costs.

In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR) which would require states to revise their SIP by September 2006 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards for ozone and fine particulate matter. The rule established a two-phase, regional cap and trade program for sulfur dioxide (SO2) and NOX, affecting 28 states, including Ohio, Indiana, and Kentucky, and requires SO2 and NOX emissions to be cut 70 percent and 65 percent, respectively, by 2015. SIPs must comply with the prescribed reduction levels under CAIR; however, the states have the ability to introduce more stringent requirements if desired. Under CAIR, companies have flexible compliance options including installation of pollution controls on large plants where such controls are particularly efficient and utilization of emission allowances for smaller plants where controls are not cost effective.

In August 2005, the EPA proposed a Federal Implementation Plan (FIP), which would implement phase 1 of CAIR by 2009 and 2010 for NOX and SO2, respectively, for any state that does not develop a CAIR SIP in a timely manner. On March 15, 2006, the EPA finalized the FIP to insure timely CAIR emissions reductions. Numerous states, environmental organizations, industry groups, including some of which Cinergy is a member, and individual companies have challenged various portions of the rules. Those challenges are currently pending in the United States Circuit Court for the District of Columbia. In December 2005 and again in January 2006, the EPA reconsidered portions of the CAIR, but did not propose any regulatory changes. On March 15, 2006, the EPA took final action on the issues being reconsidered and determined that its original decisions within the regulations were reasonable and should not be changed. At this time we cannot predict the outcome of these matters.

Also in March 2005, the EPA issued the Clean Air Mercury Rule (CAMR) which requires national reductions in mercury emissions from coal-fired power plants beginning in 2010. Accompanying the CAMR publication in the Federal Register was the EPA’s determination that it was not appropriate and necessary to regulate mercury emissions from utilities under Section 112 of the CAA, requiring maximum achievable control technology, so that it would be possible to regulate those emissions under Section 111 of the CAA with the CAMR. The final regulation also adopts a two-phase cap and trade approach that requires mercury emissions to be cut by 70 percent by 2018. SIPs must comply with the prescribed reduction levels under CAMR; however, the states have the ability to introduce more stringent requirements if desired. Under CAMR, companies have flexible compliance options including installation of pollution controls on large plants where such controls are particularly efficient and utilization of emission allowances for smaller plants where controls are not cost effective.

Numerous states, environmental organizations, industry groups, including some of which Cinergy is a member, and individual companies have challenged various portions of the rules. Those challenges are currently pending in the United States Circuit Court for the District of Columbia. On October 21, 2005, the EPA agreed to reconsider certain aspects of the CAMR as well as the determination not to regulate mercury under Section 112 of the CAA. At this time we cannot predict the outcome of these matters.

Over the 2006-2010 time period, we expect to spend approximately $1.5 billion to reduce mercury, SO2, and NOX emissions. These projected expenditures include estimated costs to comply at plants that we own but do not operate and could change when taking into consideration compliance plans of co-owners or operators involved. Moreover, as market conditions change, additional compliance options may become available and our plans will be adjusted accordingly. Approximately 55 percent of these estimated environmental costs would be incurred at PSI’s coal-fired plants, for which recovery would be pursued in accordance with regulatory statutes governing environmental cost recovery. See (b)(i) for more details. CG&E receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its rate stabilization plan (RSP). See (b)(ii) for more details.

The EPA made final state non-attainment area designations to implement the revised ozone standard and to implement the new fine particulate standard in June 2004 and April 2005, respectively. Several counties in which we operate have been designated as being in non-attainment with the new ozone standard and/or fine particulate standard. States with counties that are designated as being in non-attainment with the new ozone and/or fine particulate standards are required to develop a plan of compliance by June 2007 and April 2008, respectively. Industrial sources in or near those counties are potentially subject to requirements for installation of additional pollution controls. In March 2005, various states, local governments, environmental groups, and industry groups, including some of which Cinergy is a member, filed petitions for review in the United States Court of Appeals for the D.C. Circuit to challenge the EPA’s particulate matter non-attainment designations. Although the EPA has attempted to structure CAIR to resolve purported utility contributions to ozone and fine particulate non-attainment, at this time, Cinergy cannot predict the effect of current or future non-attainment designations on its financial position or results of operations.

In July 2005, the EPA issued its final regional haze rules and implementing guidelines in response to a 2002 judicial ruling overturning key provisions of the original program. The regional haze program is aimed at reducing certain emissions impacting visibility in national parks and wilderness areas. The EPA has announced that it can foresee no circumstances where the requirements of the regional haze rule would require utility controls beyond those required under CAIR. The EPA also found that states participating in the CAIR cap and trade program need not require electric generating units to adhere to best available retrofit technology requirements. The states have until December 2007 to finalize their SIPs addressing compliance with EPA regulations. The states may choose to implement more stringent guidelines than promulgated by the EPA, and therefore it is not possible to predict whether the regional haze rule will have a material effect on our financial position or results of operations.

(ii)       Section 126 Petitions

In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states including Ohio, Indiana, and Kentucky, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards. In August 2005, the EPA issued a proposed response to the petition. The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states. The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR FIP, described earlier, that would address the air quality concerns from neighboring states. In March 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above. It is unclear at this time whether North Carolina will pursue legal action on the denial.

(iii)      Clean Air Act Lawsuit

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, CG&E, and PSI alleging various violations of the CAA. Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana SIP permits for various projects at our owned and co-owned generating stations. Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Station. The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s W.C. Beckjord and Miami Fort Stations, and PSI’s Cayuga, Gallagher, Wabash River, and Gibson Stations, and (2) civil penalties in amounts of up to $27,500 per day for each violation. In addition, three northeast states and two environmental groups have intervened in the case. In August 2005, the district court issued a ruling regarding the emissions test that it will apply to Cinergy at the trial of the case. Contrary to Cinergy’s argument, the district court ruled that in determining whether a project was projected to increase annual emissions, it would not hold hours of operation constant. However, the district court subsequently certified the matter for interlocutory appeal to the Seventh Circuit Court of Appeals, which has accepted the appeal and set oral arguments for June 2006. In February 2006, the district court ruled that in carrying its burden of proof, the defendant can look to industry practice in proving a particular project was routine. The district court has removed the trial from the calendar and will reset a trial date, if necessary, after the Seventh Circuit rules. Notwithstanding the appeal, there are a number of other legal issues currently before the district court judge.

In March 2000, the United States also filed in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and CG&E. The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. This suit is being defended by CSP. In April 2001, the United States District Court for the Southern District of Ohio in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations. Neither party appealed that decision. This matter was heard in trial in July 2005. A decision is pending.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and CG&E. The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against CG&E, DP&L and CSP for alleged violations of the CAA at this same generating station. This case is currently in discovery in front of the same judge who has the CSP case.

We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations. We intend to vigorously defend against these allegations.

(iv)       Carbon Dioxide (CO2) Lawsuit

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the district court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals, and oral argument is scheduled for June 2006. We are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

(v)        Zimmer Generating Station (Zimmer Station) Lawsuit

In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against CG&E for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance. The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim. One lawsuit was dismissed on procedural grounds and the remaining two have been consolidated. The plaintiff filed a motion for class certification, which is fully briefed and pending decision. At this time, we cannot predict whether the outcome of this matter will have a material impact on our financial position or results of operations. We intend to defend this lawsuit vigorously in court.

(vi)       Manufactured Gas Plant (MGP) Sites

Coal tar residues, related hydrocarbons, and various metals have been found in at least 22 sites that PSI or its predecessors previously owned and sold in a series of transactions with Northern Indiana Public Service Company (NIPSCO) and Indiana Gas Company, Inc. (IGC). The 22 sites are in the process of being studied and will be remediated, if necessary. In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them. Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites. In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the nine sites. The Indiana Department of Environmental Management oversees investigation and cleanup of all of these sites.

In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers. PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites; or (2) pay PSI’s cost of defense. PSI settled, in principle, its claims with all but one of the insurance carriers in January 2005 prior to commencement of the trial. With respect to the lone insurance carrier, a jury returned a verdict against PSI in February 2005. PSI has appealed this decision. At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeal.

PSI has accrued costs related to investigation, remediation, and groundwater monitoring for those sites where such costs are probable and can be reasonably estimated. We will continue to investigate and remediate the sites as outlined in the voluntary remediation plan. As additional facts become known and investigation is completed, we will assess whether the likelihood of incurring additional costs becomes probable. Until all investigation and remediation is complete, we are unable to determine the overall impact on our financial position or results of operations.

CG&E has performed site assessments on certain of their sites where we believe MGP activities have occurred at some point in the past and have found no imminent risk to the environment. At the present time, CG&E cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

(vii)     Asbestos Claims Litigation

PSI and CG&E, have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations. Currently, there are approximately 130 pending lawsuits (the majority of which are PSI cases). In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work as outside contractors in the construction and maintenance of CG&E and PSI generating stations. The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure. The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against PSI has been tried to verdict. The jury returned a verdict against PSI on a negligence claim and a verdict for PSI on punitive damages. PSI appealed this decision up to the Indiana Supreme Court. In October 2005, the Indiana Supreme Court upheld the jury’s verdict. PSI paid the judgment of approximately $630,000 in the fourth quarter of 2005. In addition, PSI has settled over 150 other claims for amounts, which neither individually nor in the aggregate, are material to PSI’s financial position or results of operations. Based on estimates under varying assumptions, concerning such uncertainties, such as, among others:  (i) the number of contractors potentially exposed to asbestos during construction or maintenance of PSI generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, PSI estimates that the range of reasonably possible exposure in existing and future suits over the next 50 years could range from an immaterial amount to approximately $60 million, exclusive of costs to defend these cases. This estimated range of exposure may change as additional settlements occur and claims are made in Indiana and more case law is established.

CG&E has been named in fewer than 10 cases and as a result has virtually no settlement history for asbestos cases. Thus, CG&E is not able to reasonably estimate the range of potential loss from current or future lawsuits. However, potential judgments or settlements of existing or future claims could be material to CG&E.

(viii)    Dunavan Waste Superfund Site

In July and October 2005, PSI received notices from the EPA that it has been identified as a de minimus potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act at the Dunavan Waste Oil Site in Oakwood, Vermilion County, Illinois. At this time, PSI does not have any further information regarding the scope of potential liability associated with this matter.

(ix)       Ontario, Canada Lawsuit

We understand that a class action lawsuit was filed in Superior Court in Ontario, Canada against us and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada and damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually. We understand that the lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion. We have not yet been served in this lawsuit, however, if served, we intend to defend this lawsuit vigorously in court. We are not able to predict whether resolution of this matter would have a material effect on our financial position or results of operations.

On April 19, 2006, Cinergy was named in the third amended complaint of a purported class action filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, is liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that Cinergy’s, and others, greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina.  Cinergy has not been served with this lawsuit. At this time, we are not able to predict whether resolution of this matter would have a material effect on our financial position or results of operations.

(x)        Hurricane Katrina Lawsuit

On April 19, 2006, Cinergy was named in the third amended complaint of a purported class action filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, is liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that Cinergy’s, and others, greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina.  Cinergy has not been served with this lawsuit. At this time, we are not able to predict whether resolution of this matter would have a material effect on our financial position or results of operations.

(b)                                  Regulatory

(i)         PSI Environmental Compliance Case

In November 2004, PSI filed a compliance plan case with the IURC seeking approval of PSI’s plan for complying with SO2, NOX, and mercury emission reduction requirements discussed previously in (a)(i), including approval of cost recovery and an overall rate of return of eight percent related to certain projects. PSI requested approval to recover the financing, depreciation, and operation and maintenance costs, among others, related to $1.08 billion in capital projects designed to reduce emissions of SO2, NOX, and mercury at PSI’s coal-burning generating stations. An evidentiary hearing was held in May 2005. In December 2005, PSI, the Indiana Office of the Utility Consumer Counselor, and the PSI Industrial Group filed a settlement agreement providing for approval of PSI’s compliance plan, and approval of financing, depreciation, and operation and maintenance cost recovery. The settlement agreement provides for 20-year depreciation in lieu of PSI’s originally requested 18-year depreciation, the use of PSI’s then weighted cost of capital to determine the overall rate of return rather than eight percent as originally requested, caps the amount of cost recovery for the Gallagher Generating Station baghouse projects, and removes the Activated Carbon Injection component of those projects. A final IURC Order is expected in the first half of 2006.

(ii)       CG&E Electric Rate Filings

CG&E operates under an RSP which was approved by the PUCO in November 2004, and which expires December 31, 2008.

One of the components of CG&E’s RSP is a fuel clause recovery mechanism, which was recently audited by the PUCO’s auditor. The auditor recommended alternate methodologies for administration of the fuel clause recovery mechanism that varies from CG&E’s current practice. A hearing before PUCO examiners was held in early November at which the PUCO staff took positions contrary to CG&E’s current practice. CG&E officials also testified at the hearing concerning our current practices. In January 2006, CG&E signed a settlement on the RSP with the PUCO staff. The two intervening parties have agreed not to oppose the settlement. In February 2006, the PUCO issued an order approving the settlement agreement. We do not expect the agreement to have a material impact on CG&E’s or Cinergy’s results of operations.

In March 2005, the Ohio Consumers’ Counsel appealed the Commission’s approval of the RSP to the Supreme Court of Ohio. The Supreme Court of Ohio recently ruled on the rate stabilization plan for another Ohio utility, and in that ruling, upheld the market prices charged by the utility to its consumers as approved by the Commission but overturned the competitive bid process approved by the Commission on the basis that the Commission rejected the bid price on behalf on consumers and the applicable statute requires customer involvement. CG&E’s RSP does not contain a competitive bid process pursuant to a statutory exception. CG&E does not expect a significant, if any, change to its RSP as a result of this case but cannot predict the outcome of its case. We expect the court to decide the case in 2006.

CG&E has also filed a distribution rate case to recover certain distribution costs with rates becoming effective on January 1, 2006 and CG&E has deferred certain costs in 2004 and 2005 pursuant to its RSP. The parties to the proceeding agreed upon and filed a settlement setting the recommended annual revenue increase at approximately $51 million. In December 2005, the PUCO issued an order approving the settlement agreement.

(iii)      ULH&P Gas Rate Case

In 2002, the KPSC approved ULH&P’s gas base rate case requesting, among other things, recovery of costs associated with an accelerated gas main replacement program of up to $112 million over ten years. The approval allowed the costs to be recovered through a tracking mechanism for an initial three-year period expiring on September 30, 2005, with the possibility of renewal for up to ten years. The tracking mechanism allows ULH&P to recover depreciation costs and rate of return annually over the life of the assets. As of March 31, 2006, we have capitalized $64.5 million in costs associated with the accelerated gas main replacement program through this tracking mechanism, of which ULH&P has recovered $8.9 million. The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the tracking mechanism rates. In October 2005, both the Company and the KPSC filed with the Franklin Circuit Court, requesting dismissal of the case for failure to prosecute by the Kentucky Attorney General. At the present time, ULH&P cannot predict the timing or outcome of this litigation.

In February 2005, ULH&P filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism in addition to its request for a $14 million annual increase in base rates. A portion of the increase is attributable to including recovery of the current cost of the accelerated main replacement program in base rates. The KPSC did not rule on the base rate case request or the request to continue the tracking mechanism by October 1, 2005; consequently the initial tracking mechanism expired on September 30, 2005. In accordance with Kentucky law, ULH&P implemented the full amount of the requested rate increase on October 1, 2005. In December 2005, the KPSC approved an annual rate increase of $8.1 million and reapproved the tracking mechanism through 2011. Pursuant to the KPSC’s order, ULH&P filed a refund plan in January 2006 for the excess revenues collected since October 1, 2005. In February 2006, the KPSC issued an additional order responding to a rehearing request made by the Attorney General. Its rehearing order approved the Company’s refund plan, which resulted in refunds being provided to customers beginning in March 2006. In February 2006, the Attorney General appealed the KPSC’s order to the Franklin Circuit Court, claiming that the order improperly allows ULH&P to increase its rates for gas main replacement costs in between general rate cases, and also claiming that the order improperly allows ULH&P to earn a return on investment for the costs recovered under the tracking mechanism which permits ULH&P to recover its gas main replacement costs. At this time, ULH&P cannot predict the outcome of this litigation.

(iv)       Gas Distribution Plant

In June 2003, the PUCO approved an amended settlement agreement between CG&E and the PUCO staff in a gas distribution safety case arising out of a gas leak at a service head-adapter (SHA) style riser on CG&E’s distribution system. The amended settlement agreement required CG&E to expend a minimum of $700,000 to replace SHA risers by December 31, 2003, and to file a comprehensive plan addressing all SHA risers on its distribution system. CG&E filed a comprehensive plan with the PUCO in December 2004 providing for replacement of approximately 5,000 risers in 2005 with continued monitoring thereafter. CG&E estimates the replacement cost of these risers will not be material. In April 2005, the PUCO issued an order closing this case. The PUCO issued a separate order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. At this time, Cinergy and CG&E cannot predict the outcome or the impact of the statewide investigation.

(v)        PUCO Merger Approval Appeal to the Supreme Court

In April 2006, The Office of the Ohio Consumers’ Counsel filed a Notice of Appeal with the Supreme Court of Ohio, requesting the Court remand the Commission’s merger approval for a full evidentiary hearing. The Office of the Ohio Consumers’ Counsel alleges that the Commission committed reversible error on both procedural and substantive grounds, in among other things, failing to set the matter for a full evidentiary hearing, failing to consider evidence regarding the transfer of the DENA assets to CG&E, and failing to lift the stay on discovery. While CG&E cannot predict the outcome of this matter, it is unlikely that the Court’s decision will affect the consummation of the merger.

(vi)       IURC Merger Approval Request for Rehearing and Reconsideration

In April 2006, Interveners, Citizens Action Coalition of Indiana, Inc., filed a Verified Petition for Rehearing and Reconsideration claiming that PSI should be ordered to provide an additional $5 million in rate credits to customers to be consistent with the NCUC order. An order on the Petition is expected in the second quarter of 2006.

(c)                                  Other

(i)         Synthetic Fuel Production

Cinergy produces synthetic fuel from two facilities that qualify for tax credits (through 2007) in accordance with Section 29/45K of the Internal Revenue Code if certain requirements are satisfied.  These credits reduce Cinergy’s income tax liability and therefore Cinergy’s effective tax rate.  Cinergy’s sale of synthetic fuel has generated $339 million in tax credits through December 31, 2005 and an additional $18 million, after reducing for phase-out, through March 31, 2006.  Section 29/45K provides for a phase-out of the credit if the average price of crude oil during a calendar year exceeds a specified threshold.  The phase-out is based on a prescribed calculation and definition of crude oil prices.  Based on current crude oil prices, we believe that for 2006 and 2007 the amount of the tax credits will be reduced, perhaps significantly.  If oil prices are high enough, we may idle the plants, as the value of the credits would not exceed the net costs to produce the synthetic fuel.  During the first quarter of 2006, an agreement was in place with the plant operator which would indemnify Cinergy in the event that tax credits are insufficient to support operating expenses.  Cinergy’s net investment in the plants at March 31, 2006 was approximately $37 million.

The Internal Revenue Service (IRS) is currently auditing Cinergy for the 2002, 2003, and 2004 tax years.  We expect the IRS will evaluate the various key requirements for claiming our Section 29/45K credits related to synthetic fuel.  If the IRS challenges our Section 29/45K tax credits related to synthetic fuel, and such challenges are successful, this could result in the disallowance of up to all $357 million in previously claimed credits for synthetic fuel produced by the applicable Cinergy facilities and a loss of our ability to claim future credits for synthetic fuel produced by such facilities.  We believe that we operate in conformity with all the necessary requirements to be allowed such tax credits under Section 29/45K.

(ii)       FirstEnergy Lawsuit

FirstEnergy has filed a lawsuit in the Court of Common Pleas in Summit County, Ohio against Cinergy with respect to a transaction between Cinergy and a subsidiary of FirstEnergy, relating to a joint venture company, Avon Energy Partners Holdings (Avon). In 1999, the FirstEnergy subsidiary acquired Cinergy’s share of Avon which it subsequently sold to a third party. The original transaction documents included an indemnity by Cinergy with respect to a certain investment owned by Avon. FirstEnergy claims that this indemnity was triggered by its sale of Avon to a third party, and is seeking to recover $15 million from Cinergy. On April 28, 2006, the court granted Cinergy’s motion for summary judgment, thus ruling that Cinergy is not obligated to pay the $15 million sought by FirstEnergy. FirstEnergy has appealed this decision. At this time, we cannot predict the outcome of this matter.

(iii)      Guarantees

In the ordinary course of business, Cinergy enters into various agreements providing financial or performance assurances to third parties on behalf of certain unconsolidated subsidiaries and joint ventures. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these entities on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish their intended commercial purposes. The guarantees have various termination dates, from short-term (less than one year) to open-ended.

In many cases, the maximum potential amount of an outstanding guarantee is an express term, set forth in the guarantee agreement, representing the maximum potential obligation of Cinergy under that guarantee (excluding, at times, certain legal fees to which a guaranty beneficiary may be entitled). In those cases where there is no maximum potential amount expressly set forth in the guarantee agreement, we calculate the maximum potential amount by considering the terms of the guaranteed transactions, to the extent such amount is estimable.

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures. These guarantees support performance under various agreements and instruments (such as construction contracts, operation and maintenance agreements, and energy service agreements). Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary. Cinergy Corp. has estimated its maximum potential liability to be $52 million under these guarantees as of March 31, 2006. Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees. The majority of these guarantees expire at the completion of the underlying performance agreement, the majority of which expire from 2016 to 2019.

Cinergy has entered into contracts that include indemnification provisions as a routine part of its business activities. Examples of these contracts include purchase and sale agreements and operating agreements. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract. In some cases, particularly with respect to purchase and sale agreements, the potential liability for certain indemnification obligations is capped, in whole or in part (generally at an aggregate amount not exceeding the sale price), and subject to a deductible amount before any payments would become due. In other cases (such as indemnifications for willful misconduct of employees in a joint venture), the maximum potential liability is not estimable given that the magnitude of any claims under those indemnifications would be a function of the extent of damages actually incurred. Cinergy has estimated the maximum potential liability, where estimable, to be $137 million under these indemnification provisions. The termination period for the majority of matters provided by indemnification provisions in these types of agreements generally ranges from 2006 to 2010.

We believe the likelihood that Cinergy would be required to perform or otherwise incur any significant losses associated with any or all of the guarantees described in the preceding paragraphs is remote.

8.     Discontinued Operations

In December 2005, Cinergy completed the sale of a wholly-owned subsidiary in the Czech Republic that was engaged in the generation and sale of heat and electricity. At the time of the sale, the subsidiary had assets of approximately $113 million and liabilities of approximately $12 million. The net, after-tax, gain from the sale was approximately $18 million (including a net, after-tax, cumulative currency translation gain of approximately $24 million).

In December 2005, Cinergy began taking steps to sell its wholly-owned North American energy management and energy performance contracting business. In December 2005, Cinergy recognized a $17 million pre-tax impairment charge to value this business to its estimated fair value less cost to sell in accordance with being deemed held for sale. In April 2006, Cinergy completed the sale of this business. The net, after tax, loss on the sale was approximately $19 million (including the $17 million impairment charge recognized in December 2005).

These consolidated entities have been presented as Discontinued operations, net of tax in Cinergy’s Condensed Consolidated Statements of Income and as Assets/Liabilities of Discontinued Operations in Cinergy’s Condensed Consolidated Balance Sheets. The discontinued operations were part of Commercial Business Unit (Commercial).

The accompanying financial statements and prior year financial statements have been reclassified to account for these entities as such.

The following table reflects the assets and liabilities, the results of operations, and the income (loss) on disposal related to investments accounted for as discontinued operations for the quarters ended March 31, 2006 and 2005.

	March 31
	2006	2005
	(in millions)

Revenues(1)	$5	$18

Income (Loss) Before Taxes	$(3)	$3

Income Taxes Expense (Benefit)	$(1)	$1

Income (Loss) from Discontinued Operations
Income (Loss) from operations, net of tax	$(2)	$2
Loss on disposal, net of tax	(2)	—

Total Income (Loss) from Discontinued Operations	$(4)	$2

Assets
Current assets	$9	$34
Property, plant, and equipment-net	—	120
Other assets	13	29

Total Assets	$22	$183

Liabilities
Current liabilities	$8	$7
Long-term debt (including Long-term debt due within one year)	13	17
Other	5	16

Total Liabilities	$26	$40

Cash Flows
Operating Activities	$3	$10
Investing Activities	2	3
Financing Activities	(5)	(8)

Total Cash Flows	$—	$5

(1)             Presented for informational purposes only. All results of operations are reported net in our Statements of Income.

9.   Financial Information by Business Segment

As discussed in the 2005 10-K, we conduct operations through our subsidiaries and manage our businesses through the following three reportable segments:

•                  Regulated Business Unit (Regulated);

•                  Commercial; and

•                  Power Technology and Infrastructure Services Business Unit (Power Technology and Infrastructure).

Regulated consists of PSI’s regulated generation and transmission and distribution operations, and CG&E and its subsidiaries’ regulated electric and gas transmission and distribution systems and its subsidiaries’ regulated electric generation. Regulated plans, constructs, operates, and maintains Cinergy’s transmission and distribution systems and delivers gas and electric energy to consumers. Regulated also earns revenues from wholesale customers primarily by these customers transmitting electric power through Cinergy’s transmission system. These businesses are subject to cost of service rate making where rates to be charged to customers are based on prudently incurred costs over a test period plus a reasonable rate of return.

Commercial manages our wholesale generation and energy marketing and trading activities. Commercial also performs energy risk management activities, provides customized energy solutions and is responsible for all of our international operations.

Power Technology and Infrastructure primarily manages Cinergy Ventures, LLC (Ventures), Cinergy’s venture capital subsidiary. Ventures identifies, invests in, and integrates new energy technologies into Cinergy’s existing businesses, focused primarily on operational efficiencies and clean energy technologies. In addition, Power Technology and Infrastructure manages our investments in other energy infrastructure and telecommunication service providers.

Following are the financial results by business unit. Certain prior-year amounts have been reclassified to conform to the current presentation.

Financial results by business unit for the quarters ended March 31, 2006, and March 31, 2005, are as indicated below.

	Cinergy Business Units
	Regulated	Commercial	Power Technology and Infrastructure	Total	Reconciling Eliminations(1)	Consolidated
	(in millions)

Quarter ended March 31, 2006

Operating revenues
External customers	$1,026	$623	$—	$1,649	$—	$1,649
Intersegment revenues	—	1	—	1	(1)	—

Gross margins
Electric(2)	478	233	—	711	—	711
Gas(3)	90	34	—	124	—	124

Discontinued operations, net of tax(4)	—	(4)	—	(4)	—	(4)
Cumulative effect of a change in accounting principle, net of tax(5)	(2)	(1)	—	(3)	—	(3)

Net income (loss)	34	50	(5)	79	—	79

Quarter ended March 31, 2005

Operating revenues
External customers	$912	$414	$—	$1,326	$—	$1,326
Intersegment revenues	12	45	—	57	(57)	—

Gross margins
Electric(2)	442	172	—	614	—	614
Gas(3)	98	6	—	104	—	104

Discontinued operations, net of tax(4)	—	2	—	2	—	2

Net income (loss)	76	45	(4)	117	—	117

(1)            The Reconciling Eliminations category eliminates the intersegment revenues of Commercial and Regulated.

(2)            Electric gross margins are calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(3)            Gas gross margins are calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

(4)            See Note 8 for additional information.

(5)            See Note 1(e)(i) for additional information.

Total segment assets at March 31, 2006 and December 31, 2005, are as indicated below:

	Cinergy Business Units
	Regulated	Commercial(1)	Power Technology and Infrastructure	Total
	(in millions)

Segment assets from continuing operations	$10,285	$5,927	$122	$16,334
Segment assets from discontinued operations	—	22	—	22
Total segment assets at March 31, 2006	$10,285	$5,949	$122	$16,356

Segment assets from continuing operations	$9,963	$7,025	$132	$17,120
Segment assets from discontinued operations	—	34	—	34
Total segment assets at December 31, 2005	$9,963	$7,059	$132	$17,154

(1)      The decrease in Commercial’s assets was primarily due to decreases in energy risk management assets and decreases in trade receivables.

10.  Earnings Per Common Share (EPS)

A reconciliation of EPS — basic to EPS — diluted from continuing operations is presented below for the quarters ended March 31, 2006 and 2005:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Quarter Ended March 31, 2006

EPS — basic:

Income from continuing operations — basic	$86,914	200,286	$0.43

EPS — diluted:
Common stock options		713
Directors’ compensation plans		162

Income from continuing operations — diluted	$86,914	201,161	$0.43

Quarter Ended March 31, 2005

EPS — basic:

Income from continuing operations — basic	$114,879	195,647	$0.59

EPS — diluted:
Common stock options		627
Directors’ compensation plans		148
Stock purchase contracts		290

Income from continuing operations — diluted	$114,879	196,712	$0.59

Options to purchase shares of common stock are excluded from the calculation of EPS — diluted, if they are considered to be anti-dilutive. Share amounts of 1.3 million and 1.5 million were excluded from the EPS — diluted calculation for the quarters ended March 31, 2006 and 2005, respectively.

11.  Acquisition and Transfer of Generating Assets

(a)                                  Transfer of Duke Generating Assets to CG&E — Subsequent Event

In April 2006, Duke contributed to CG&E its ownership interest in five plants, representing a mix of combined cycle and peaking plants, with a combined capacity of 3,760 megawatts (MWs), as follows:

Generating Plant	Location	Ownership Interest	Fuel Type	Owned MW Capacity

Fayette	Fayette County, Pennsylvania	100%	Gas	620
Hanging Rock	Lawrence County, Ohio	100	Gas	1,240
Lee	Lee County, Illinois	100	Gas	640
Vermillion	Vermillion County, Indiana	75	Gas	640
Washington	Washington County, Ohio	100	Gas	620
				3,760

The transaction was effective in April 2006 and was accounted for at Duke’s net book value for these assets. The LLCs holding these generating plants, which were indirect subsidiaries of Duke, were first distributed to Duke, which then contributed them to Cinergy which, in turn, contributed them to CG&E. In the final step, these LLCs were then merged into CG&E.

In connection with the contribution of these assets, CG&E assumed certain related liabilities. In particular, CG&E assumed from Duke all payment, performance, and other obligations of Duke, with respect to certain deferred tax liabilities related to the assets. The following table summarizes this transaction for CG&E:

(in millions)

Assets Received
Generating Assets	$1,563
Other Assets	15
Total Assets Received	$1,578

Liabilities Assumed
Deferred Tax Liabilities	$181
Other	11
Total Liabilities Assumed	$192

Contributed Capital from Duke	$1,386

As part of this transaction, Duke Capital LLC, a subsidiary of Duke, agreed to reimburse CG&E through April 2016 in the event of certain cash shortfalls that may result from CG&E’s ownership of the five stations.

(b)                                  Transfer of Generating Assets from CG&E to ULH&P

In January 2006, CG&E contributed 100 percent of its ownership interest in one generating unit and one peaking plant with a combined capacity of 727 MWs and its 69 percent interest in another generating station with an owned capacity of 414 MWs to ULH&P, its wholly owned subsidiary. The transaction was effective as of January 1, 2006 at a net book value of approximately $140 million.

In this report, Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we,” “our,” or “us.”

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “should”, “could”, “may”, “plan”, “project”, “predict”, “will”, and similar expressions.

Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•                  Factors affecting operations, such as:

(1)          unanticipated weather conditions;

(2)          unscheduled generation outages;

(3)          unusual maintenance or repairs;

(4)          unanticipated changes in costs;

(5)          environmental incidents; and

(6)          electric transmission or gas pipeline system constraints.

•                  Legislative and regulatory initiatives and legal developments including costs of compliance with existing and future environmental requirements.

•                  Additional competition in electric or gas markets and continued industry consolidation.

•                  Financial or regulatory accounting principles.

•                  Changing market conditions and other factors related to physical energy and financial trading activities.

•                  The performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities.

•                  Availability of, or cost of, capital.

•                  Employee workforce factors.

•                  Delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

•                  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims.

•                  Business uncertainties, contractual restrictions, and the potential inability to attract and retain key personnel.

We undertake no obligation to update the information contained herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In this report, Cinergy (which includes Cinergy Corp. and all of its regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we”, “our”, or “us”.

The following discussion should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report and the combined Form 10-K for the year ended December 31, 2005 (2005 10-K). We have reclassified certain prior-year amounts in the financial statements of Cinergy, The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI) to conform to current presentation. The following discussions of results are not necessarily indicative of the results to be expected in any future period.

MERGER

In March 2006, Cinergy and Duke, a North Carolina corporation, received final approvals in connection with the merger from Duke and Cinergy shareholders, the North Carolina Utilities Commission (NCUC), and the Indiana Utility Regulatory Commission (IURC) and effective April 3, 2006, Cinergy Corp. consummated the merger with Duke. Under the merger agreement, each share of Cinergy common stock was converted into 1.56 shares of the newly formed company, Duke Energy Holding Corp., a Delaware Corporation (Duke Energy Holding) (subsequently renamed Duke Energy Corporation).

Duke and Cinergy believe that the combination will provide substantial strategic and financial benefits to their shareholders, employees and customers, including:

•                  increased financial strength and flexibility;

•                  stronger utility business platform;

•                  greater scale and fuel diversity, as well as improved operational efficiencies for the merchant generation business;

•                  broadened electric distribution platform;

•                  improved reliability and customer service through the sharing of best practices;

•                  increased scale and scope of the electric and gas businesses with stand-alone strength;

•                  complementary positions in the midwest;

•                  greater customer diversity;

•                  combined expertise; and

•                  significant cost savings synergies.

As a condition to the merger approval, the Public Utilities Commission of Ohio (PUCO) and the Kentucky Public Service Commission (KPSC) required that certain merger related savings be refunded to customers in each service territory and provided additional conditions that the new company would have to meet. While the merger itself was not subject to approval by the IURC, the IURC approved, subject to similar conditions, certain affiliate agreements in connection with the merger. Key elements of these provisions were:

•                  CG&E will provide a rate credit of approximately $15 million for one year to facilitate economic development in a time of increasing rates and a credit of approximately $21 million to CG&E’s gas and electric customers in Ohio for one year, with both credits beginning January 1, 2006.

In April 2006, The Office of the Ohio Consumers’ Counsel (OCC) filed a Notice of Appeal with the Supreme Court of Ohio, requesting the Court remand the PUCO’s merger approval for a full evidentiary hearing. The Office of the Ohio Consumers’ Counsel alleges that the PUCO committed reversible error on both procedural and substantive grounds, in among other things, failing to set the matter for a full evidentiary hearing, failing to consider evidence regarding the transfer of the Duke Energy North America (DENA) assets to CG&E, and failing to lift the stay on discovery. CG&E and the OCC have resolved this matter through settlement and we expect the OCC to withdraw its appeal.

•                  PSI will provide a rate credit of $40 million to PSI customers over a one year period and $5 million for low-income energy assistance and clean coal technology. In April 2006,  Interveners, Citizens Action Coalition of Indiana, Inc., filed a Verified Petition for Rehearing and Reconsideration claiming that PSI should be ordered to provide an additional $5 million in rate credits to customers to be consistent with the NCUC order. An order on the Petition is expected in the second quarter of 2006.

•                  ULH&P will provide $7.6 million in rate credits to ULH&P customers over five years, ending when new rates are established in the next rate case after January 1, 2008.

In addition, the Federal Energy Regulatory Commission (FERC) approved the merger without conditions. On January 19, 2006, Public Citizen’s Energy Program, Citizen’s Action Coalition of Indiana, Ohio Partners for Affordable Energy and Southern Alliance for Clean Energy requested rehearing of the FERC approval. On February 21, 2006, the FERC issued an order granting rehearing of FERC’s order for further consideration.

The consummation of the merger triggered certain change in control provisions that provided enhanced, and/or accelerated benefits to management level employees in the event of a qualifying transaction. See Note 2(b)(iii) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Information” for additional information on these payments.

Purchase price allocation and goodwill

Duke has been determined to be the acquirer and Cinergy the acquiree under generally accepted accounting principles. The merger is being recorded using the purchase method of accounting whereby the total purchase price of approximately $9 billion is being allocated to Cinergy’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values. Cinergy Corp.’s results of operations will be included in Duke Energy Holding’s results beginning April 3, 2006.

The allocation of the purchase price to the net assets of Cinergy and the resulting goodwill determination are not yet complete. However, preliminary indications are that the acquisition will result in approximately $4 billion of goodwill.

Based on management’s review and analysis of relevant Securities and Exchange Commission (SEC) regulations, Cinergy expects the impacts of purchase accounting, including goodwill, to be pushed down and recorded on the financial statements of Cinergy. Management also expects that a portion of the purchase price will be pushed down and recorded on the financial statements of CG&E. Since the merger did not occur until April 2006, all impacts of push-down accounting will be implemented in the second quarter financial statements of Cinergy and CG&E. Our review of SEC regulations has indicated that PSI’s financial statements are not required to use push-down accounting and management does not anticipate electing to do so.

2006 qUARTERLY RESULTS OF OPERATIONS — CINERGY

Summary of Results

The Results of Operations discussion for Cinergy is presented in a reduced disclosure format in accordance with General Instruction H(2)(a) of Form 10-Q.

Given the dynamics of our business, which include regulatory revenues with directly offsetting expenses and commodity trading operations for which results are primarily reported on a net basis, we have concluded that a discussion of our results on a gross margin basis is most appropriate. Electric gross margins represent electric operating revenues less the related direct costs of fuel, emission allowances, and purchased power. Gas gross margins represent gas operating revenues less the related direct cost of gas purchased. Within each of these areas, we will discuss the key drivers of our results.

Electric and gas gross margins and net income for Cinergy for the quarters ended March 31, 2006 and 2005 were as follows:

	Cinergy
	2006	2005	Change	% Change
	(in millions)

Electric gross margin(1)	$711	$614	$97	16%
Gas gross margin(2)	124	104	20	19
Net income	79	117	(38)	(32)

(1)             Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Statements of Income.

(2)             Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Statements of Income.

Gross Margins

The 16 percent increase in electric gross margins was primarily due to the following factors:

•                  An increase in retail margins from CG&E’s rate stabilization plan (RSP), primarily due to its implementation for residential customers in January 2006 and increased margins from non-residential customers related to the timing of collection of fuel, purchased power, and emission allowance costs;

•                  An increase due to timing differences in revenue recognition between certain components of our generation portfolio, some of which are accounted for on a mark-to-market basis and some on an accrual basis; and

•                  An increase in the average price received per megawatt hour (MWh), due to the return of certain CG&E retail customers to full electric service and a CG&E retail distribution base rate increase implemented in January 2006.

Partially offsetting these increases were:

•                  A decline in margins from power marketing and trading contracts, primarily due to strong results in the first quarter of 2005;

•                  A decline in PSI’s non-retail margins, primarily driven by an adverse ruling from the IURC on a fuel-related matter; and

•                  A decline due to milder weather in the first quarter of 2006, as compared to 2005.

The 19 percent increase in gas gross margins was primarily due to timing differences in revenue recognition between physical storage activities (which are accounted for on an accrual basis) and the associated derivative contracts that hedge the physical storage (which are accounted for on a mark-to-market basis).

Net Income

The 32 percent decrease in net income was primarily due to the following factors:

•                  An increase in Operation and maintenance expense resulting primarily from:

•                  Significant merger related costs incurred in the first quarter of 2006, see Note 2(b)(iii) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Information” for further information;

•                  An increase in health care costs and incentive compensation; and

•                  Increased costs at our synthetic fuel facilities primarily related to production costs at a facility purchased in the second quarter of 2005.

•                  An increase in Interest Expense, primarily due to an increase in interest expense related to a tax contingency and an increase in average long-term debt outstanding.

Partially offsetting these increased expenses were increases in electric and gas gross margins as previously discussed and an increase in Miscellaneous Income — Net primarily due to impairment and disposal charges recognized in 2005 on certain investments.

2006 QUARTERLY RESULTS OF OPERATIONS - CG&E

Summary of Results

The Results of Operations discussion for CG&E is presented in a reduced disclosure format in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric and gas gross margins and net income for CG&E for the quarters ended March 31, 2006 and 2005 were as follows:

	CG&E
	2006	2005	Change	% Change
	(in millions)

Electric gross margin(1)	$432	$319	$113	35%
Gas gross margin(2)	90	99	(9)	(9)
Net income	116	85	31	36

(1)     Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Statements of Income.

(2)     Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Statements of Income.

Gross Margins

The 35 percent increase in electric gross margins was primarily due to the following factors:

•                  An increase in retail margins from the RSP, primarily due to its implementation for residential customers in January 2006 and increased margins from non-residential customers related to the timing of collection of fuel, purchased power, and emission allowance costs;

•                  An increase due to timing differences in revenue recognition between certain components of our generation portfolio, some of which are accounted for on a mark-to-market basis and some on an accrual basis; and

•                  An increase in the average price received per MWh, due to the return of certain retail customers to full electric service and a retail distribution base rate increase implemented in January 2006.

Partially offsetting these increases were:

•                  A decline in margins from power marketing and trading contracts, primarily due to strong results in the first quarter of 2005; and

•                  A decline due to milder weather in the first quarter of 2006, as compared to 2005.

The nine percent decrease in gas gross margins was primarily due to milder weather in the first quarter of 2006, as compared to 2005, and a decline in non-weather related demand. Partially offsetting these declines was a ULH&P base rate increase implemented in October 2005.

Net Income

The 36 percent increase in net income was primarily due to the increase in electric gross margins, as previously discussed.

Partially offsetting the increased margins was an increase in Operation and maintenance expenses associated with various increases in operating expenses, including significant merger related costs in the first quarter of 2006, see Note 2(b)(iii) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Information” for further information.

2006 QUARTERLY RESULTS OF OPERATIONS - PSI

Summary of Results

The Results of Operations discussion for PSI is presented in a reduced disclosure format in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric gross margins and net income for PSI for the quarters ended March 31, 2006 and 2005 was as follows:

	PSI
	2006	2005	Change	% Change
	(in millions)

Electric gross margin(1)	$285	$293	$(8)	(3)%
Net income	19	42	(23)	(55)

(1)    Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Statements of Income.

Gross Margins

The three percent decrease in electric gross margins was primarily due to the following factors:

•                  A decline in non-retail margins, primarily driven by an adverse ruling from the IURC on a fuel-related matter; and

•                  A decline due to milder weather in the first quarter of 2006, as compared to 2005.

Partially offsetting these declines was growth in non-weather related demand.

Net Income

The 55 percent decrease in net income was primarily due to the following factors:

•                  An increase in Operation and maintenance expense due in part to significant merger related costs in the first quarter of 2006, see Note 2(b)(iii) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Information” for further information.

•                  The decrease in electric gross margins, as previously discussed; and

•                  An increase in Interest Expense, primarily due to an increase in average long-term debt outstanding and an increase in interest expense related to a tax contingency.

Partially offsetting these increased expenses and decreased margins was an increase in Miscellaneous Income — Net.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLEAN AIR ACT (CAA) LAWSUIT

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, The Cincinnati Gas & Electric Company (CG&E), and PSI Energy, Inc. (PSI) alleging various violations of the CAA. Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana state implementation plan (SIP) permits for various projects at our owned and co-owned generating stations. Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the Environmental Protection Agency (EPA) and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Station. The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s W.C. Beckjord and Miami Fort Stations, and PSI’s Cayuga, Gallagher, Wabash River, and Gibson Stations, and (2) civil penalties in amounts of up to $27,500 per day for each violation. In addition, three northeast states and two environmental groups have intervened in the case. In August 2005, the district court issued a ruling regarding the emissions test that it will apply to Cinergy at the trial of the case. Contrary to Cinergy’s argument, the district court ruled that in determining whether a project was projected to increase annual emissions, it would not hold hours of operation constant. However, the district court subsequently certified the matter for interlocutory appeal to the Seventh Circuit Court of Appeals, which has accepted the appeal and set oral arguments for June 2006. In February 2006, the district court ruled that in carrying its burden of proof, the defendant can look to industry practice in proving a particular project was routine. The district court has removed the trial from the calendar and will reset a trial date, if necessary, after the Seventh Circuit rules. Notwithstanding the appeal, there are a number of other legal issues currently before the district court judge.

In March 2000, the United States also filed in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and CG&E. The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. This suit is being defended by CSP. In April 2001, the United States District Court for the Southern District of Ohio in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations. Neither party appealed that decision. This matter was heard in trial in July 2005. A decision is pending.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and CG&E. The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against CG&E, DP&L and CSP for alleged violations of the CAA at this same generating station. This case is currently in discovery in front of the same judge who has the CSP case.

We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations. We intend to vigorously defend against these allegations.

CARBON DIOXIDE (CO2) LAWSUIT

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the district court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals, and oral argument is scheduled for June 2006. We are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

ZIMMER GENERATING STATION (ZIMMER STATION) LAWSUIT

In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against CG&E for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance. The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim. One lawsuit was dismissed on procedural grounds and the remaining two have been consolidated. The plaintiff filed a motion for class certification, which is fully briefed and pending decision. At this time, we cannot predict whether the outcome of this matter will have a material impact on our financial position or results of operations. We intend to defend this lawsuit vigorously in court.

MANUFACTURED GAS PLANT (MGP) SITES

Coal tar residues, related hydrocarbons, and various metals have been found in at least 22 sites that PSI or its predecessors previously owned and sold in a series of transactions with Northern Indiana Public Service Company (NIPSCO) and Indiana Gas Company, Inc. (IGC). The 22 sites are in the process of being studied and will be remediated, if necessary. In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them. Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites. In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the nine sites. The Indiana Department of Environmental Management oversees investigation and cleanup of all of these sites.

In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers. PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites; or (2) pay PSI’s cost of defense. PSI settled, in principle, its claims with all but one of the insurance carriers in January 2005 prior to commencement of the trial. With respect to the lone insurance carrier, a jury returned a verdict against PSI in February 2005. PSI has appealed this decision. At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeal.

PSI has accrued costs related to investigation, remediation, and groundwater monitoring for those sites where such costs are probable and can be reasonably estimated. We will continue to investigate and remediate the sites as outlined in the voluntary remediation plan. As additional facts become known and investigation is completed, we will assess whether the likelihood of incurring additional costs becomes probable. Until all investigation and remediation is complete, we are unable to determine the overall impact on our financial position or results of operations.

CG&E has performed site assessments on certain of their sites where we believe MGP activities have occurred at some point in the past and have found no imminent risk to the environment. At the present time, CG&E cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

Asbestos claims litigation

PSI and CG&E, have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations. Currently, there are approximately 130 pending lawsuits (the majority of which are PSI cases). In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work as outside contractors in the construction and maintenance of CG&E and PSI generating stations. The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure. The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against PSI has been tried to verdict. The jury returned a verdict against PSI on a negligence claim and a verdict for PSI on punitive damages. PSI appealed this decision up to the Indiana Supreme Court. In October 2005, the Indiana Supreme Court upheld the jury’s verdict. PSI paid the judgment of approximately $630,000 in the fourth quarter of 2005. In addition, PSI has settled over 150 other claims for amounts, which neither individually nor in the aggregate, are material to PSI’s financial position or results of operations. Based on estimates under varying assumptions, concerning such uncertainties, such as, among others:  (i) the number of contractors potentially exposed to asbestos during construction or maintenance of PSI generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, PSI estimates that the range of reasonably possible exposure in existing and future suits over the next 50 years could range from an immaterial amount to approximately $60 million, exclusive of costs to defend these cases. This estimated range of exposure may change as additional settlements occur and claims are made in Indiana and more case law is established.

CG&E has been named in fewer than 10 cases and as a result has virtually no settlement history for asbestos cases. Thus, CG&E is not able to reasonably estimate the range of potential loss from current or future lawsuits. However, potential judgments or settlements of existing or future claims could be material to CG&E.

DUNAVAN WASTE SUPERFUND SITE

In July and October 2005, PSI received notices from the EPA that it has been identified as a de minimus potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act at the Dunavan Waste Oil Site in Oakwood, Vermilion County, Illinois. At this time, PSI does not have any further information regarding the scope of potential liability associated with this matter.

ONTARIO, CANADA LAWSUIT

We understand that a class action lawsuit was filed in Superior Court in Ontario, Canada against us and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada and damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually. We understand that the lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion. We have not yet been served in this lawsuit, however, if served, we intend to defend this lawsuit vigorously in court. We are not able to predict whether resolution of this matter would have a material effect on our financial position or results of operations.

HURRICANE KATRINA LAWSUIT

On April 19, 2006, Cinergy was named in the third amended complaint of a purported class action filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, is liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that Cinergy’s, and others, greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. Cinergy has not been served with this lawsuit. At this time, we are not able to predict whether resolution of this matter would have a material effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

The documents listed below are being filed, or have previously been filed, on behalf of Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), and PSI Energy, Inc. (PSI) and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant	Nature of Exhibit	Previously Filed as Exhibit to:

10.1	Cinergy Corp.	Consulting Agreement, dated March 31, 2006, between Michael J. Cyrus and Cinergy Corp.	Cinergy Corp. Form 8-K, filed April 6, 2006

10.2	Cinergy Corp.	Summary of Amendment to Employment Agreement of James E. Rogers, Michael J. Cyrus, Marc E. Manly, Lynn J. Good and James L. Turner.	Cinergy Corp. Form 8-K, filed April 6, 2006

10.3	Cinergy Corp.	Agreement, dated March 31, 2006, between James E. Rogers and Cinergy Corp.	Cinergy Corp. Form 8-K, filed April 6, 2006

10.4	CG&E	Keepwell Agreement, dated April 10, 2006, between Duke Capital LLC and CG&E.	CG&E Form 8-K, filed April 14, 2006

Certificates

31-a	Cinergy Corp.	Certification by David L. Hauser pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Cinergy Corp.	Certification by Steven K. Young pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-c	CG&E PSI	Certification by James L. Turner pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-d	CG&E PSI	Certification by Myron L. Caldwell pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Cinergy Corp.	Certification by David L. Hauser pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Cinergy. Corp.	Certification by Steven K. Young pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-c	CG&E PSI	Certification by James L. Turner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-d	CG&E PSI	Certification by Myron L. Caldwell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Cinergy Corp., The Cincinnati Gas & Electric Company, and PSI Energy, Inc. each Securities Exchange Act of 1934, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINERGY CORP. Registrants

Date: May 9, 2006	/s/ David L. Hauser
David L. Hauser
(duly authorized officer
and
principal executive officer)

Date: May 9, 2006	/s/ Steven K. Young
Steven K. Young
(duly authorized officer
and
principal financial officer)

THE CINCINNATI GAS & ELECTRIC COMPANY PSI ENERGY, INC. Registrants

Date: May 9, 2006	/s/ Myron L. Caldwell
Myron L. Caldwell
(duly authorized officer
and
principal financial officer)

Date: May 9, 2006	/s/ Dwight L. Jacobs
Dwight L. Jacobs
(duly authorized officer
and
chief accounting officer)