Form 10-Q
period 2006-09-30
Duke Energy Indiana, Inc.
filed 2006-11-17
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 1-3543

DUKE ENERGY INDIANA, INC.

(Formerly PSI Energy, Inc.)

(An Indiana Corporation)

1000 East Main Street

Plainfield, Indiana 46168

(513) 421-9500

Registrant, State of Incorporation,

Address and Telephone Number

35-0594457

I.R.S. Employer Identification No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐                  Accelerated Filer ☐                  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Duke Energy Indiana, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

As of October 31, 2006, shares of common stock outstanding were as follows:

Registrant	Description	Shares
Duke Energy Indiana, Inc.	Without par value, stated value $.01 per share	53,913,701

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Indiana, Inc’s (Duke Energy Indiana) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on company operations, including the economic, operational and other effects of hurricanes and ice storms;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The results of financing efforts, including Duke Energy Indiana’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Energy Indiana’s credit ratings and general economic conditions;
•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Indiana for Duke Energy’s defined benefit pension plans;
•	The level of credit worthiness of counterparties to Duke Energy Indiana’s transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for Duke Energy Indiana’s business units, including the timing and success of efforts to develop domestic power and other projects;
•	The performance of electric generation facilities;
•	The extent of success in connecting and expanding electric markets; and
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Energy Indiana has described. Duke Energy Indiana undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues
Regulated electric	$572,080	$572,930	$1,608,269	$1,426,795
Operating Expenses
Operation, maintenance and other	127,433	106,290	425,242	335,662
Fuel used in electric generation and purchased power	239,928	234,552	706,004	500,668
Depreciation and amortization	74,953	72,576	223,405	219,538
Property and other taxes	16,334	12,126	46,632	38,059
Total operating expenses	458,648	425,544	1,401,283	1,093,927
Losses on Sales of Other Assets and Other, net	(538)	—	(538)	—
Operating Income	112,894	147,386	206,448	332,868
Other Income and Expenses, net	10,365	5,481	31,775	15,973
Interest Expense	24,192	29,360	88,985	81,037
Income Before Income Taxes	99,067	123,507	149,238	267,804
Income Tax Expense	35,900	57,500	54,900	116,723
Net Income	63,167	66,007	94,338	151,081

Dividend and Premiums on Redemption of Preferred and Preference Stock	—	391	151	1,685
Earnings Available for Common Stockholder	$63,167	$65,616	$94,187	$149,396

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$9,776	$31,860
Receivables (net of allowance for doubtful accounts of $677 at September 30, 2006 and $137 at December 31, 2005)	82,415	217,978
Inventory	122,405	102,976
Assets held for sale	459	—
Other	25,658	75,064
Total current assets	240,713	427,878
Investments and Other Assets
Restricted funds held in trust	209,874	243,612
Intangible assets	123,918	113,622
Assets held for sale	106,444	—
Other	117,176	91,628
Total investments and other assets	557,412	448,862
Property, Plant and Equipment
Cost	7,484,783	7,289,552
Less accumulated depreciation and amortization	2,527,000	2,456,183
Net property, plant and equipment	4,957,783	4,833,369
Regulatory Assets and Deferred Debits
Deferred debt expense	47,804	49,995
Regulatory assets related to income taxes	7,130	18,652
Other	380,349	463,426
Total regulatory assets and deferred debits	435,283	532,073
Total Assets	$6,191,191	$6,242,182

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2006	December 31, 2005
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$77,605	$170,451
Notes payable and commercial paper	43,658	435,212
Taxes accrued	66,466	33,713
Interest accrued	39,784	34,530
Current maturities of long-term debt and preferred stock	4,543	328,149
Other	60,681	56,269
Total current liabilities	292,737	1,058,324
Long-term Debt	2,398,815	1,891,713
Deferred Credits and Other Liabilities
Deferred income taxes	621,363	609,569
Investment tax credit	21,471	23,624
Accrued pension and other postretirement benefit costs	227,388	227,435
Regulatory liabilities	484,155	394,377
Asset retirement obligations	15,686	15,001
Other	88,289	48,918
Total deferred credits and other liabilities	1,458,352	1,318,924
Commitments and Contingencies
Cumulative Preferred Stock Not Subject to Mandatory Redemption	—	11,258
Common Stockholder’s Equity
Common stock, no par; $.01 stated value; 60,000,000 shares authorized and 53,913,701 shares outstanding at September 30, 2006 and December 31, 2005	539	539
Paid-in capital	840,692	840,692
Retained earnings	1,217,342	1,148,192
Accumulated other comprehensive loss	(17,286)	(27,460)
Total common stockholder’s equity	2,041,287	1,961,963
Total Liabilities and Common Stockholder’s Equity	$6,191,191	$6,242,182

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$94,338	$151,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,405	219,538
Losses on sales of other assets	538	—
Deferred income taxes	19,317	13,225
Regulatory asset/liability amortization	19,287	33,102
Accrued pension and postretirement benefit costs	33,527	26,554
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	29,685	3,329
Receivables	135,564	(22,700)
Inventory	(19,888)	(15,427)
Other current assets	4,476	253
Increase (decrease) in:
Accounts payable	(113,936)	89,716
Taxes accrued	32,753	53,122
Other current liabilities	5,254	3,224
Regulatory asset/liability deferrals	144,145	(167,119)
Other assets	(41,030)	(49,465)
Other liabilities	2,866	24,224
Net cash provided by operating activities	570,301	362,657
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(368,396)	(397,655)
Investment expenditures	(2,293)	(100,461)
Purchases of emission allowances	(71,924)	(147,579)
Sale of emission allowances	57,289	10,408
Withdrawal of restricted funds held in trust	37,869	74,800
Net cash used in investing activities	(347,455)	(560,487)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	324,850	48,656
Redemption of long-term debt	(327,281)	(130,000)
Redemption of preferred stock of subsidiaries	(11,258)	(31,075)
Notes payable and commercial paper	(206,054)	243,102
Dividends paid	(25,187)	(113,107)
Contribution from parent	—	200,000
Net cash (used in) provided by financing activities	(244,930)	217,576
Net (decrease) increase in cash and cash equivalents	(22,084)	19,746
Cash and cash equivalents at beginning of period	31,860	10,794
Cash and cash equivalents at end of period	$9,776	$30,540

Supplemental Disclosures
Significant non-cash transactions:
Allowance for funds used during construction (AFUDC)—equity component	$(12,200)	$(5,238)

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations and Basis of Consolidation

Duke Energy Indiana, Inc, (Duke Energy Indiana) (formerly PSI Energy, Inc.) an Indiana corporation organized in 1942, is a wholly owned subsidiary of Cinergy Corp. (Cinergy). Duke Energy Indiana is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity.

On April 3, 2006, in accordance with their previously announced merger agreement, Duke Energy Corporation (Old Duke Energy) and Cinergy Corp. merged into wholly owned subsidiaries of Duke Energy Holding Corp. (Duke Energy HC), resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of Duke Energy common stock, and each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock, which resulted in the issuance of approximately 1.2 billion shares of Duke Energy common stock. Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein.

As a result of the merger between Duke Energy and Cinergy Corp., Duke Energy Indiana’s financial statements are not required to use push-down accounting, and therefore, the assets and liabilities of Duke Energy Indiana have not been recorded at their fair values as of the merger date.

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Indiana’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units, changes in mark-to-market (MTM) valuations, changing commodity prices, and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Indiana’s Form 10-K for the year ended December 31, 2005 (2005 10-K).

Reclassifications and Revisions

Business Segments and Performance Measures

As a result of the merger with Duke Energy, effective in the second quarter of 2006, Duke Energy Indiana adopted new business segments, and the segment performance measure has been changed to earnings before interest and taxes (EBIT) from continuing operations. As a result, certain prior period amounts have been retroactively adjusted to conform to the new segment presentation and measures. See Note 8 for further discussion of segments.

Conforming Changes in Accounting and Reporting

Emission Allowance Accounting

Effective with the merger between Duke Energy and Cinergy, Duke Energy Indiana classifies emission allowances as Intangible Assets in the accompanying Consolidated Balance Sheets and includes cash flows from purchases and sales of emission allowances as investing activities. Historically, Duke Energy Indiana classified emission allowances as Inventory and Other non-current assets in the Consolidated Balance Sheets, presented revenues from sales of emission allowances as operating revenues and the cost of emission allowances sold as cost of fuel resold in the Consolidated Statements of Operations and presented cash flows from purchases and sales of emission allowances as operating activities in the accompanying Consolidated Statements of Cash Flows. The classification of Inventory or Other non-current assets was determined by the emission allowances vintage year. While the historical policy of classifying emission allowances as Inventory and Other non-current assets was considered acceptable, Duke Energy Indiana changed its method of accounting for emission allowances because it believes the classification of emission allowances as Intangible Assets is preferable since emission allowances are contractual rights, which have no physical substance and meet the intangible definition of identifiable non-monetary assets. Emission allowances, which do not have an expiration date, are recognized in earnings as they are consumed or sold. As a result of this change in classification, gains or losses on sales of emission allowances for non-regulated business are presented

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

on a net basis in Loss on Sales of Other Assets and Other, net in the accompanying Consolidated Statements of Operations. For regulated businesses, that provide for direct recovery of emission allowances, any gains or losses on sales of recoverable emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances and, therefore, as the recovery of the gain or loss is recognized in operating revenues, the regulatory asset or liability related to the emission allowance activity is recognized in Fuel Used in Electric Generation and Purchased Power in the Consolidated Statements of Operations. For regulated businesses that do not provide for direct recovery of emission allowances through a cost tracking mechanism, gains and losses on sales of emission allowances are included in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations, or are deferred, depending on level of regulatory certainty. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows.

Duke Energy Indiana recorded the change in accounting policy in accordance with SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3.” SFAS No. 154 requires that Duke Energy Indiana report this change in accounting policy through retrospective application of the new policy to all prior periods presented. This change does not impact income from continuing operations, net income, total assets, or cash flows from financing activities as previously presented.

The change in accounting for emission allowances had no impact on Duke Energy Indiana’s historical Net Income. For the three and nine months ended September 30, 2006, the change in accounting principle resulted in a decrease of $4,744 million in Operating Revenues and a $5,282 million decrease in Operating Expenses for a loss of $538,000 compared to amounts which would have been reported under Duke Energy Indiana’s previous method of accounting.

	September 30, 2006	December 31, 2005
	(in millions)
Inventory
Before reclassification of emission allowances	$173	$170
Effect of emission allowance reclassification	(51)	(67)

After reclassification of emission allowances	$122	$103

Other Assets
Before reclassification of emission allowances	$163	$132
Effect of emission allowance reclassification	(46)	(40)

After reclassification of emission allowances	$117	$92

Intangible Assets
Before reclassification of emission allowances	$27	$7
Effect of emission allowance reclassification	97	107

After reclassification of emission allowances	$124	$114

	Nine Months Ended September 30
	2006	2005
	(in millions)
Cash Flows from Operating Activities
Before reclassification of emission allowances	$555	$226
Effect of emission allowance reclassification	15	137

After reclassification of emission allowances	$570	$363

Cash Flows from Investing Activities
Before reclassification of emission allowances	$(332)	$(423)
Effect of emission allowance reclassification	(15)	(137)

After reclassification of emission allowances	$(347)	$(560)

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Reclassifications

The financial statements have been reclassified to conform with Duke Energy’s format. Certain other prior period amounts have been reclassified to conform to current year presentation.

Use of Estimates

To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ from those estimates.

Accounting for Excise Taxes

Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 were as follows:

Three Months Ended September 30		Nine Months Ended September 30
2006	2005	2006	2005
(in millions)
$7	$5	$19	$16

Regulation

Duke Energy Indiana uses the same accounting policies and practices for financial reporting purposes as non-regulated companies under GAAP. However, sometimes actions by its regulators, the Federal Energy Regulatory Commission (FERC) and the state utility commissions, result in accounting treatment different from that used by non-regulated companies. When this occurs Duke Energy Indiana applies the provisions of SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation” (SFAS No. 71). In accordance with SFAS No. 71, Duke Energy Indiana records regulatory assets and liabilities (expenses deferred for future recovery from customers or amounts provided in current rates to cover costs to be incurred in the future, respectively) on its Consolidated Balance Sheets.

2. Preferred Stock

In May 2006, Duke Energy Indiana redeemed all outstanding shares of its $3.7 million notional amount 3.5% Cumulative Preferred Stock, its $3.9 million notional amount 4.32% Cumulative Preferred Stock, and its $3.7 million notional amount 4.16% Cumulative Preferred Stock at par, plus accrued and unpaid dividends.

3. Inventory

Inventory is recorded at the lower of cost or market value, primarily using the average cost method.

	September 30, 2006	December 31, 2005
	(in millions)
Inventory
Fuel for use in electric production	$70	$51
Other materials and supplies	52	52

Total Inventory	$122	$103

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

4. Debt and Credit Facilities

Duke Energy Indiana receives support for its short-term borrowing needs from its parent entity, Cinergy Corp., whose short-term borrowings consist primarily of unsecured revolving lines of credit and sale of commercial paper. During June 2006, Cinergy Corp. and its subsidiaries, including Duke Energy Indiana, amended their multi-year syndicated $2 billion revolving credit facility to extend the expiration date from September 2010 to June 2011, to reduce costs, and to conform the terms to those found in the legacy Duke Energy facilities. This credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year and contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%. The credit facility also contains a $500 million borrowing sub limit for Duke Energy Indiana.

Cinergy’s credit agreement contains various financial and other covenants; however, Cinergy’s credit agreement does not include a material adverse change clause or any covenants based on credit ratings. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2006, Cinergy was in compliance with those covenants. In addition, the credit agreement allows for acceleration of payments or termination of the agreement due to nonpayment or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries.

In addition, Duke Energy Indiana maintains uncommitted lines of credit. These facilities are not firm sources of capital but rather informal agreements to borrow money, subject to availability, with pricing determined at the time of advance.

Duke Energy Indiana participates with Cinergy and other Cinergy subsidiaries in a money pool arrangement to better manage cash and working capital requirements. As of September 30, 2006 and December 31, 2005, approximately $44 million and $250 million, respectively, was outstanding under this arrangement and is a component of Notes Payable and Commercial Paper on the Consolidated Balance Sheets.

As of September 30, 2006, approximately $186 million of pollution control bonds which are short-term obligations by nature, were classified as long-term debt on the Consolidated Balance Sheets due to Duke Energy Indiana’s intent and ability to utilize such borrowings as long-term financing. Duke Energy Indiana’s sub limit of Cinergy’s credit facility with non-cancelable terms in excess of one year as of the balance sheet date give it the ability to refinance these short-term obligations on a long-term basis. As of December 31, 2005, the $186 million of pollution control bonds were classified as a component of Notes Payable and Commercial Paper on the Consolidated Balance Sheets.

Long-term Debt

In June 2006, Duke Energy Indiana issued $325 million principal amount of 6.05% senior unsecured notes due June 15, 2016. Proceeds from the issuance were used to repay $325 million of 6.65% First Mortgage Bonds that matured on June 15, 2006.

5. Employee Benefit Obligations

Duke Energy Indiana participates in Cinergy’s qualified defined benefit pension plans. Cinergy’s qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements. Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended. The pension plans’ assets consist of investments in equity and debt securities. Duke Energy Indiana’s net periodic benefit cost for these plans as allocated by Cinergy was $5.9 million and $3.8 million for the three months ended September 30, 2006 and 2005, respectively, and $17.1 million and $11.3 million for the nine months ended September 30, 2006 and 2005, respectively.

Cinergy sponsors non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Duke Energy Indiana participates in Cinergy’s non-qualified pension plans. Duke Energy Indiana’s net periodic pension cost for these plans as allocated by Cinergy was $0.1 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2006 and 2005, respectively.

Cinergy also provides certain health care and life insurance benefits to retired United States employees and their eligible dependents. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments. Duke Energy

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Indiana participates in Cinergy’s other post-retirement benefits. Duke Energy Indiana’s net periodic post-retirement benefit cost as allocated by Cinergy was $5.6 million and $4.8 million for the three months ended September 30, 2006 and 2005, respectively, and $16.0 million and $14.7 million for the nine months ended September 30, 2006 and 2005, respectively.

There were no qualified pension benefit contributions for either the three months ended March 31, 2006 or June 30, 2006. Duke Energy contributed approximately $124 million to the legacy Cinergy qualified pension plans in third quarter 2006. No additional contributions are planned for 2006.

Upon consummation of the merger with Duke Energy, all defined benefit plan obligations were remeasured. While push-down accounting did not apply to Duke Energy Indiana, GAAP requires that the most recent measurement of plan obligations be used if a remeasurement has occurred. Accordingly, Cinergy Corp. updated the assumptions used to determine its accrued benefit obligations and prospective net periodic benefit cost to be allocated to Duke Energy Indiana as a result of the plan being remeasured by Duke Energy in connection with the merger on April 3, 2006.

6. Dispositions

In the third quarter of 2006 Duke Energy Indiana and Wabash Valley Power Association (WVPA) negotiated an Asset Purchase Agreement in which Duke Energy Indiana will sell to WVPA the Westinghouse steam turbine and General Electric syngas/natural gas combustion turbine located at Wabash River Generating Station and ancillary equipment and facilities for a cash purchase price equal to the net book value (estimated to be approximately $107 million) of the purchased assets at the time of the closing, currently estimated to be at the end of the second quarter of 2007. As of September 30, 2006, the assets to be disposed of were classified as Assets Held for Sale in the Consolidated Balance Sheets.

7. Intangibles

Effective with the merger between Duke Energy and Cinergy, Duke Energy Indiana’s emission allowances are classified as and accounted for as Intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” As discussed in Note 1, the December 31, 2005 amounts for periods prior to this accounting change have been reclassified to show this presentation. Emission allowances were previously included in Inventory and Other non-current assets. See Note 1 for more information on this change in accounting principle.

The carrying amount and accumulated amortization of intangible assets are as follows:

	September 30, 2006	December 31, 2005	Weighted Average Life September 30, 2006(1)(2)
	(in millions)
Emission allowances	$97	$107
Gas, coal, and power contracts	24	3	15 yrs.
Other	6	6

Total intangible assets	$127	$116
Accumulated amortization—gas, coal, and power contracts	(3)	(2)

Total intangible assets, net	$124	$114

(1)	Emission allowances do not have a contractual term or expiration date.
(2)	Other represents intangible assets related to pensions which does not have a definitive life.

The carrying value of emission allowances sold or consumed for Duke Energy Indiana were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2006	2005	2006	2005
(in millions)
$46	$38	$113	$60

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Amortization expense for Duke Energy Indiana was approximately $350 thousand and $1 million for the three and nine months ended September 30, 2006, respectively. The amounts were immaterial for the three and nine months ended September 30, 2005.

The table below shows the expected amortization expense for the next five years for intangible assets (including emission allowances) as of September 30, 2006. The expected amortization expense includes estimates of emission allowance consumption and estimates of consumption of commodities such as gas and coal under existing contracts.

2007	2008	2009	2010	2011
$29	$2	$20	$1	$1

The amortization amounts discussed above are estimates. Actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances, additional intangible asset acquisitions and other events.

8. Business Segments

In conjunction with the merger with Duke Energy, effective April 3, 2006, Duke Energy Indiana has adopted the new business segment that management believes properly aligns the various operations of the merged companies with how the chief operating decision maker views the business. Accordingly, effective with the second quarter of 2006, the reportable business segment pertinent to Duke Energy Indiana is U.S. Franchised Electric & Gas. All prior period amounts have been restated to reflect the current segment presentation. Duke Energy Indiana’s chief operating decision makers regularly review financial information about the business unit in deciding how to allocate resources and evaluate performance. The business unit is considered a reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The remainder of Duke Energy Indiana’s operations are presented as “Other.” While it is not considered a business segment, “Other” for Duke Energy Indiana includes governance costs.

U.S. Franchised Electric & Gas consists of Duke Energy Indiana’s regulated generation, transmission and distribution operations. U.S. Franchised Electric & Gas plans, constructs, operates and maintains Duke Energy Indiana’s transmission and distribution systems and delivers electric energy to consumers. This business is subject to cost of service rate making where rates to be charged to customers are based on prudently incurred costs over a test period plus a reasonable rate of return.

Management evaluates segment performance based on EBIT from continuing operations. Cash, cash equivalents, and short-term investments are managed centrally by Cinergy and Duke Energy, so the interest and dividend income on those balances are excluded from the segments’ EBIT.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Indiana Business Segment Data

	Unaffiliated Revenues	Total Revenues	Segment EBIT/Consolidated Income Before Income Taxes
	(in millions)
Three Months Ended September 30, 2006
U.S. Franchised Electric & Gas	$572	$572	$132

Total reportable segments	572	572	132
Other	—	—	(13)
Interest expense	—	—	(24)
Interest income and other	—	—	4

Total consolidated	$572	$572	$99

Three Months Ended September 30, 2005
U.S. Franchised Electric & Gas	$573	$573	$158

Total reportable segments	573	573	158
Other	—	—	(10)
Interest expense	—	—	(29)
Interest income and other	—	—	5

Total consolidated	$573	$573	$124

Nine Months Ended September 30, 2006
U.S. Franchised Electric & Gas	$1,608	$1,608	$283

Total reportable segments	1,608	1,608	283
Other	—	—	(63)
Interest expense	—	—	(89)
Interest income and other	—	—	18

Total consolidated	$1,608	$1,608	$149

Nine Months Ended September 30, 2005
U.S. Franchised Electric & Gas	$1,427	$1,427	$374

Total reportable segments	1,427	1,427	374
Other	—	—	(36)
Interest expense	—	—	(81)
Interest income and other	—	—	11

Total consolidated	$1,427	$1,427	$268

Segment assets in the following table are net of intercompany advances, intercompany notes receivable, intercompany current assets, intercompany derivative assets, and investments in subsidiaries.

Total segment assets at September 30, 2006 and December 31, 2005 are as indicated below:

	September 30, 2006	December 31, 2005
	(in millions)
U.S. Franchised Electric & Gas	$6,136	$6,078

Total reportable segments	6,136	6,078
Eliminations(1)	55	164

Total consolidated assets	$6,191	$6,242

(1)	Eliminations includes accounts and notes receivable from affiliates.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

9. Risk Management Instruments

Derivatives

Forward Starting Interest Rate Swaps

In June 2005, Duke Energy Indiana executed two forward starting swaps with a combined notional amount of $325 million. The forward starting swaps effectively fixed the benchmark interest rate of an anticipated issuance of fixed rate debt from June 2005 through June 2006, the expected date of issuance of the debt securities. Both forward starting swaps were designated as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As the terms of these swap agreements mirrored the terms of the forecasted debt issuance, Duke Energy Indiana anticipated that they would be highly effective hedges. In June 2006, Duke Energy Indiana terminated these swaps at a value of approximately $26 million, when it issued $325 million 6.05% senior unsecured notes at Duke Energy Indiana. The $26 million gain on the hedge has been accumulated on the Consolidated Balance Sheet in Accumulated Other Comprehensive Income (AOCI) and will be recognized as reclassifications from AOCI to interest expense over the life of the related bond. As of September 30, 2006, $2.6 million of the gain on the hedge is expected to be recognized in earnings during the next 12 months.

10. Regulatory Matters

Regulatory Merger Approvals

As discussed in Note 1, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). While the merger itself was not subject to approval by the Indiana Utility Regulatory Commission (IURC), the IURC approved certain affiliate agreements in connection with the merger subject to conditions. Key elements of these conditions include:

•	The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to Duke Energy Indiana customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc., an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reductions to customers to be consistent with the terms of the North Carolina Utility Commission’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of September 30, 2006, Duke Energy Indiana has returned approximately $17 million to customers on this rate reduction.

The FERC approved the merger without conditions. In January 2006, Public Citizen’s Energy Program, Citizens Action Coalition of Indiana, Inc., Ohio Partners for Affordable Energy and Southern Alliance for Clean Energy requested rehearing of the FERC approval. In February 2006, the FERC issued an order granting rehearing of FERC’s order for further consideration. A decision by the FERC is expected in the fourth quarter of 2006.

Duke Energy Indiana Environmental Compliance Case

In November 2004, Duke Energy Indiana applied to the IURC for approval of its plan for complying with SO2, NOX, and mercury emission reduction requirements. Duke Energy Indiana also requested approval of cost recovery for certain proposed compliance projects. An evidentiary hearing was held in May 2005. In December 2005, Duke Energy Indiana, the Indiana Office of Utility Consumer Counselor (OUCC), and the Duke Energy Indiana Industrial Group filed a settlement agreement providing for approval of Duke Energy Indiana’s compliance plan, and approval of financing, depreciation, and operation and maintenance cost recovery. In May 2006, the IURC approved the settlement agreement in its entirety. The approved Settlement Agreement provides for: (1) the construction of Phase 1 Clean Air Interstate Rule (CAIR) and Clean Air Mercury Rule (CAMR) projects with estimated expenditures of approximately $1.08 billion, (2) timely recovery of financing, construction, operation and maintenance cost and depreciation associated with the Phase 1 CAIR and CAMR plan, (3) recovery of emission allowances in connection with SO2, NOX and mercury, (4) accelerated 20 year depreciation rate, (5) timely recovery of Phase 1 plan development and presentation costs and Phase 2 plan development, engineering and pre-construction, and coal and equipment testing costs, and (6) authority to defer post-in-service allowance for funds used during construction (AFUDC), depreciation costs and operation and maintenance cost until applicable costs are reflected in rates.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Integrated Gasification Combined Cycle (IGCC)

Duke Energy Indiana filed an application with the IURC for approval of study and preconstruction costs related to the joint development of an IGCC project with Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana, Inc. (Vectren). Duke Energy Indiana and Vectren reached a Settlement Agreement with the OUCC providing for the recovery of such costs if the IGCC project is approved and constructed and for the partial recovery of such costs if the IGCC project does not go forward. The IURC issued an order on July 26, 2006 approving the Settlement Agreement in its entirety.

On September 7, 2006, Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking certificates of public convenience and necessity for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional baseload generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. Duke Energy Indiana and Vectren filed their cases in chief with the IURC on October 24, 2006. A prehearing conference and preliminary hearing is scheduled for November 28, 2006. A hearing on the petition is expected during the first quarter of 2007.

Wind Energy Purchased Power Contract

On August 15, 2006, Duke Energy Indiana filed a petition with the IURC requesting recovery of its costs of purchasing electricity to be produced by a 100 megawatt wind energy farm under development pursuant to a 20-year purchased power agreement between Duke Energy Indiana and Benton County Wind Farm, LLC. Duke Energy Indiana and the OUCC have both filed testimony and an evidentiary hearing was conducted before the IURC on October 24, 2006. An order is expected on this case by the end of 2006.

Fuel Adjustment Clause

Duke Energy Indiana recovers its actual fuel costs quarterly through a rate adjustment mechanism. In two recent fuel clause proceedings, certain industrial customers and the Citizens Action Coalition of Indiana, Inc. have intervened and sub-dockets have been established to address issues raised by the OUCC and the intervenors concerning the allocation of fuel costs between native load customers and non-native load sales, the reasonableness of various Midwest Independent System Operator, Inc. (Midwest ISO) costs for which Duke Energy Indiana has sought recovery and Duke Energy Indiana’s recovery of costs associated with certain power hedging activities. Duke Energy Indiana is defending its practices, its costs, and the allocation of such costs. A hearing was conducted in one of these proceedings on September 20, 2006. A decision is not expected before the end of the year. Duke Energy Indiana has been authorized to collect through rates its costs for which it sought recovery in the two sub-docket proceedings, subject to refund pending the outcome of these proceedings. Duke Energy Indiana cannot predict the outcome of these proceedings but does not expect the outcome to be material to its consolidated results of operations, cash flows or financial position.

Midwest ISO Revenue Sufficiency Guarantee (RSG)

In April 2006, the FERC issued an order on the Midwest ISO’s revisions to its Transmission and Energy Markets Tariffs regarding its RSG. The FERC found that the Midwest ISO violated the tariffs when it did not charge RSG costs to virtual supply offers. The FERC, among other things, ordered the Midwest ISO to recalculate the rate and make refunds to customers, with interest, to reflect the correct allocation of RSG costs. Duke Energy Shared Services, on behalf of Duke Energy Indiana, has filed a Request for Rehearing, and in October 2006, the FERC issued an order which, among other things, granted rehearing on the issue of refunds. The FERC stated that it would not require recalculation of the rates and, as such, refunds are no longer required. As a result, Duke Energy Indiana does not believe that this issue will have a material effect on its consolidated results of operations, cash flows or financial position.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

11. Commitments and Contingencies

Environmental

Emission Reduction Rulemakings

In October 1998, the Environmental Protection Agency (EPA) finalized its ozone transport rule, also known as the nitrogen oxides (NOX) State Implementation Plan (SIP) Call, which addresses wind-blown ozone and ozone precursors that impact air quality in downwind states. The EPA’s final rule, which applies to 22 states in the eastern United States including Indiana, required states to develop rules to reduce NOX emissions from utility and industrial sources.

Duke Energy Indiana has installed selective catalytic reduction units and other pollution controls and implemented certain combustion improvements at various generating stations to comply with the NOX SIP Call. Duke Energy Indiana also utilizes the NOX emission allowance market to buy or sell NOX emission allowances as appropriate. As of September 30, 2006, Duke Energy Indiana had incurred approximately $548 million in capital costs to comply with this program and does not anticipate significant additional costs.

The EPA finalized its CAIR in May 2005. The rule limits total annual and summertime NOX emissions and annual sulfur dioxide (SO2) emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOX and in 2010 for SO2. Phase 2 begins in 2015 for both NOX and SO2. The rule requires region wide SO2 and NOX emissions to be cut by 70 percent and 65 percent, respectively, by 2015. The rule gives states the option of participating in the national emissions allowance trading program. If a state chooses not to participate, then the rule sets a fixed limit on the emissions from that state’s affected sources.

The EPA finalized its CAMR in May 2005. The rule limits total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program. Phase 1 begins in 2010 and Phase 2 begins in 2018. The rule gives states the option of participating in the national emissions allowance trading program. If a state chooses not to participate, then the rule sets a fixed limit on annual mercury emissions from that state’s coal-fired power plants.

Numerous states, environmental organizations, industry groups, including some of which Duke Energy Indiana is a member and individual companies have challenged various portions of the rules. Those challenges are currently pending in the United States Circuit Court for the District of Columbia. On October 21, 2005, the EPA agreed to reconsider certain aspects of the CAMR as well as the determination not to regulate mercury under Section 112 of the Clean Air Act (CAA). On June 9, 2006, the EPA took final action on the issues being reconsidered and determined that its original decisions were reasonable and should not be changed. At this time, Duke Energy Indiana cannot predict the outcome of these matters.

Duke Energy Indiana has spent approximately $0.3 billion, through 2005 to comply with Phase 1 of the CAIR and CAMR rules and currently estimates that it will spend an additional approximately $0.7 billion, over the 2006-2011 time period. Moreover, as market conditions change, additional compliance options may become available and Duke Energy Indiana’s plans will be adjusted accordingly. The IURC recently issued an order granting Duke Energy Indiana approximately $1.08 billion in rate recovery. Duke Energy Indiana believes all costs determined to be prudently incurred to comply with such rules will be recovered through rates approved by the IURC.

The EPA made final state non-attainment area designations to implement the revised ozone standard and to implement the new fine particulate standard in June 2004 and April 2005, respectively. Several counties in which Duke Energy Indiana operates have been designated as being in non-attainment with the new ozone standard and/or fine particulate standard. States with counties that are designated as being in non-attainment with the new ozone and/or fine particulate standards are required to develop a plan of compliance by June 2007 and April 2008, respectively. Industrial sources in or near those counties are potentially subject to requirements for installation of additional pollution controls. In March 2005, various states, local governments, environmental groups, and industry groups, including some of which Duke Energy Indiana is a member, filed petitions for review in the U.S. Court of Appeals for the D.C. Circuit to challenge the EPA’s particulate matter non-attainment designations. Although the EPA has attempted to structure CAIR to resolve purported utility contributions to ozone and fine particulate non-attainment, at this time, Duke Energy Indiana cannot predict the effect of current or future non-attainment designations on its consolidated financial position, cash flows or results of operations.

In July 2005, the EPA issued its final regional haze rules and implemented guidelines in response to a 2002 judicial ruling overturning key provisions of the original program. The regional haze program is aimed at reducing certain emissions impacting visibility in national parks and wilderness areas. The EPA has announced that it can foresee no circumstances where the requirements of the regional haze

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

rule would require utility controls beyond those required under CAIR. The EPA also found that states participating in the CAIR cap and trade program need not require electric generating units to adhere to best available retrofit technology requirements. The states have until December 2007 to finalize their SIPs addressing compliance with EPA regulations. The states may choose to implement more stringent guidelines than promulgated by the EPA, and therefore, it is not possible to predict whether the regional haze rule will have a material effect on Duke Energy Indiana’s consolidated financial position, cash flows or results of operations.

Section 126 Petitions

In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states, including Indiana, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards. In August 2005, the EPA issued a proposed response to the petition. The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states. The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR Federal Implementation Plan (FIP) that would address the air quality concerns from neighboring states. On April 28, 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above. North Carolina has filed a legal challenge to the EPA’s denial.

Clean Water Act Rulemaking

The EPA’s final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule establishes aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Two of four coal-fueled generating facilities in which Duke Energy Indiana is either a whole or partial owner are affected sources under the rule. The rule requires a Comprehensive Demonstration Study (CDS) for each affected facility to provide information needed to determine necessary facility-specific modifications and cost estimates for implementation. These studies will be completed over the next three to five years. Once compliance measures are determined and approved by regulators, a facility will typically have five or more years to implement the measures. Due to the wide range of measures potentially applicable to a given facility, and since the final selection of compliance measures will be at least partially dependent upon the CDS information, Duke Energy Indiana is not able to estimate its cost for complying with the rule at this time.

Clean Air Act Lawsuits

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Duke Energy Indiana alleging various violations of the CAA. Specifically, the lawsuit alleges that Duke Energy Indiana violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Indiana SIP permits for various projects at Duke Energy Indiana’s owned and co-owned generating stations. The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at Duke Energy Indiana’s Cayuga, Gallagher, Wabash River, and Gibson Stations, and (2) civil penalties in amounts of up to $27,500 per day for each violation. In addition, three Northeast states and two environmental groups have intervened in the case. In August 2005, the district court issued a ruling regarding the emissions test that it will apply to Duke Energy Indiana at the trial of the case. Contrary to Duke Energy Indiana’s argument, the district court ruled that in determining whether a project was projected to increase annual emissions, it would not hold hours of operation constant. However, the district court subsequently certified the matter for interlocutory appeal to the Seventh Circuit Court of Appeals, which has accepted the appeal. In August, 2006, the Seventh Circuit upheld the district court’s opinion. This issue is before the Supreme Court in Duke Energy’s NSR case, and Duke Energy Indiana does not expect further dispositive legal proceedings in this case until after the Supreme Court ruling.

At this time, Duke Energy Indiana is unable to predict whether resolution of these matters would have a material effect on its consolidated financial position, cash flows or results of operations. Duke Energy Indiana intends to vigorously defend against these allegations.

Carbon Dioxide (CO2) Lawsuit

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Duke Energy Indiana, Ameri -

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

can Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the district court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral argument was held before the Second Circuit Court of Appeals in June 2006. Duke Energy Indiana is not able to predict whether resolution of these matters would have a material effect on its consolidated financial position, cash flows or results of operations.

Manufactured Gas Plant (MGP) Sites

Coal tar residues, related hydrocarbons, and various metals have been found in at least 23 sites that Duke Energy Indiana or its predecessors previously owned and sold in a series of transactions with Northern Indiana Public Service Company (NIPSCO) and Indiana Gas Company, Inc. (IGC). The 23 sites are in the process of being studied and will be remediated, if necessary. In 1998 NIPSCO, IGC, and Duke Energy Indiana entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities among them. Thus far, Duke Energy Indiana has primary responsibility for investigating, monitoring, and, if necessary, remediating nine of these sites. In December 2003, Duke Energy Indiana entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the nine sites. The Indiana Department of Environmental Management oversees investigation and cleanup of all of these sites.

In April 1998, Duke Energy Indiana filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers. Duke Energy Indiana sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against Duke Energy Indiana and compensate Duke Energy Indiana for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites; or (2) pay Duke Energy Indiana’s cost of defense. Duke Energy Indiana settled, in principle, its claims with all but one of the insurance carriers in January 2005 prior to commencement of the trial. With respect to the lone insurance carrier, a jury returned a verdict against Duke Energy Indiana in February 2005 on 6 of the 23 sites. Duke Energy Indiana appealed this decision, which was affirmed by the Indiana Court of Appeals. In September 2006, the Indiana Supreme Court declined to accept the appeal. Duke Energy Indiana is evaluating the impact of this decision.

Duke Energy Indiana has accrued costs related to investigation, remediation, and groundwater monitoring for those sites where such costs are probable and can be reasonably estimated. Duke Energy Indiana will continue to investigate and remediate the sites as outlined in the voluntary remediation plan. As additional facts become known and investigation is completed, Duke Energy Indiana will assess whether the likelihood of incurring additional costs becomes probable. Until all investigation and remediation is complete, Duke Energy Indiana is unable to determine the overall impact on its consolidated financial position, cash flows or results of operations.

Asbestos Claims Litigation

Duke Energy Indiana has been named defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work as outside contractors in the construction and maintenance of Duke Energy Indiana generating stations. The plaintiffs further claim that as the property owner of the generating stations, Duke Energy Indiana should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure. The impact on Duke Energy Indiana’s consolidated financial position, cash flows or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against Duke Energy Indiana has been tried to verdict. The jury returned a verdict against Duke Energy Indiana on a negligence claim and a verdict for Duke Energy Indiana on punitive damages. Duke Energy Indiana appealed this decision up to the Indiana Supreme Court. In October 2005, the Indiana Supreme Court upheld the jury’s verdict. Duke Energy Indiana paid the judgment of approximately $630,000 in the fourth quarter of 2005. In addition, Duke Energy Indiana has settled over 150 other claims for amounts which neither individually nor in the aggregate are material to Duke Energy Indiana’s consolidated financial position,

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

cash flows or results of operations. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Indiana estimates that the range of reasonably possible exposure in existing and future suits over the next 50 years could range from an immaterial amount to approximately $60 million, exclusive of costs to defend these cases. This estimated range of exposure may change as additional settlements occur and claims are made in Indiana and more case law is established.

Dunavan Waste Superfund Site

In July and October 2005, Duke Energy Indiana received notices from the EPA that it has been identified as a de minimus potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act at the Dunavan Waste Oil Site in Oakwood, Vermilion County, Illinois. At this time, Duke Energy Indiana does not have any further information regarding the scope of potential liability associated with this matter.

Ontario, Canada Lawsuit

Duke Energy Indiana understands that a class action lawsuit was filed in Superior Court in Ontario, Canada against Duke Energy Indiana and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada and damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually. Duke Energy Indiana understands that the lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion. Duke Energy Indiana has not yet been served in this lawsuit; however, if served, Duke Energy Indiana intends to defend this lawsuit vigorously in court. At this time, Duke Energy Indiana is not able to predict whether resolution of this matter would have a material effect on its consolidated financial position, cash flows or results of operations.

Hurricane Katrina Lawsuit

On April 19, 2006, Duke Energy Indiana was named in the third amended complaint of a purported class action filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Duke Energy Indiana, along with numerous other utilities, oil companies, coal companies and chemical companies, is liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that Duke Energy Indiana’s, and others’, greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. Duke Energy Indiana has not been served with this lawsuit; however, if served, Duke Energy Indiana intends to defend this lawsuit vigorously in court. It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with this matter.

Other Litigation and Legal Proceedings

Duke Energy Indiana is involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which could involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of September 30, 2006 and December 31, 2005, Duke Energy Indiana has recorded immaterial reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

As part of its normal business Duke Energy Indiana is party to various financial guarantees, performance guarantees, and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees, and other third parties. To varying degrees, these guaranties involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy Indiana having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees, and other third parties, or the occurrence of certain future events.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

12. Related Party Transactions

Duke Energy Indiana engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
	(in millions)
Current assets	$17	$76
Current liabilities	$12	$53
Non-current liabilities	$38	$—

Duke Energy Indiana is allocated its proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy. Duke Energy Indiana is also allocated its proportionate share of other corporate governance costs from a consolidated affiliate of Cinergy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other costs.

The expenses associated with corporate governance and other service costs for Duke Energy Indiana for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(in millions)
Corporate governance and other service expenses	$75	$54	$244	$175

See Note 5 for detail on expense amounts allocated from Cinergy to Duke Energy Indiana related to Duke Energy Indiana’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and health care and insurance benefits. Additionally, Duke Energy Indiana has been allocated accrued pension and other postretirement benefit obligations from Cinergy of approximately $227 million at both September 30, 2006 and December 31, 2005 which are classified as Accrued Pension and Other Postretirement Benefit Costs on the Consolidated Balance Sheets.

Additionally, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables Company, LLC (Cinergy Receivables), an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Indiana as Receivables in the Consolidated Balance Sheets and was approximately $42 million and $88 million as of September 30, 2006 and December 31, 2005, respectively.

See Note 4 for a discussion of amounts outstanding as of September 30, 2006 and December 31, 2005 under the money pool arrangement with Cinergy.

13. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Indiana subsequent to September 30, 2005 and the impacts of such adoptions, if applicable, have been presented in the accompanying Consolidated Financial Statements:

SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (SFAS No. 153). In December 2004, the FASB issued SFAS No. 153 which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS No. 153 also eliminates APB Opinion No. 29’s concept of culmination of an earnings process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS No. 153 was effective for non -

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

monetary transactions occurring on or after July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows, or financial position.

FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). In March 2005, the FASB issued FIN No. 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations (SFAS No. 143).” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The effect of adoption for Duke Energy Indiana included balance sheet reclassifications of approximately $8 million from Regulatory liabilities. The increase in asset retirement obligations from adopting FIN No. 47 was $12 million for Duke Energy Indiana.

FASB Staff Position (FSP) No. Financial Accounting Standards (FAS) 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP No. FAS 115-1 and 124-1). The FASB issued FSP No. FAS 115-1 and 124-1 in November 2005, which was effective for Duke Energy Indiana beginning January 1, 2006. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The adoption of FSP No. FAS 115-1 and 124-1 did not have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows, or financial position.

FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered In Applying Interpretation No. 46(R)” (FSP No.-FIN 46(R)-6). In April 2006, the FASB staff issued FSP No. FIN 46 (R)-6 to address how to determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance will be applied prospectively to all entities with which Duke Energy Indiana first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. Given the prospective nature of this guidance, Duke Energy Indiana does not anticipate the adoption of FSP No. FIN 46(R)-6 will have any material impact on its consolidated results of operations, cash flows, or financial position. However, Duke Energy Indiana continues to evaluate the ramifications to potential new arrangements along with any possible reconsideration events for existing arrangements. In particular, the guidance is not clear how certain types of power purchase or sale arrangements should be handled and whether such arrangements create variability, absorb variability, or neutralize variability.

The following new accounting standards have been issued but have not yet been adopted by Duke Energy Indiana as of September 30, 2006:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB SFAS No. 133 and 140” (SFAS No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140).” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for Duke Energy Indiana for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. Duke Energy Indiana does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows, or financial position.

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Duke Energy Indiana’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Duke Energy Indiana, SFAS No. 157 is effective as of January 1, 2008 and

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

must be applied prospectively except in certain cases. Duke Energy Indiana is currently evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact of SFAS No. 157 on its consolidated results of operations, cash flows or financial position.

SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). In September 2006 the SEC issued SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Traditionally, there have been two widely-recognized approaches for quantifying the effects of financial statement misstatements. The income statement approach focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The balance sheet approach, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (a “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

SAB No. 108 is effective for Duke Energy Indiana’s year ending December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Duke Energy Indiana currently uses a dual approach for quantifying identified financial statement misstatements. Therefore, Duke Energy Indiana does not anticipate the adoption of SAB No. 108 will have any material impact on its consolidated results of operations, cash flows or financial position.

FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN No. 48). On July 13, 2006, the FASB issued FIN No. 48, which interprets SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides guidance for the recognition, measurement, classification, and disclosure of the financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based solely on technical merits, the position will be sustained upon final resolution. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon final resolution. The Interpretation is effective for fiscal years beginning after December 15, 2006. Duke Energy Indiana is currently evaluating the impact of adopting FIN No. 48, and cannot currently estimate the impact of adopting FIN No. 48 on its consolidated results of operations, cash flows, or financial position.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP is effective for Duke Energy Indiana as of January 1, 2007 and will be applied retrospectively for all financial statements presented. Duke Energy Indiana does not anticipate the adoption of FSP No. AUG-AIR-1 will have any material impact on its consolidated results of operations, cash flows or financial position.

Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF No. 06-3).” In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the Issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., include in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus is effective for Duke Energy Indiana beginning January 1, 2007; however, Duke Energy Indiana has disclosed the impacts of certain excise taxes on their revenues. (See Note 1) Duke Energy Indiana does not anticipate the adoption of EITF No. 06-3 will have any material impact on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (EITF No. 06-5). In June 2006, the EITF reached a consensus on the accounting for corporate-owned and bank-owned life insurance policies. EITF No. 06-5 requires that a policyholder consider the cash surrender value and any addi -

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

tional amounts to be received under the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company must be excluded from the amount that could be realized. Fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy must be recognized at their present value. EITF No. 06-5 is effective for Duke Energy Indiana as of January 1, 2007 and must be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or other components of equity as of January 1, 2007. Duke Energy Indiana is currently evaluating the impact of adopting EITF No. 06-5, and cannot currently estimate the impact of EITF No. 06-5 on its consolidated results of operations, cash flows or financial position.

14. Income Tax Expense

Although the outcome of tax audits is uncertain, management believes that adequate provisions for income and other taxes have been made for potential liabilities resulting from such matters. As of September 30, 2006, Duke Energy Indiana has total provisions of approximately $14 million for uncertain tax positions, as compared to approximately $17 million as of December 31, 2005, including interest. Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

The effective tax rate on income before income taxes for the three months ended September 30, 2006 was approximately 36.2% as compared to the effective tax rate of 46.6% for the same period in 2005. The effective tax rate on income before income taxes for the nine months ended September 30, 2006 was approximately 36.8% as compared to the effective tax rate of 43.6% for the nine-month period ended September 30, 2005. The decrease in the effective tax rate for the three and nine months ended September 30, 2006 as compared to the same periods in the prior year primarily relates to a 2005 deferred tax adjustment.

15. Subsequent Events

For information on subsequent events related to regulatory matters see Note 10.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report and the combined (Cinergy Corp, Duke Energy Ohio, Inc. and Duke Energy Indiana, Inc.) Form 10-K for the year ended December 31, 2005 (2005 10-K). Duke Energy Indiana Energy, Inc. (Duke Energy Indiana) has reclassified certain prior-year amounts in the financial statements of Duke Energy Indiana to conform to current presentation (See Note 1 of the Consolidated Financial Statements for further details). The following discussions of results are not necessarily indicative of the results to be expected in any future period.

Results of Operations

BASIS OF PRESENTATION

The Results of Operations discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction H(2)(a) of Form 10-Q.

Results of Operations and Variances

Summary of Results (in millions)

	Nine Months Ended September 30,
	2006	2005	Increase (Decrease)
Operating revenues	$1,608	$1,427	$181
Operating expenses	1,401	1,094	307
Losses on Sales of Other Assets and Other, net	(1)	—	(1)

Operating income	206	333	(127)
Other income and expenses, net	32	16	16
Interest expense	89	81	8
Income tax expense from continuing operations	55	117	(62)

Net income	$94	$151	$(57)

Net Income

The 38 percent decrease in Duke Energy Indiana’s net income was primarily due to the following factors:

Operating Revenues

Increased Operating Revenues were primarily due to the following factors:

•	An increase in fuel revenues driven by new rates implemented in second quarter 2006 to compensate for under-collection of fuel costs from customers in 2005 and first quarter 2006. (See operating expenses below)

These increases were partially offset by the following:

•	A decline in retail revenues due to milder weather in 2006 as compared to 2005; and
•	Temporary rate reductions associated with regulatory approval of the Duke Energy merger.

Operating Expenses

Increased Operating Expenses were primarily due to the following factors:

•	An increase in fuel costs driven by the collection in the current period of previously under-collected fuel costs from customers in 2005 and first quarter of 2006;
•	An increase in operation, maintenance and other primarily due to the following factors:
•	Increase in reserves associated with clean up of manufactured gas plant sites in Indiana; and
•	Costs incurred as a result of the Duke Energy merger, including integration costs and corporate allocations.

PART I

Other Income and Expenses, net

Increased Other Income and Expenses, net were primarily due to the following factors:

•	An increase in Allowance for Funds Used During Construction related to equity resulting from additional capital spending for on-going construction projects relating to assets not yet placed in service; and
•	An increase in interest income primarily related to the sale of trade receivables.

Interest Expense

Increased Interest Expense was primarily due to:

•	An increase in interest related to long-term debt issued in the fourth quarter of 2005.

These increases were partially offset by:

•	An increase in Allowance for Funds Used During Construction related to debt resulting from additional capital spending for on-going construction projects relating to assets not yet placed in service.

Income Tax Expense from Continuing Operations

The decrease in income tax expense was primarily due to the decrease in Income from Continuing Operations Before Income Taxes. Also contributing to the decrease in income tax expense was a decrease in the effective tax rate from 43.6% in 2005 compared to 36.8% in 2006.

Other

Duke Energy Indiana’s estimated costs associated with the potential construction of an Integrated Gasification and Combined Cycle plant in Indiana have increased. Duke Energy Indiana’s publicly filed testimony with the Indiana Utility Regulatory Commission indicates that industry (EPRI) total capital requirement estimates for a facility of this type and size are now in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owner’s specific site costs).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Duke Energy Indiana in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Duke Energy Indiana in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006, and, based upon this evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2006 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated. Duke Energy is currently in the process of integrating Cinergy’s operations and will be conducting control reviews pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Note 1 to the Consolidated Financial Statements “Basis of Presentation” for additional information relating to the merger.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2006, see Note 10 to the Consolidated Financial Statements, “Regulatory Matters” and Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies”.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect Duke Energy Indiana’s, financial condition or future results. The risks described in Duke Energy Indiana’s Annual Report on Form 10-K are not the only risks facing Duke Energy Indiana. Additional risks and uncertainties not currently known to Duke Energy Indiana or that Duke Energy Indiana currently deems to be immaterial also may materially adversely affect Duke Energy Indiana’s financial condition and/or results of operations.

PART II

Item 6. Exhibits

The documents listed below are being filed, or have previously been filed, on behalf of Duke Energy Indiana and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Nature of Exhibit
3.1	Amended Articles of Consolidation, effective October 1, 2006.

31.a	Certification by James L. Turner pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b	Certification by Myron L. Caldwell pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.a	Certification by James L. Turner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification by Myron L. Caldwell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE ENERGY INDIANA, INC. Registrant

Date: November 17, 2006	/s/ MYRON L. CALDWELL
Myron L. Caldwell Group Vice President and Chief Financial Officer

Date: November 17, 2006	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs Vice President and Controller