Form 10-K
period 2006-12-31
Duke Energy Indiana, Inc.
filed 2007-04-02
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-3543

DUKE ENERGY INDIANA, INC.

(Formerly PSI Energy, Inc.)

Indiana	35-0594457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 East Main Street, Plainfield, Indiana	46168
(Address of principal executive offices)	(Zip Code)

513-421-9500

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Part II Items 4 and 6 and Part III Items 10, 11, 12 and 13 have been omitted in accordance with Instruction I(2)(a) and (c).

All of the registrant’s common stock is indirectly owned by Duke Energy Corporation (File No. 1-32853), which files reports and proxy material pursuant to the Securities Exchange Act of 1934, as amended.

DUKE ENERGY INDIANA, INC.

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2006

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Indiana, Inc.s (Duke Energy Indiana) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Indiana’s operations, including the economic, operational and other effects of tornadoes, floods, storms and ice storms;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•

The results of financing efforts, including Duke Energy Indiana’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Energy Indiana’s credit ratings and general economic conditions;

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Indiana for Cinergy’s defined benefit pension plans;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	The performance of electric generation facilities;
•	The extent of success in connecting and expanding electric markets; and
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

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

PART I

Item 1. Business

GENERAL

Duke Energy Indiana, Inc., (Duke Energy Indiana) (formerly PSI Energy, Inc.) an Indiana corporation organized in 1942, is a wholly owned subsidiary of Cinergy Corp. (Cinergy). In May 2005, Duke Energy Corporation (Duke Energy) and Cinergy announced they had entered into a definitive merger agreement. Closing of the transaction occurred in the second quarter of 2006. The merger combined the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States.

Duke Energy Indiana generates, transmits, distributes and sells electricity. Its service area covers about 22,000 square miles with an estimated population of 2.3 million in north central, central and southern Indiana. Duke Energy Indiana supplies electric service to approximately 766,000 residential, commercial and industrial customers over 29,946 miles of distribution lines and a 5,373-mile transmission system.

In conjunction with the merger with Duke Energy, effective with the second quarter ended June 30, 2006, Duke Energy Indiana adopted a new single business segment that reflects how the chief operating decision maker views the business. The business segment is Franchised Electric, which consists of Duke Energy Indiana’s regulated generation, transmission and distribution operations. Duke Energy Indiana’s chief operating decision maker regularly reviews financial information about this business segment in deciding how to allocate resources and evaluate performance. The business unit is considered a reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” (See Note 3 to the Consolidated Financial Statements, “Business Segments,” for additional information, including financial information about the business unit.)

Duke Energy Indiana plans, constructs, operates and maintains Duke Energy Indiana’s generation, transmission and distribution systems and delivers electric energy to consumers. This business is subject to cost of service rate making where rates to be charged to customers are based on prudently incurred costs over a test period plus a reasonable rate of return. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC) and the Indiana Utility Regulatory Commission (IURC).

The remainder of Duke Energy Indiana’s operations are presented as “Other.” Although it is not considered a business segment, “Other” for Duke Energy Indiana includes certain allocated governance costs.

Industries of major economic significance in Duke Energy Indiana’s service territory include chemicals, primary metals, and transportation. Other significant industries operating in the area include stone, clay and glass, food products, paper, and other manufacturing. Key sectors among commercial customers include education and retail trade.

The number of residential and commercial customers within the Duke Energy Indiana service territory continues to increase. Sales to these customers are increasing due to the growth in these sectors. As sales to residential and commercial customers increase, the consistent level of sales to industrial customers becomes a smaller, yet still significant, portion of Duke Energy Indiana’s sales.

Duke Energy Indiana’s costs and revenues are influenced by seasonal patterns. Peak sales occur during the summer and winter months, resulting in higher revenue and cash flows during those periods. By contrast, fewer sales occur during the spring and fall allowing for scheduled plant maintenance during those periods.

Duke Energy Indiana is an Indiana corporation. Its principal executive offices are located at 1000 East Main Street, Plainfield, Indiana 46168. The telephone number is 513-421-9500. Duke Energy Indiana electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that Duke Energy Indiana files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Duke Energy Indiana, including its reports filed with the SEC, is available through Duke Energy’s web site at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

PART I

ENVIRONMENTAL MATTERS

Duke Energy Indiana is subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental laws and regulations affecting Duke Energy Indiana include, but are not limited to:

•

The Clean Air Act, as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and particulate matter. Owners and/or operators of air emission sources are responsible for obtaining permits and for annual compliance and reporting.

•	The Clean Water Act which requires permits for facilities that discharge wastewaters into the environment.
•

The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity that currently owns or in the past may have owned or operated a disposal site, as well as transporters or generators of hazardous substances sent to a disposal site, to share in remediation costs.

•

The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

•	The National Environmental Policy Act, which requires federal agencies to consider potential environmental impacts in their decisions, including siting approvals.

(For more information on environmental matters involving Duke Energy Indiana, including possible liability and capital costs, see Notes 4 and 15 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies,” respectively.)

Except to the extent discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business units and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy Indiana.

Item 1A. Risk Factors.

The risk factors discussed herein relate specifically to risks associated with Duke Energy Indiana.

Duke Energy Indiana’s revenues, earnings and results are dependent on state legislation and regulation that affect electric generation, transmission, distribution and related activities, which may limit Duke Energy Indiana’s ability to recover costs.

Duke Energy Indiana’s businesses are regulated on a cost-of-service/rate-of-return basis subject to the statutes and regulatory commission rules and procedures of Indiana and FERC. If Duke Energy Indiana’s earnings exceed the returns established by the state regulatory commission, Duke Energy Indiana’s retail electric rates may be subject to review by the commission and possible reduction, which may decrease Duke Energy Indiana’s future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, Duke Energy Indiana’s future earnings could be negatively impacted.

Duke Energy Indiana is subject to regulation by FERC, by federal, state and local authorities and by the state public utility commission under laws regulating its businesses. Regulation affects almost every aspect of Duke Energy Indiana’s businesses, including, among other things, its ability to: take fundamental business management actions; determine the terms and rates of its services; make acquisitions; issue equity or debt securities; engage in transactions between its affiliates; and pay dividends. Changes to these regulations are ongoing, and Duke Energy Indiana cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on its business. However, changes in regulation can cause delays in or affect business planning and transactions and can substantially increase Duke Energy Indiana’s costs.

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect Duke Energy Indiana’s financial condition, results of operations or cash flows.

Increased competition resulting from deregulation or restructuring efforts, including from the Energy Policy Act of 2005, could have a significant adverse financial impact on Duke Energy Indiana and consequently on its results of operations, financial position, or cash flows. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Retail competition and the unbundling of regulated energy service could have a significant adverse financial impact on Duke Energy Indiana due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. Duke Energy Indiana cannot predict

PART I

the extent and timing of entry by additional competitors into the electric markets. Duke Energy Indiana cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on its financial position, results of operations or cash flows.

Duke Energy Indiana’s plans for future expansion and modernization of its generation fleet subject it to risk of future price and inflationary increases in the cost of such expenditures as well as the risk of recovering such costs in a timely manner which could materially impact Duke Energy Indiana’s financial condition, results of operations or cash flows.

During the three-year period from 2007 to 2009, Duke Energy Indiana anticipates total capital expenditures of over $2 billion. Duke Energy Indiana has begun to see significant increases in the estimated costs of these capital projects as a result of strong domestic and international demand for the material, equipment, and labor necessary to construct these facilities. Increases in costs related to materials and services required to expand and modernize Duke Energy Indiana’s generation fleet as well as Duke Energy Indiana’s ability to recover these costs in a timely manner could materially impact its consolidated financial condition, results of operations or cash flows.

Duke Energy Indiana must meet credit quality standards. Duke Energy Indiana cannot be sure that it will maintain investment grade credit ratings.

Each of Duke Energy Indiana’s senior unsecured long-term debt is rated investment grade by various rating agencies. Duke Energy Indiana cannot be sure that its senior unsecured long-term debt will continue to be rated investment grade.

If the rating agencies were to rate Duke Energy Indiana below investment grade, its borrowing costs would increase, perhaps significantly. In addition, Duke Energy Indiana would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources would likely decrease. Further, if Cinergy’s short-term debt rating were to fall, Duke Energy Indiana’s access to the commercial paper market could be significantly limited.

Duke Energy Indiana relies on access to short-term money markets and longer-term capital markets to finance its capital requirements and support its liquidity needs, and its access to those markets can be adversely affected by a number of conditions, many of which are beyond its control.

Duke Energy Indiana’s business is financed to a large degree through debt and the maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from its assets. Accordingly, Duke Energy Indiana relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flow from its operations and to fund investments originally financed through debt instruments with disparate maturities. If Duke Energy Indiana is not able to access capital at competitive rates, its ability to finance its operations and implement its strategy could be adversely affected.

Market disruptions may increase Duke Energy Indiana’s cost of borrowing or adversely affect its ability to access one or more financial markets. Such disruptions could include: economic downturns; the bankruptcy of an unrelated energy company; capital market conditions generally; market prices for electricity and gas; terrorist attacks or threatened attacks on its facilities; or the overall health of the energy industry. Restrictions on Duke Energy Indiana’s ability to access financial markets may also affect its ability to execute its business plan as scheduled. An inability to access capital may limit Duke Energy Indiana’s ability to pursue improvements or acquisitions that it may otherwise rely on for future growth.

Duke Energy Indiana’s parent, Cinergy, maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at a particular entity could preclude that entity from issuing commercial paper or letters of credit or borrowing under the revolving credit facility and could require other Duke Energy Indiana’s affiliates to immediately pay down any outstanding drawn amounts under other revolving credit agreements.

Poor investment performance of Cinergy’s pension plan holdings and other factors impacting pension plan costs could unfavorably impact Duke Energy Indiana’s liquidity and results of operations.

Duke Energy Indiana participates in employer benefit plans sponsored by its parent, Cinergy. Duke Energy Indiana is allocated costs and obligations related to these plans. Cinergy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. While Cinergy complies with the minimum funding requirements as of September 30, 2006, Cinergy’s qualified pension plans had obligations which

PART I

exceeded the value of plan assets by approximately $674 million. Without sustained growth in the pension investments over time to increase the value of Cinergy’s plan assets and depending upon the other factors impacting Cinergy’s costs as listed above, Duke Energy Indiana could be required to fund its parent’s plans with significant amounts of cash. Such cash funding obligations could have a material impact on Duke Energy Indiana’s cash flows, financial position or results of operations.

Duke Energy Indiana is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase its cost of operations, and which may impact or limit its business plans, or expose it to environmental liabilities.

Duke Energy Indiana is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions (such as reducing NOx, SO2 and mercury emissions, or potential future control of greenhouse-gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Duke Energy Indiana to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Energy Indiana takes to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Energy Indiana may be required to shut down or alter the operation of its facilities, which may cause it to incur losses. Further, Duke Energy Indiana’s regulatory rate structure and its contracts with customers may not necessarily allow it to recover capital costs it incurs to comply with new environmental regulations. Also, Duke Energy Indiana may not be able to obtain or maintain from time to time all required environmental regulatory approvals for its operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Energy Indiana fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of its facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Energy Indiana’s cash flows, financial position or results of operations, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions (including CO2) and such regulation could result in the creation of substantial additional costs in the form of taxes or emission allowances.

In addition, Duke Energy Indiana is generally responsible for on-site liabilities, and in some cases off-site liabilities, associated with the environmental condition of Duke Energy Indiana’s power generation facilities which it has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with some acquisitions and sales of assets, Duke Energy Indiana may obtain, or be required to provide, indemnification against some environmental liabilities. If Duke Energy Indiana incurs a material liability, or the other party to a transaction fails to meet its indemnification obligations to Duke Energy Indiana, Duke Energy Indiana could suffer material losses.

Duke Energy Indiana is involved in numerous legal proceedings, the outcomes of which are uncertain, and resolution adverse to Duke Energy Indiana could negatively affect Duke Energy Indiana’s cash flows, financial condition or results of operations.

Duke Energy Indiana is subject to numerous legal proceedings. Litigation is subject to many uncertainties and Duke Energy Indiana cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which Duke Energy Indiana is involved could require it to make additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on its cash flows and results of operations. Similarly, it is reasonably possible that the terms of resolution could require Duke Energy Indiana to change its business practices and procedures, which could also have a material effect on its cash flows, financial position or results of operations.

Duke Energy Indiana’s results of operations may be negatively affected by sustained downturns or sluggishness in the economy, which is beyond its control.

Sustained downturns or sluggishness in the economy generally affect the markets in which Duke Energy Indiana operates and negatively influence its operations. Declines in demand for electricity as a result of economic downturns in Duke Energy Indiana’s territories will reduce overall electricity sales and lessen its cash flows, especially as its industrial customers reduce production and, therefore,

PART I

consumption of electricity. Although Duke Energy Indiana’s business is subject to regulated allowable rates of return and recovery of fuel costs under a fuel adjustment clause, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations.

Duke Energy Indiana also sells electricity into the spot market or other competitive power markets on a contractual basis. With respect to such transactions, its revenues and results of operations are likely to depend, in large part, upon prevailing market prices in its regional markets and other competitive markets. These market prices may fluctuate substantially over relatively short periods of time and could reduce Duke Energy Indiana’s revenues and margins and thereby diminish its results of operations.

Lower demand for the electricity Duke Energy Indiana sells and lower prices for electricity result from multiple factors that affect the markets where it sells electricity including:

•

weather conditions, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, and periods of low rainfall that decrease Duke Energy Indiana’s ability to generate hydroelectric energy;

•	supply of and demand for energy commodities;
•

general economic conditions, including downturns in the U.S. or other economies which impact energy consumption particularly in which sales to industrial or large commercial customers comprise a significant portion of total sales;

•

availability of competitively priced alternative energy sources, which are preferred by some customers over electricity produced from coal or gas plants, and of energy-efficient equipment which reduces energy demand;

•	ability to procure satisfactory levels of fuel supplies and inventory, such as coal and natural gas;
•	capacity and transmission service into, or out of, Duke Energy Indiana’s markets;
•

natural disasters, acts of terrorism, wars, embargoes and other catastrophic events to the extent they affect Duke Energy Indiana’s operations and markets, as well as the cost and availability of insurance covering such risks; and

•	federal and state energy and environmental regulation and legislation.

Duke Energy Indiana’s operating results may fluctuate on a seasonal and quarterly basis.

Electric power generation is generally a seasonal business. In most parts of the United States and in markets in which Duke Energy Indiana operates, demand for power peaks during the hot summer months, with market prices also peaking at that time. In other areas, demand for power peaks during the winter. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of Duke Energy Indiana’s businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period comparison less relevant.

Certain events in the energy markets beyond Duke Energy Indiana’s control could result in new laws or regulations which could have a negative impact on Duke Energy Indiana’s financial position, cash flows or results of operations.

There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions (including CO2). Additionally, accounting standard setters are evaluating the accounting and reporting for emission allowances. Resolution of these matters could lead to substantial changes in laws and regulations affecting Duke Energy Indiana, including new accounting standards that could change the way Duke Energy Indiana is required to record revenues, expenses, assets and liabilities. These types of regulations could have a negative impact on Duke Energy Indiana’s financial position, cash flows or results of operations or access to capital.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2006, Duke Energy Indiana operated five coal-fired stations with a combined net capacity of 5,221 MW, one hydroelectric station with a net capacity of 45 MW, six combustion turbine (CT) stations with a combined net capacity of 1,459 MW and two combined cycle (CC) stations with a combined net capacity of 560 MW. The stations are located in Indiana and Ohio.

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cinergy owns all of the common stock of Duke Energy Indiana. In April 2006, Duke Energy acquired 100 percent of Cinergy’s outstanding stock by issuing 1.56 shares of Duke Energy common stock in exchange for each outstanding share of Cinergy common stock. This conversion resulted in the issuance of approximately 313 million shares of Duke Energy common stock. Duke Energy Indiana anticipates making periodic dividends to provide funding support for Duke Energy’s dividend. During the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, Duke Energy Indiana paid dividends to its parent, Cinergy, of $25 million, $126 million and $103 million, respectively. Duke Energy is a public registrant trading on the New York Stock Exchange under DUK.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the year ended December 31, 2006. Duke Energy Indiana has reclassified certain prior-year amounts in the Consolidated Financial Statements to conform to current presentation (see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” for further details).

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2006	2005	Increase (Decrease)
Operating revenues	$2,107	$1,975	$132
Operating expenses	1,830	1,562	268
Losses on sales of other assets and other, net	(1)	—	(1)

Operating income	276	413	(137)
Other income and expenses, net	46	22	24
Interest expense	122	110	12
Income tax expense	79	127	(48)

Net income	$121	$198	$(77)

Net Income

The 39 percent decrease in Duke Energy Indiana’s Net income for the year-ended December 31, 2006 as compared to 2005 was primarily due to the following factors:

Operating Revenues

Increased Operating revenues were primarily due to the following factors:

•

An increase in fuel revenues driven by new rates implemented in the second quarter of 2006 to compensate for under-collection of fuel costs from customers in 2005 and the first quarter of 2006. (See operating expenses below.)

This increase was partially offset by the following:

•	A decline in retail revenues due to milder weather in 2006 as compared to 2005; and
•	Temporary rate reductions associated with regulatory approval of the Duke Energy merger.

Operating Expenses

Increased Operating expenses were primarily due to the following factors:

•	An increase in fuel costs driven by commodity price increases from 2005 to 2006; and
•	An increase in operation, maintenance and other primarily due to the following factors:
•	Increase in reserves associated with clean up of manufactured gas plant sites in Indiana; and
•	Costs incurred as a result of the Duke Energy merger, including integration costs.

PART II

Other Income and Expenses, net

Increased Other income and expenses, net were primarily due to the following factors:

•

An increase in the equity component of allowance for funds used during construction (AFUDC) resulting from additional capital spending for on-going construction projects relating to assets not yet placed in service; and

•	An increase in interest income primarily related to the sale of trade receivables.

Interest Expense

Increased Interest expense was primarily due to:

•	An increase in interest related to long-term debt issued in the fourth quarter of 2005.

This increase was partially offset by:

•	An increase in the debt component of AFUDC resulting from additional capital spending for on-going construction projects relating to assets not yet placed in service.

Income Tax Expense

The decrease in Income tax expense was primarily due to the decrease in Income Before Income Taxes.

Other Matters

Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking certificates of public convenience and necessity for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. Duke Energy Indiana’s publicly filed testimony with the IURC indicates that industry (Electric Power Research Institute) total capital requirement estimates for a facility of this type and size are now in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owner’s specific site costs). Duke Energy Indiana has been given regulatory approval to recover its development costs for this IGCC plant.

Duke Energy Indiana’s fixed charges coverage ratio, as calculated using Securities and Exchange Commission guidelines, was 2.3 times for 2006 and 3.5 times for 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Risk and Accounting Policies

Duke Energy Indiana is exposed to market risks associated with commodity prices and interest rates. Management has established comprehensive risk management policies to monitor and manage these market risks. The Treasurer of Duke Energy, the ultimate parent entity of Cinergy, is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits, for Duke Energy Indiana, a wholly owned subsidiary of Cinergy.

Commodity Price Risk

Duke Energy Indiana has limited exposure to market price changes of fuel and emission allowance costs incurred for its retail customers due to the use of cost tracking and recovery mechanisms in the state of Indiana. Duke Energy Indiana does have exposure to the impact of market fluctuations in the prices of electricity, fuel and emission allowances associated with its generation output not utilized to serve native load or committed load (off-system, wholesale power sales). Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities, such as gas or coal. Duke Energy Indiana employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, such as swaps, futures, forwards and options. Based on a sensitivity analysis as of December 31, 2006 and 2005, Duke Energy Indiana does not anticipate a materially adverse effect on its consolidated results of operations as a result of exposure to commodity price risk. (See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” and Note 8 to the Consolidated Financial Statements, “Risk Management and Hedging Activities and Financial Instruments.”)

PART II

Interest Rate Risk

Duke Energy Indiana is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt. Duke Energy Indiana manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Indiana manages its exposure to fluctuation in interest rates primarily through entering into interest rate swaps. (See Notes 1, 8, and 13 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management and Hedging Activities and Financial Instruments,” and “Debt and Credit Facilities.”)

Based on a sensitivity analysis as of December 31, 2006 and 2005, Duke Energy Indiana does not anticipate a materially adverse effect on its consolidated results of operations as a result of exposure to variable-rate interest positions. These sensitivities were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, short-term investments, cash and cash equivalents outstanding as of December 31, 2006 and 2005. There were no interest rate hedge positions as of December 31, 2006. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy Indiana’s financial structure.

PART II

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Duke Energy Corporation:

We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, Inc. and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, common stockholder’s equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, in 2006 the Company changed its accounting for emission allowances and, retroactively, restated the 2005 and 2004 financial statements for the change.

As discussed in Notes 1 and 20, the accompanying consolidated balance sheet as of December 31, 2005 and the related consolidated statements of common stockholder’s equity and comprehensive income for the years ended December 31, 2005 and 2004 have been restated.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 29, 2007

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Statements of Operations

(In millions)

	Years Ended December 31,
	2006	2005	2004
Operating Revenues
Regulated electric	$2,107	$1,975	$1,753
Operating Expenses
Operation, maintenance and other	563	453	447
Fuel used in electric generation and purchased power	908	766	651
Depreciation and amortization	297	293	249
Property and other taxes	62	50	47
Total operating expenses	1,830	1,562	1,394
Losses on Sales of Other Assets and Other, net	(1)	—	—
Operating Income	276	413	359
Other Income and Expenses, net	46	22	9
Interest Expense	122	110	91
Income Before Income Taxes	200	325	277
Income Tax Expense	79	127	112
Net Income	121	198	165

Dividend and Premiums on Redemption of Preferred and Preference Stock	—	2	3
Earnings Available for Common Stockholder	$121	$196	$162

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Balance Sheets

(In millions)

	December 31, 2006	December 31, 2005
		(as restated, see Note 20)
ASSETS
Current Assets
Cash and cash equivalents	$7	$32
Receivables (net of allowance for doubtful accounts of $1 at December 31, 2006 and zero at December 31, 2005)	216	218
Inventory	139	103
Assets held for sale	1	—
Other	42	75
Total current assets	405	428
Investments and Other Assets
Restricted funds held in trust	126	244
Intangible assets	97	114
Assets held for sale	118	—
Other	99	91
Total investments and other assets	440	449
Property, Plant and Equipment
Cost	7,655	7,289
Less accumulated depreciation and amortization	2,568	2,456
Net property, plant and equipment	5,087	4,833
Regulatory Assets and Deferred Debits
Deferred debt expense	47	50
Regulatory assets related to income taxes	22	19
Other	660	488
Total regulatory assets and deferred debits	729	557
Total Assets	$6,661	$6,267

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Balance Sheets—(Continued)

(In millions, except share and per share amounts)

	December 31, 2006	December 31, 2005
		(as restated, see Note 20)
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$214	$182
Notes payable and commercial paper	—	435
Taxes accrued	120	34
Interest accrued	41	35
Current maturities of long-term debt	268	328
Other	100	70
Total current liabilities	743	1,084
Long-term Debt	2,140	1,892
Deferred Credits and Other Liabilities
Deferred income taxes	689	627
Investment tax credit	21	24
Accrued pension and other postretirement benefit costs	425	227
Regulatory liabilities	487	394
Asset retirement obligations	12	15
Liabilities associated with assets held for sale	3	—
Other	49	49
Total deferred credits and other liabilities	1,686	1,336
Commitments and Contingencies
Cumulative Preferred Stock Not Subject to Mandatory Redemption	—	11
Common Stockholder’s Equity
Common stock, no par; $.01 stated value; 60,000,000 shares authorized and 53,913,701 shares outstanding at December 31, 2006 and December 31, 2005	1	1
Additional Paid-in capital	844	840
Retained earnings	1,226	1,130
Accumulated other comprehensive income (loss)	21	(27)
Total common stockholder’s equity	2,092	1,944
Total Liabilities and Common Stockholder’s Equity	$6,661	$6,267

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121	$198	$165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297	293	249
Deferred income taxes and investment tax credit amortization	11	(24)	49
Regulatory asset/liability amortization	28	57	16
Accrued pension and postretirement benefit costs	46	27	34
Contribution to parent-sponsored pension plans	(24)	(21)	(23)
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	35	2	(5)
Receivables	121	(113)	(1)
Inventory	(36)	(14)	37
Other current assets	7	(22)	—
Increase (decrease) in:
Accounts payable	34	67	(25)
Taxes accrued	86	(33)	(4)
Other current liabilities	13	7	1
Regulatory asset/liability deferrals	139	(225)	(22)
Other assets	(27)	66	63
Other liabilities	(41)	21	7
Net cash provided by operating activities	810	286	541
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(535)	(533)	(337)
Investment expenditures	(4)	(101)	(3)
Purchases of emission allowances	(79)	(224)	(59)
Sales of emission allowances	58	51	1
Notes from affiliate, net	(120)	—	—
Withdrawal of restricted funds held in trust	127	119	25
Net cash used in investing activities	(553)	(688)	(373)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	331	394	—
Redemption of long-term debt	(329)	(131)	(1)
Redemption of preferred stock of subsidiaries	(11)	(31)	—
Notes payable and commercial paper	(250)	119	(58)
Dividends paid	(25)	(128)	(106)
Contribution from parent	—	200	—
Other	2	—	1
Net cash (used in) provided by financing activities	(282)	423	(164)
Net (decrease) increase in cash and cash equivalents	(25)	21	4
Cash and cash equivalents at beginning of year	32	11	7
Cash and cash equivalents at end of year	$7	$32	$11

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$98	$113	$101
Cash paid (refunded) for income taxes	(8)	183	60
Significant non-cash transactions:
Allowance for funds used during construction (AFUDC)—equity component	$(17)	$(6)	$(1)
Restricted cash proceeds	$—	$98	$209

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Statements of Common Stockholder's Equity

and Comprehensive Income

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains On Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance at December 31, 2003 (as restated, see Note 20)	$1	$627	$1,001	$—	$(14)	$1	$1,616
Net income	—	—	165	—	—	—	165
Other comprehensive income, net of tax effect of $7
Minimum pension liability adjustment	—	—	—	—	(13)	—	(13)
Unrealized gain on investment trusts	—	—	—	—	—	2	2

Total comprehensive income							154
Common stock dividends	—	—	(103)	—	—	—	(103)
Preferred dividends	—	—	(3)	—	—	—	(3)
Contribution to parent company for reallocation of taxes	—	(1)	—	—	—	—	(1)
Balance at December 31, 2004 (as restated, see Note 20)	$1	$626	$1,060	$—	$(27)	$3	$1,663
Net income	—	—	198	—	—	—	198
Other comprehensive income, net of tax effect of $2
Cash flow hedges	—	—	—	7	—	—	7
Minimum pension liability adjustment	—	—	—	—	(10)	—	(10)

Total comprehensive income							195
Common stock dividends	—	—	(126)	—	—	—	(126)
Preferred dividends	—	—	(2)	—	—	—	(2)
Contribution from parent-equity infusion	—	200	—	—	—	—	200
Contribution from parent company for reallocation of taxes	—	14	—	—	—	—	14
Balance at December 31, 2005 (as restated, see Note 20)	$1	$840	$1,130	$7	$(37)	$3	$1,944
Net income	—	—	121	—	—	—	121
Other comprehensive income, net of tax effect of zero
Cash flow hedges	—	—	—	8	—	—	8
Unrealized gain on investment trusts	—	—	—	—	—	3	3
Minimum pension liability adjustment	—	—	—	—	(11)	—	(11)

Total comprehensive income							121
Common stock dividends	—	—	(25)	—	—	—	(25)
Contribution from parent company for reallocation of taxes	—	4	—	—	—	—	4
Adjustment due to SFAS No. 158 adoption (net of tax effect of $33 million)	—	—	—	—	48	—	48
Balance at December 31, 2006	$1	$844	$1,226	$15	$—	$6	$2,092

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation. Duke Energy Indiana, Inc., (Duke Energy Indiana) (formerly PSI Energy, Inc.) an Indiana corporation organized in 1942, is a wholly owned subsidiary of Cinergy Corp. (Cinergy). Duke Energy Indiana is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity.

On April 3, 2006, in accordance with their previously announced merger agreement, Duke Energy Corporation (Old Duke Energy) and Cinergy merged into wholly owned subsidiaries of Duke Energy Holding Corp. (Duke Energy HC), resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of Duke Energy common stock, and each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock, which resulted in the issuance of approximately 1.2 billion shares of Duke Energy common stock. Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein. Duke Energy is a public registrant trading on the New York Stock Exchange under DUK.

As a result of Duke Energy Indiana’s publicly held debt at the time of Duke Energy’s merger with Cinergy, push-down accounting was not required and therefore, the assets and liabilities of Duke Energy Indiana have not been recorded at their fair values as of the merger date.

During March 2007, Duke Energy Indiana determined that the Consolidated Balance Sheet as of December 31, 2005 and the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income for the years ended December 31, 2005 and 2004 should be restated. While evaluating year-end 2006 deferred tax provisions, Duke Energy Indiana determined that previously reported deferred tax liabilities were understated by approximately $18 million. Additionally, it has been determined that previously reported other current liabilities related to accrued vacation balances were understated by approximately $25 million. As accrued vacation is recoverable in regulated rates when the vacation is paid, this adjustment to accrued vacation has been recognized as a regulatory asset rather than a charge to earnings. The correction of these matters has no impact on net income or cash flows, as previously reported for 2005 and 2004. See Note 20 to the Consolidated Financial Statements “Restatement of Previously Issued Financial Statements” for the impacts of these matters.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Indiana and subsidiary.

Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Cash and Cash Equivalents. All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents.

Restricted Funds Held in Trust. At December 31, 2006 and 2005, Duke Energy Indiana had approximately $126 million and $244 million of restricted cash related primarily to proceeds from debt issuances that are held in trust, primarily for the purpose of funding future environmental expenditures. This amount is reflected in Restricted funds held in trust on the Consolidated Balance Sheets.

Inventory. Inventory consists primarily of materials and supplies and fuel held for electric generation. Inventory is recorded at the lower of cost or market value, using the average cost method.

Components of Inventory

	December 31,
	2006	2005
	(in millions)
Fuel for use in electric production	$81	$51
Other materials and supplies	58	52

Total inventory	$139	$103

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Cost-Based Regulation. Duke Energy Indiana accounts for its regulated operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for Certain Types of Regulation” (SFAS No. 71). The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy Indiana records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Regulatory Liabilities. Duke Energy Indiana periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy Indiana may have to reduce its asset balances to reflect a market basis less than cost and write-off their associated regulatory assets and liabilities. (For further information see Note 4.)

Energy Purchases and Fuel Costs. Duke Energy Indiana utilizes a cost tracking recovery mechanism (commonly referred to as a fuel adjustment clause) that recovers retail and a portion of its wholesale fuel costs from customers. Indiana law limits the amount of fuel costs that Duke Energy Indiana can recover to an amount that will not result in earning a return in excess of that allowed by the Indiana Utility Regulatory Commission (IURC). The fuel adjustment clause is calculated based on the estimated cost of fuel in the next three-month period, and is trued up after actual costs are known. Duke Energy Indiana records any under-recovery or over-recovery resulting from the differences between estimated and actual costs as a regulatory asset or liability until it is billed or refunded to its customers, at which point it is adjusted through fuel expense.

In addition to the fuel adjustment clause, Duke Energy Indiana utilizes a purchased power tracking mechanism approved by the IURC for the recovery of costs related to certain specified purchases of power necessary to meet native load peak demand requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

Accounting for Risk Management and Hedging Activities and Financial Instruments. Duke Energy Indiana uses a number of different derivative and non-derivative instruments in connection with its commodity price and interest rate risk management activities, including swaps, futures, forwards and options. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS No. 133), are recorded on the Consolidated Balance Sheets at their fair value. Cash inflows and outflows related to derivative instruments, except those that contain financing elements and those related to investing activities, are a component of operating cash flows in the accompanying Consolidated Statements of Cash Flows. Cash inflows and outflows related to derivative instruments containing financing elements are a component of financing cash flows in the accompanying Consolidated Statements of Cash Flows while cash inflows and outflows from derivatives related to investing activities are a component of investing cash flows in the accompanying Consolidated Statements of Cash Flows.

Normal Purchases and Normal Sales. On a limited basis, Duke Energy Indiana applies the normal purchase and normal sales exception to certain contracts. If contracts cease to meet this exception, the fair value of the contracts is recognized on the Consolidated Balance Sheets and the contracts are accounted for using the Mark-to-Market (MTM) Model unless immediately designated as a cash flow or fair value hedge.

Valuation. When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on internally developed valuation techniques or models. For derivatives recognized under the MTM Model, valuation adjustments are also recognized in the Consolidated Statements of Operations.

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy Indiana capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of property, plant and equip -

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

ment, is expensed as it is incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method. The weighted-average depreciation rates were 3.8% for 2006, 4.1% for 2005, and 3.7% for 2004. In June 2004, Duke Energy Indiana implemented new depreciation rates, as a result of changes in useful lives of production assets and an increased rate for cost of removal, that were approved in Duke Energy Indiana’s latest retail rate case. The impact of this change in accounting estimate was an increase of approximately $18 million in Duke Energy Indiana’s depreciation expense for 2004. Also, see “Post-in-service Carrying Costs and Allowance for Funds Used During Construction (AFUDC),” discussed below.

When Duke Energy Indiana retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When it sells entire regulated operating units, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

Duke Energy Indiana recognizes asset retirement obligations (AROs) in accordance with SFAS No. 143, “Accounting For Asset Retirement Obligations” (SFAS No. 143), for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), for conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within the control of Duke Energy Indiana. Both SFAS No. 143 and FIN 47 require that the fair value of a liability for an ARO be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset.

Long-Lived Asset Impairments, Assets Held For Sale and Discontinued Operations. Duke Energy Indiana evaluates whether long-lived assets have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset would generally require management to re-assess the cash flows related to the long-lived assets.

Duke Energy Indiana uses the criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (SFAS No. 144) to determine when an asset is classified as “held for sale.” Upon classification as “held for sale,” the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the Consolidated Balance Sheets, Duke Energy Indiana does not retrospectively adjust prior period balance sheets to conform to current year presentation.

Duke Energy Indiana uses the criteria in SFAS No. 144 and EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether components of Duke Energy Indiana that are being disposed of or are classified as held for sale are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Duke Energy Indiana must not have significant continuing involvement in the operations after the disposal (i.e. Duke Energy Indiana must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the operations being disposed of must have been eliminated from Duke Energy Indiana’s ongoing operations (i.e. Duke Energy Indiana does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, are classified as discontinued operations in the Consolidated Statements of Operations.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.

Environmental Expenditures. Duke Energy Indiana expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable.

Revenue Recognition. Revenues on sales of electricity are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue/kilowatt hour for all customer classes to the number of estimated kilowatt hours delivered, but not billed. Unbilled revenues for Duke Energy Indiana at December 31, 2006 and 2005 were $84 million and $77 million, respectively.

Post-in-service Carrying Costs and Allowance for Funds Used During Construction (AFUDC). Post-in-service carrying costs, recorded in accordance with SFAS No. 71, represent the estimated financing costs associated with regulatory or physical assets of Duke Energy Indiana which are not yet earning a return from customers through rates and which have been approved for deferral by the IURC. Post-in-service carrying costs are non-cash items and are primarily recognized between the time the construction of regulated facilities is complete and when Duke Energy Indiana is permitted to recover these costs through inclusion in the rate base. The equity component of post-in-service costs are included in Regulatory assets on the Consolidated Balance Sheets, with an offsetting debit or credit to Other Income and Expenses, Net. The amount of post-in-service carrying costs included in Other Income and Expenses, net was $1 million in 2006, $1 million in 2005, and $1 million in 2004. Post-in-service carrying costs also have an interest component which is recorded to Regulatory assets on the Consolidated Balance Sheets with an offsetting debit or credit to Interest Expense. The amount of post-in-service carrying costs included in interest expense was immaterial for the years ended 2006, 2005 and 2004.

AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities, consists of two components, an equity component and an interest component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Consolidated Statements of Operations. After construction is completed, Duke Energy Indiana is permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Consolidated Statements of Operations was $33 million in 2006, which consisted of an after-tax equity component of $17 million and a before-tax interest expense component of $16 million. The total amount of AFUDC included in the Consolidated Statements of Operations in 2005 was $14 million, which consisted of an after-tax equity component of $6 million and a before-tax interest expense component of $8 million. The total amount of AFUDC included in the Consolidated Statements of Operations was $3 million in 2004, which consisted of an after-tax equity component of $1 million and a before-tax interest expense component of $2 million.

Accounting For Purchases and Sales of Emission Allowances. Duke Energy Indiana recognizes emission allowances in earnings as they are consumed or sold. For regulated operations that do provide for direct recovery of emission allowances, any gains or losses on sales of recoverable emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances and, therefore, as the recovery of the gain or loss is recognized in operating revenues, the regulatory asset or liability related to the emission allowance activity is recognized as a component of Fuel Used in Electric Generation and Purchased Power in the Consolidated Statements of Operations. For regulated operations that do not provide for direct recovery of emission allowances through a cost tracking mechanism, gains and losses on sales of emission allowances are included in Losses on Sales of Other Assets and Other, net in the Consolidated Statements of Operations, or are deferred, depending on level of regulatory certainty. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows.

Income Taxes. As a result of Duke Energy’s merger with Cinergy, Duke Energy Indiana entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expense or benefits to the subsidiaries whose investments or results of operations provide these tax expense or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Indiana would incur if Duke Energy Indiana were a separate company filing its own tax return. The current tax sharing agreement Duke Energy Indiana has with Duke Energy is substantially the same as the tax sharing agreement between Duke Energy Indiana and Cinergy prior to the merger.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Management evaluates and records contingent tax liabilities and related interest based on the probability of ultimately sustaining the tax deductions or income positions. Management assesses the probabilities of successfully defending the tax deductions or income positions based upon statutory, judicial or administrative authority.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations for years ended December 31, 2006, 2005, and 2004 were as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
	(in millions)
Excise Taxes	$26	$22	$19

Segment Reporting. As a result of the merger between Duke Energy and Cinergy, effective in the second quarter of 2006, Duke Energy Indiana adopted one business segment, and the segment performance measure has been changed to earnings before interest and taxes (EBIT) from continuing operations. As a result, certain prior period amounts have been retroactively adjusted to conform to the new segment presentation and measures.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within Duke Energy Indiana’s defined business segment. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of Duke Energy Indiana’s reportable segment, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, are presented in Note 3.

Conforming Changes in Accounting and Reporting. Emission Allowance Accounting. Effective with the merger between Duke Energy and Cinergy, Duke Energy Indiana classifies emission allowances as Intangible Assets in the accompanying Consolidated Balance Sheets and includes cash flows from purchases and sales of emission allowances as investing activities. Historically, Duke Energy Indiana classified emission allowances as Inventory and Other non-current assets in the Consolidated Balance Sheets, presented revenues from sales of emission allowances as operating revenues and the cost of emission allowances sold as fuel, emission allowances and purchased power in the Consolidated Statements of Operations and presented cash flows from purchases and sales of emission allowances as operating activities in the accompanying Consolidated Statements of Cash Flows. The classification of Inventory or Other non-current assets was determined by the emission allowances vintage year. While the historical policy of classifying emission allowances as Inventory and Other non-current assets was considered acceptable, Duke Energy Indiana changed its method of accounting for emission allowances because it believes the classification of emission allowances as Intangible Assets is preferable since emission allowances are contractual rights, which have no physical substance and meet the definition of identifiable intangible assets. Emission allowances, which do not have an expiration date, are recognized in earnings as they are consumed or sold. For regulated businesses that provide for direct recovery of emission allowances, any gains or losses on sales of recoverable emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances and, therefore, as the recovery of the gain or loss is recognized in operating revenues, the regulatory asset or liability related to the emission allowance activity is recognized in Fuel Used in Electric Generation and Purchased Power in the Consolidated Statements of Operations. For regulated businesses that do not provide for direct recovery of emission allowances through a cost tracking mechanism, gains and losses on sales of emission allowances are included in Losses on Sales of Other Assets and Other, net in the Consolidated Statements of Operations, or are deferred, depending on level of regulatory

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

certainty. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows.

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

The change in accounting for emission allowances had no impact on Duke Energy Indiana’s historical net income. For the year ended December 31, 2006, the change in accounting principle resulted in a decrease of $4.7 million in Operating Revenues and a $5.2 million decrease in Operating Expenses for a loss of approximately $0.5 million compared to amounts which would have been reported under Duke Energy Indiana’s previous method of accounting.

	December 31, 2006	December 31, 2005
	(in millions)
Inventory
Before reclassification of emission allowances	$195	$170
Effect of emission allowance reclassification	(56)	(67)

After reclassification of emission allowances	$139	$103

Other Assets
Before reclassification of emission allowances	$120	$131
Effect of emission allowance reclassification	(21)	(40)

After reclassification of emission allowances	$99	$91

Intangible Assets
Before reclassification of emission allowances	$20	$7
Effect of emission allowance reclassification	77	107

After reclassification of emission allowances	$97	$114

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Cash Flows from Operating Activities
Before reclassification of emission allowances	$789	$113	$483
Effect of emission allowance reclassification	21	173	58

After reclassification of emission allowances	$810	$286	$541

Cash Flows from Investing Activities
Before reclassification of emission allowances	$(532)	$(515)	$(315)
Effect of emission allowance reclassification	(21)	(173)	(58)

After reclassification of emission allowances	$(553)	$(688)	$(373)

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Reclassifications and Revisions. The financial statements have been reclassified to conform with Duke Energy’s format. Certain prior period amounts have been reclassified to conform to current year presentation.

As a result of the merger with Duke Energy, effective in the second quarter of 2006, Duke Energy Indiana adopted one business segment, and the segment performance measure has been changed to earnings before interest and taxes (EBIT) from continuing operations. As a result, certain prior period amounts have been retroactively adjusted to conform to the new segment presentation and measures. See Note 3 for further discussion of segments.

New Accounting Standards. The following new accounting standards were adopted by Duke Energy Indiana during the year ended December 31, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

FASB Staff Position (FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered In Applying FASB Interpretation No. 46(R)” (FSP No. FIN 46(R)-6). In April 2006, the FASB staff issued FSP No. FIN 46(R)-6 to address how to determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance is effective for all entities with which Duke Energy Indiana first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. The adoption of FSP No. FIN 46(R)-6 did not have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of OCI, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy Indiana is required to initially recognize the funded status of its allocated portion of Cinergy’s defined benefit pension and other postretirement plans and to provide the required additional disclosures as of December 31, 2006 (see Note 16). Retrospective application is not permitted. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $276 million (consisting of an increase in regulatory assets) and an increase in total liabilities of approximately $276 million as of December 31, 2006. The adoption of SFAS No. 158 did not have any material impact on Duke Energy Indiana’s consolidated results of operations or cash flows.

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy Indiana has measured its allocated portion of Cinergy’s plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. The measurement date requirement is effective for the year ending December 31, 2008, and early application is encouraged. Duke Energy Indiana intends to adopt the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. Net periodic benefit cost for the three-month period between September 30, 2006 and December 31, 2006 will be recognized, net of tax, as a separate adjustment of retained earnings as of January 1, 2007. Additionally, changes in plan assets and plan obligations between September 30, 2006 and December 31, 2006 not related to net periodic benefit cost will be recognized, as an adjustment to regulatory assets.

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

errors on the income statement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (a “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

SAB No. 108 was effective for Duke Energy Indiana’s year ending December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Duke Energy Indiana has historically used a dual approach for quantifying identified financial statement misstatements. Therefore, the adoption of SAB No. 108 did not have any material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

The following new accounting standards were adopted by Duke Energy Indiana during the year ended December 31, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (SFAS No. 153). In December 2004, the FASB issued SFAS No. 153 which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS No. 153 also eliminates APB Opinion No. 29’s concept of culmination of an earnings process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS No. 153 is effective for nonmonetary transactions occurring on or after July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

FASB Interpretation No.(FIN) 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47). In March 2005, the FASB issued FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” (SFAS No. 143). A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 were effective for Duke Energy Indiana as of December 31, 2005, and the adoption of FIN 47 did not have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

The following new accounting standards were adopted by Duke Energy Indiana during the year ended December 31, 2004 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

FIN 46, “Consolidation of Variable Interest Entities”. In January 2003, the FASB issued FIN 46 which requires the primary beneficiary of a variable interest entity’s activities to consolidate the variable interest entity. FIN 46 defines a variable interest entity as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity’s activities. In December 2003, the FASB issued FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (FIN 46R), which supersedes and amends the provisions of FIN 46. While FIN 46R retains many of the concepts and provisions of FIN 46, it also provides additional guidance and additional scope exceptions, and incorporates FASB Staff Positions related to the application of FIN 46.

The provisions of FIN 46 applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003, while the provisions of FIN 46R were required to be applied to those entities, except for special purpose entities, by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for Duke Energy Indiana). For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 or FIN 46R was required to be applied to special-purpose entities by the end of the first reporting period ending after December 15, 2003 (December 31, 2003 for Duke Energy Indiana), and was required to be applied to all other non-special purpose entities by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for Duke Energy Indiana). Duke Energy Indiana did not consolidate any entities as a result of the adoption of FIN 46R.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Various changes and clarifications to the provisions of FIN 46 have been made by the FASB since its original issuance in January 2003. While not anticipated at this time, any additional clarifying guidance or further changes to these complex rules could have an impact on Duke Energy Indiana’s Consolidated Financial Statements.

FSP No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP No. FAS 109-1). On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.

Under the guidance in FSP No. FAS 109-1, which was issued in December 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). As such, for Duke Energy Indiana, the special deduction had no material impact on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in the periods in which the deductions are claimed on the tax returns. For the years ended December 31, 2006 and 2005, Duke Energy Indiana recognized a benefit of approximately $2 million and $1 million, respectively, relating to the deduction from qualified domestic activities.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Indiana as of December 31, 2006:

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Duke Energy Indiana’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Duke Energy Indiana, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. Duke Energy Indiana is currently evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact of SFAS No. 157 on its consolidated results of operations, cash flows or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. For Duke Energy Indiana, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. Duke Energy Indiana cannot currently estimate the impact of SFAS No. 159 on its consolidated results of operations, cash flows or financial position and has not yet determined whether or not it will choose to measure items subject to SFAS No. 159 at fair value.

FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This accounting standard, issued by the FASB in July 2006, provides guidance on accounting for income tax positions about which Duke Energy Indiana has concluded there is a level of uncertainty with respect to the recognition in Duke Energy Indiana’s financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Indiana will implement this new accounting standard effective January 1, 2007. The implementation will result in a Cumulative Effect of a Change in Accounting Principle, adjusting the beginning balance of Retained Earnings on the Consolidated Statement of Common Stockholder’s Equity and Comprehensive Income (Loss) in the first quarter 2007. Corresponding entries will impact a variety of balance sheet line items, including Deferred income taxes, Taxes accrued and Other Liabilities. Upon implementation of FIN 48, Duke Energy Indiana will reflect interest expense related to taxes as interest expense in Other Income and Expenses, net in the Consolidated Statement of Operations. In addition, accounting for this standard after January 1, 2007 will involve an evaluation to determine if any changes have occurred that would impact the existing uncertain tax positions as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact income tax expense and interest expense in the Consolidated Statement of Operations, with offsetting impacts to the balance sheet line items described above. Duke Energy Indiana is still in the process of reviewing the impacts of this standard and expects that the cumulative effect adjustment will be immaterial.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP is effective for Duke Energy Indiana as of January 1, 2007 and will be applied retrospectively for all financial statements presented. Duke Energy Indiana does not anticipate the adoption of FSP No. AUG AIR-1 will have any material impact on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e. included in revenues and costs) or net (i.e. exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus is effective for Duke Energy Indiana beginning January 1, 2007. Duke Energy Indiana does not anticipate the adoption of EITF No. 06-3 will have any material impact on its consolidated results of operations, cash flows or financial position.

2. Acquisitions and Dispositions

Acquisitions. In August 2005, Duke Energy Indiana acquired 100 percent of the 460 megawatt (MW) Wheatland Generating Facility from Allegheny Energy, Inc. for approximately $100 million. The Wheatland Facility, located in Knox County, Indiana, has four natural gas-fired simple cycle combustion turbines and is directly connected to the Cinergy transmission system. The Facility’s output is being used to bolster the reserve margins on the Duke Energy Indiana system.

Dispositions. In December 2006, Duke Energy Indiana agreed to sell one unit of its Wabash River Power Station (Unit 1) to the Wabash Valley Power Association. The price of the transaction will be based on the book value of Unit 1 at the time of closing, which is currently estimated to be approximately $110-$120 million. The sale must be approved by the IURC, the Federal Energy Regulatory Commission (FERC), the U.S. Federal Trade Commission (FTC) and the Department of Justice (DOJ). These approvals are anticipated by mid-2007. Duke Energy Indiana does not anticipate recognizing a material gain or loss on this transaction and expects this transaction to close in December 2007. The assets and liabilities of the Wabash River Power Station (Unit 1) are separately disclosed on the Consolidated Balance Sheets as Assets held for sale.

On January 12, 2007, Duke Energy Indiana filed a petition with the IURC requesting authority to sell Wabash River Power Station (Unit 1) to the Wabash Valley Power Association, as discussed above, along with approval of the Operation and Maintenance Agreement and the Common Facilities Agreement associated with the sale. Wabash River Power Station (Unit 1) will be replaced by the Wheatland facility, discussed above which was purchased by Duke Energy Indiana in 2005. Duke Energy Indiana is also requesting approval of the accounting and ratemaking treatment of the sale to reflect the difference in costs of the two facilities.

3. Business Segments

In conjunction with the merger with Duke Energy, effective with the second quarter of 2006, Duke Energy Indiana adopted the new business segment that management believes properly aligns the various operations of Duke Energy Indiana with how the chief operating decision maker views the business. Prior period segment information has been recast to conform to the new segment structure. Accordingly, Duke Energy Indiana has the following reportable business segment:

•	Franchised Electric-consists of regulated generation, transmission and distribution operations

Duke Energy Indiana’s chief operating decision maker regularly reviews financial information about the business unit in deciding how to allocate resources and evaluate performance. The business unit is considered a reportable segment under SFAS No. 131. There is no aggregation within Duke Energy Indiana’s defined business segment.

Prior to the merger with Duke Energy, Duke Energy Indiana operated a single business unit, Regulated, which was considered a reportable segment under SFAS No. 131: Regulated. Regulated consisted of Duke Energy Indiana’s regulated generation, transmission and distribution operations.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Franchised Electric plans, constructs, operates and maintains Duke Energy Indiana’s generation, transmission and distribution systems and delivers electric energy to consumers. This business is subject to cost of service ratemaking where rates to be charged to customers are based on prudently incurred costs over a test period plus a reasonable rate of return.

The remainder of Duke Energy Indiana’s operations is presented as “Other.” While it is not considered a business segment, Other primarily includes certain allocated corporate governance costs.

Management evaluates segment performance based on EBIT which represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes. Cash, cash equivalents and short-term investments are managed centrally by Cinergy and Duke Energy, so the interest and dividend income on those balances are excluded from segment EBIT.

Business Segment Data

	Unaffiliated Revenues	Segment EBIT/ Consolidated Income before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment Assets(a)
	(in millions)
Year Ended December 31, 2006
Franchised Electric	$2,107	$373	$297	$539	$6,661
Total reportable segment	2,107	373	297	539	6,661
Other	—	(78)	—	—	—
Interest expense	—	(122)	—	—	—
Interest income and other	—	27	—	—	—
Total consolidated	$2,107	$200	$297	$539	$6,661

Year Ended December 31, 2005
Franchised Electric	$1,975	$478	$293	$634	$6,267
Total reportable segment	1,975	478	293	634	6,267
Other	—	(61)	—	—	—
Interest expense	—	(110)	—	—	—
Interest income and other	—	18	—	—	—
Total consolidated	$1,975	$325	$293	$634	$6,267

Year Ended December 31, 2004
Franchised Electric	$1,753	$425	$249	$340	$5,450
Total reportable segment	1,753	425	249	340	5,450
Other	—	(66)	—	—	—
Interest expense	—	(91)	—	—	—
Interest income and other	—	9	—	—	—
Total consolidated	$1,753	$277	$249	$340	$5,450

(a)	Includes assets held for sale.

All of Duke Energy Indiana’s revenues are generated and its long-lived assets are invested domestically.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

4. Regulatory Matters

Regulatory Assets and Liabilities. Duke Energy Indiana’s regulated operations are subject to SFAS No. 71. Accordingly, Duke Energy Indiana records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. For further information see Note 1.

Duke Energy Indiana’s Regulatory Assets and Liabilities:

	As of December 31,
	2006	2005	Recovery/Refund Period Ends
	(in millions)
Regulatory Assets(a)
Net regulatory asset related to income taxes(d)	$22	$19	(h	)
Gasification services agreement buyout costs(c)(k)	207	217	2018
Accrued pension and post retirement(c)(j)	276	—	(f	)
Under-recovery of fuel costs(c)	1	68	(i	)
Unamortized costs of reacquiring debt(d)	28	32	(h	)
Vacation accrual(c)(l)	23	25	2007
Post-in-service carrying costs and deferred operating expense(c)	87	83	2039
Hedge costs and other deferrals(c)	10	—	2007
Deferred merger costs(c)	15	26	2010
Deferred Midwest ISO costs(c)	25	30	(b	)
Other(c)	16	39	(f	)

Total Regulatory Assets	$710	$539

Regulatory Liabilities(a)
Removal costs(d)(g)	$425	$394	(e	)
Over-recovery of fuel costs(g)	20	—	2007
Deferred emission allowance revenue(g)	41	—	(f	)
Other(g)	1	—	(f	)

Total Regulatory Liabilities	$487	$394

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Midwest Independent Transition System Operator, Inc. (Midwest ISO) cost recovery mechanism.
(c)	Included in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(d)	Included in rate base.
(e)	Liability is extinguished over the lives of the associated assets.
(f)	Recovery/refund period is currently unknown.
(g)	Included in Regulatory Liabilities on the Consolidated Balance Sheets.
(h)	Recovery/refund is over the life of the associated asset or liability.
(i)	Fuel cost recovery mechanism.
(j)	Related to adoption of SFAS No. 158 (see Note 16).
(k)	Duke Energy Indiana reached an agreement with Dynegy, Inc. to purchase the remainder of its 25-year contract for coal gasification services. In accordance with an order from the IURC, Duke Energy Indiana began recovering this asset over an 18-year period that commenced upon the termination of the gas services agreement in 2000.
(l)	2005 amounts are as restated. See Note 20.

Regulatory Merger Approvals. As discussed in Note 1, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). While the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to similar conditions. Key elements of these conditions include:

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc., an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with the terms of the North Carolina Utility Commission’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of December 31, 2006, Duke Energy Indiana has returned approximately $27 million to customers on this rate reduction.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

•

The FERC approved the merger without conditions. In January 2006, Public Citizen’s Energy Program, Citizens Action Coalition of Indiana, Inc., Ohio Partners for Affordable Energy and Southern Alliance for Clean Energy requested rehearing of the FERC approval. In February 2006, the FERC issued an order granting rehearing of FERC’s order for further consideration. On February 5, 2007, after further consideration, the FERC issued an order dismissing the request for a rehearing.

Franchised Electric. Rate Related Information. The IURC approves rates for retail electric sales within Indiana. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

Duke Energy Indiana Environmental Compliance Case. In November 2004, Duke Energy Indiana applied to the IURC for approval of its plan for complying with sulfur dioxide (SO2), nitrogen oxides (NOX), and mercury emission reduction requirements. Duke Energy Indiana also requested approval of cost recovery for certain proposed compliance projects. An evidentiary hearing was held in May 2005. In December 2005, Duke Energy Indiana, the Indiana Office of Utility Consumer Counselor (OUCC), and the Duke Energy Indiana Industrial Group filed a settlement agreement providing for approval of Duke Energy Indiana’s compliance plan, and approval of financing, depreciation, and operation and maintenance cost recovery. In May 2006, the IURC approved the settlement agreement in its entirety. The approved Settlement Agreement provides for: (1) the construction of Phase 1 Clean Air Interstate Rule (CAIR) and Clean Air Mercury Rule (CAMR) projects with estimated expenditures of approximately $1.08 billion, (2) timely recovery of financing, construction, operation and maintenance cost and depreciation associated with the Phase 1 CAIR and CAMR plan, (3) recovery of emission allowances in connection with SO2, NOX and mercury, (4) accelerated 20 year depreciation rate, (5) timely recovery of Phase 1 plan development and presentation costs and Phase 2 plan development, engineering and pre-construction, and coal and equipment testing costs, and (6) authority to defer post-in-service AFUDC, depreciation costs and operation and maintenance cost until applicable costs are reflected in rates.

Other. In August 2005, Duke Energy Indiana filed an application with the IURC for approval of study and preconstruction costs related to the joint development of an Integrated Gasification Combined Cycle plant (IGCC) project with Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana, Inc. (Vectren). Duke Energy Indiana and Vectren reached a Settlement Agreement with the OUCC providing for the recovery of such costs if the IGCC project is approved and constructed and for the partial recovery of such costs if the IGCC project does not go forward. The IURC issued an order on July 26, 2006 approving the Settlement Agreement in its entirety.

On September 7, 2006, Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking certificates of public convenience and necessity for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional baseload generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. Duke Energy Indiana and Vectren filed their cases in chief with the IURC on October 24, 2006. Duke Energy Indiana’s estimated costs for the potential IGCC project have increased. Duke Energy Indiana’s publicly filed testimony with the IURC indicates that industry Electric Power Research Institute total capital requirement estimates for a facility of this type and size are now in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owners’ specific site costs). The case is scheduled for an evidentiary hearing in June 2007. On February 16, 2007, Duke Energy Indiana filed a request for deferral and subsequent cost recovery of the costs expected to be incurred prior to the anticipated date of an order by the IURC regarding Duke Energy Indiana’s request for a certificate of public convenience and necessity for the construction of the Edwardsport Generating Station. These costs relate to the continued investigation, analysis and development of the IGCC project, and must be incurred, to assure the project can achieve a targeted in-service date of 2011.

On August 15, 2006, Duke Energy Indiana filed a petition with the IURC requesting recovery of its costs of purchasing electricity to be produced by a 100 megawatt wind energy farm under development pursuant to a 20-year purchased power agreement between Duke Energy Indiana and Benton County Wind Farm, LLC. The IURC issued an order on December 6, 2006 approving recovery of the retail portion of the purchased power cost plus the retail portion of Midwest ISO costs over the 20-year life of the agreement.

Duke Energy Indiana recovers its actual fuel costs quarterly through a rate adjustment mechanism. In two recent fuel clause proceedings, certain industrial customers and the Citizens Action Coalition of Indiana, Inc. have intervened and sub-dockets have been established to address issues raised by the OUCC and the intervenors concerning the allocation of fuel costs between native load customers and non-native load sales, the reasonableness of various Midwest ISO costs for which Duke Energy Indiana has sought recovery and Duke Energy Indiana’s recovery of costs associated with certain power hedging activities. Duke Energy Indiana is defending its practices, its costs, and the allocation of such costs. A hearing was conducted in one of these proceedings on September 20, 2006. A favorable order

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

was issued in March 2007. An evidentiary hearing in the second proceeding is set to begin in May 2007. The IURC has authorized Duke Energy Indiana to collect through rates the costs which it sought recovery in the two sub-docket proceedings, subject to refund pending the outcome of these proceedings. Duke Energy Indiana cannot predict the outcome of these proceedings but does not expect the outcome to be material to its consolidated results of operations, cash flows or financial position.

In April 2006, the FERC issued an order on the Midwest ISO’s revisions to its Transmission and Energy Markets Tariffs regarding its Revenue Sufficiency Guarantee (RSG). The FERC found that the Midwest ISO violated the tariffs when it did not charge RSG costs to virtual supply offers. The FERC, among other things, ordered the Midwest ISO to recalculate the rate and make refunds to customers, with interest, to reflect the correct allocation of RSG costs. Duke Energy Shared Services, on behalf of Duke Energy Indiana, filed a Request for Rehearing, and in October 2006, the FERC issued an order which, among other things, granted rehearing on the issue of refunds. The FERC stated that it would not require recalculation of the rates and, as such, refunds are no longer required. As a result, Duke Energy Indiana does not believe that this issue will have a material effect on its consolidated results of operations, cash flows, or financial position.

FERC To Issue Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying North American Electric Reliability Corporation (NERC) as the Electric Reliability Organization (ERO). NERC has filed over 100 proposed reliability standards with FERC. FERC’s proposed action to approve a large number of these standards will result in those standards becoming mandatory and enforceable for the 2007 peak summer season. Other reliability standards will become mandatory and enforceable thereafter. Duke Energy Indiana does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

5. Joint Ownership of Generating and Transmission Facilities

Duke Energy Indiana is a joint-owner of Gibson Station Unit No. 5 with Wabash Valley Power Association, Inc (WVPA), and Indiana Municipal Power Agency (IMPA), as well as a joint-owner with WVPA and IMPA of certain Indiana transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems, which are operated and maintained by Duke Energy Indiana.

As of December 31, 2006, Duke Energy Indiana’s shares in jointly-owned plant or facilities were as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)
Production:
Gibson Station (Unit 5)	50.05%	$287	$146	$6
Transmission and local facilities	94.28	2,740	1,126	—

Duke Energy Indiana’s share of revenues and operating costs of the above jointly owned generating facilities are included within the corresponding line on the Consolidated Statements of Operations.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

6. Income Taxes

The following details the components of income tax expense:

Income Tax Expense

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Current income taxes
Federal	$51	$126	$52
State	17	25	11

Total current income taxes	68	151	63

Deferred income taxes
Federal	11	(30)	39
State	3	9	13

Total deferred income taxes	14	(21)	52

Investment tax credit amortization	(3)	(3)	(3)

Total income tax expense	$79	$127	$112

Reconciliation of Income Tax Expense at the US Federal Statutory Tax Rate to the Actual Tax Expense (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$70	$114	$97
State income tax, net of federal income tax effect	13	22	16
Depreciation and other PP&E related differences	(3)	(4)	4
ITC Amortization	(3)	(3)	(3)
Other items, net	2	(2)	(2)

Total income tax expense from continuing operations	$79	$127	$112

Effective tax rate	39.5%	39.0%	40.4%

Net Deferred Income Tax Liability Components

	December 31,
	2006	2005
	(in millions)
Deferred credits and other liabilities	$108	$108
Other	22	21

Total deferred income tax assets	130	129

Investments and other assets	(27)	(27)
Accelerated depreciation rates	(669)	(604)
Regulatory assets and deferred debits	(105)	(125)

Total deferred income tax liabilities	(801)	(756)

Total net deferred income tax liabilities	$(671)	$(627)

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Net Deferred Tax Liabilities

	December 31,
	2006	2005
	(in millions)
Current deferred tax assets, included in other current assets	$18	$—
Deferred income taxes	(689)	(627)

Total net deferred income tax liabilities	$(671)	$(627)

Although the outcome of tax audits is uncertain, management believes that adequate provisions for income and other taxes, such as sales and use, franchise, and property, have been made for potential liabilities resulting from such matters. As of December 31, 2006, Duke Energy Indiana has total provisions of approximately $25 million for uncertain tax positions, as compared to approximately $20 million as of December 31, 2005.

7. Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, which was adopted by Duke Energy Indiana on January 1, 2003 and addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of the time based on the time value of money until the obligation is settled. Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time. Additional depreciation expense is recorded prospectively for any property, plant and equipment increases.

Asset retirement obligations at Duke Energy Indiana relate primarily to obligations associated with future asbestos abatement at certain generating stations.

Upon adoption of SFAS No. 143, Duke Energy Indiana’s regulated electric operations classified removal costs for property that does not have an associated legal retirement obligation as a regulatory liability, in accordance with regulatory treatment under SFAS No. 71. The total amount of removal costs included in Regulatory liabilities on the Consolidated Balance Sheets was $425 million and $394 million as of December 31, 2006 and 2005, respectively, related to regulated electric operations.

The adoption of SFAS No. 143 had no impact on the income of the regulated electric operations, as the effects were offset by the establishment of regulatory assets and liabilities pursuant to SFAS No. 71.

In March 2005, the FASB issued FIN 47. The adoption of FIN 47 in 2005 resulted in an increase in net property, plant and equipment of $4 million, a decrease of approximately $8 million in regulatory liabilities and an increase in ARO liabilities of approximately $12 million. The adoption of FIN 47 had no impact on the income of Duke Energy Indiana’s regulated electric operations, as the effects were offset by the establishment of regulatory assets and liabilities pursuant to SFAS No. 71.

The pro forma effects of adopting FIN 47, including the impact on the balance sheet and net income are not presented due to the immaterial impact.

The asset retirement obligation is adjusted each period for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Reconciliation of Asset Retirement Obligation Liability

	Years Ended December 31,
	2006	2005
	(in millions)
Balance as of January 1,	$15	$3
Accretion expense	1	—
Revisions in estimated cash flows	(4)	—
Adoption of FIN 47	—	12

Balance as of December 31,	$12	$15

8. Risk Management and Hedging Activities and Financial Instruments

Duke Energy Indiana has limited exposure to market price changes of fuel and emission allowance costs incurred for its retail customers due to the use of cost tracking and recovery mechanisms in the state of Indiana. Duke Energy Indiana does have exposure to the impact of market fluctuations in the prices of electricity, fuel and emission allowances associated with its generation output not utilized to serve native load or committed load (off-system, wholesale power sales). Exposure to interest rate risk exists as a result of the issuance of variable and fixed rate debt. Duke Energy Indiana employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including swaps, futures, forwards and options.

Normal Purchases and Normal Sales Exception. Duke Energy Indiana has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133 and interpreted by Derivative Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity at fixed prices in future periods. These contracts, which relate primarily to the delivery of electricity over the next 17 years, are not recorded on the Consolidated Balance Sheets (see Note 1).

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Indiana to risk as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy Indiana manages its interest rate exposure by limiting its variable-rate exposure to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Indiana also enters interest rate swaps to manage and mitigate interest rate risk exposure. Duke Energy Indiana’s interest rate derivative instruments and related ineffectiveness were not material to its consolidated results of operations, cash flows or financial position in 2006, 2005, and 2004.

In June 2005, Duke Energy Indiana executed two forward starting swaps with a combined notional amount of $325 million. The forward starting swaps effectively fixed the benchmark interest rate of an anticipated issuance of fixed rate debt from June 2005 through June 2006, the expected date of issuance of the debt securities. Both forward starting swaps were designated as cash flow hedges under the provisions of SFAS No. 133. As the terms of these swap agreements mirrored the terms of the forecasted debt issuance, Duke Energy Indiana anticipated that they would be highly effective hedges. In June 2006, Duke Energy Indiana terminated these swaps at a value of approximately $26 million, when it issued $325 million 6.05% senior unsecured notes at Duke Energy Indiana. The $26 million gain on the hedge has been accumulated on the Consolidated Balance Sheet in Accumulated Other Comprehensive Income (Loss) (AOCI) and will be recognized as reclassifications from AOCI to offset interest expense over the life of the related debt. As of December 31, 2006, $2.6 million of the gain on the hedge is expected to be recognized in earnings during the next 12 months.

Financial Instruments. The fair value of financial instruments, excluding derivatives discussed elsewhere in this Note, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2006 and 2005, are not necessarily indicative of the amounts Duke Energy Indiana could have realized in current markets.

Financial Instruments

	As of December 31,
	2006		2005
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt(a)	$2,408	$2,457	$2,220	$2,241

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, accounts payable and notes payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

9. Intangibles

Effective with the merger between Duke Energy and Cinergy, Duke Energy Indiana’s emission allowances are classified as and accounted for as Intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” As discussed in Note 1, the December 31, 2005 amounts for periods prior to this accounting change have been reclassified to reflect this presentation. Emission allowances were previously included in Inventory and Other non-current assets. See Note 1 for more information on this conforming change in accounting policy.

The carrying amount and accumulated amortization of intangible assets are as follows:

	December 31, 2006	December 31, 2005	Weighted Average Life
		(in millions)
Emission allowances	$77	$107	(a	)
Gas, coal and power contracts	23	3	15
Other	—	6	(b	)

Total gross carrying amount	$100	$116

Accumulated amortization—gas, coal and power contracts	(3)	(2)

Total intangible assets, net	$97	$114

(a)	Emission allowances do not have a contractual term or expiration date.
(b)	Other represents intangible assets related to pensions which do not have a definitive life.

Emission allowances sold or consumed during the years ended December 31, 2006, 2005 and 2004 were $141 million, $141 million and $63 million, respectively.

Amortization expense for intangible assets for Duke Energy Indiana was immaterial for the years ended December 31, 2006, 2005 and 2004.

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2006. The expected amortization expense includes estimates of emission allowance consumption and estimates of consumption of commodities such as gas and coal under existing contracts. The amortization amounts discussed below are estimates. Actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances, additional intangible asset acquisitions and other events.

2007	2008	2009	2010	2011
(in millions)
$ 57	$3	$20	$1	$1

10. Related Party Transactions

Duke Energy Indiana engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005 are as follows:

	December 31, 2006	December 31, 2005
	(in millions)
Current assets	$1	$76
Current liabilities	$139	$65

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Indiana is allocated its proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy. Duke Energy Indiana is also allocated its proportionate share of other corporate governance costs from a consolidated affiliate of Cinergy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other third party costs.

The expenses associated with corporate governance and shared services costs for Duke Energy Indiana for the years ended 2006, 2005 and 2004 were as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
	(in millions)
Corporate governance and shared services expenses	$309	$259	$230

See Note 16 for detail on expense amounts allocated from Cinergy to Duke Energy Indiana related to Duke Energy Indiana’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and health care and insurance benefits. Additionally, Duke Energy Indiana has been allocated accrued pension and other postretirement benefit obligations from Cinergy of approximately $448 million at December 31, 2006 and $ 233 million at December 31, 2005. See Note 16 for additional information. The above amounts have been classified in the Consolidated Balance Sheets as follows:

	December 31, 2006	December 31, 2005
	(in millions)
Other current liabilities	$15	$—
Accrued pension and other postretirement benefit costs	425	227
Other liabilities	8	6

Additionally, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables Company, LLC (Cinergy Receivables), an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Indiana as Receivables in the Consolidated Balance Sheets and was approximately $78 million and $87 million as of December 31, 2006 and 2005, respectively (see Note 11).

Duke Energy Indiana participates in a money pool with Duke Energy and other Duke Energy subsidiaries. As of December 31, 2006, Duke Energy Indiana was in a receivable position of $120 million classified within Receivables in the accompanying Consolidated Balance Sheets. Duke Energy Indiana was in a payable position of $250 million as of December 31, 2005 classified within Notes payable and commercial paper in the accompanying Consolidated Balance Sheets. See Note 13 for further discussion of the money pool arrangement.

11. Sales of Accounts Receivable

Accounts Receivable Securitization. Duke Energy Indiana sells certain of their accounts receivable and related collections through Cinergy Receivables Company, LLC (Cinergy Receivables), a bankruptcy remote, special purpose entity. Cinergy Receivables is a wholly owned non-consolidated limited liability company of Cinergy. As a result of the securitization, Duke Energy Indiana sells, on a revolving basis, nearly all of their retail accounts receivable and related collections. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS No. 140).

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25 percent of the total proceeds). The note is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions, which is the source of the funding for the subordinated note.

This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets at December 31, 2006 and 2005. In addition, Cinergy’s investment in Cinergy Receivables constitutes a purchased beneficial interest (purchased right to receive specified cash flows, in our case residual cash flows), which is subordinate to the retained interest held by Duke Energy Indiana.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

The carrying value of the retained interest is determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions in estimating fair value are the anticipated credit losses, the selection of discount rates and expected receivables turnover rate. Because (a) the receivables generally turn in less than two months, (b) credit losses are reasonably predictable due to Duke Energy Indiana’s broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. Interest accrues to Duke Energy Indiana on the retained interest using the accretable yield method, which generally approximates the stated rate on the note since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interest and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred (which is unlikely unless credit losses on the receivables far exceed the anticipated level).

The key assumptions used in estimating the fair value are as follows:

	Years Ended December 31,
	2006	2005
Anticipated credit loss rate	0.5%	0.5%
Discount rate on expected cash flows	7.4%	5.7%
Receivables turnover rate	11.0%	11.2%

The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history.

Cinergy Receivables assumes the risk of collection on the purchased receivables without recourse to Duke Energy Indiana in the event of a loss. While no direct recourse exists, Duke Energy Indiana does have a risk of loss in the event collections are not sufficient to allow for full recovery of its retained interests.

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the periods ending:

	As of or for the Years Ended December 31,
	2006	2005
	(in millions)
Receivables sold as of period end	$204	$217
Less: Retained interests	78	87

Net receivables sold as of period end	$126	$130

Sales during period
Receivables sold	$2,026	$1,783
Loss recognized on sale	25	18

Cash flows during period
Cash proceeds from sold receivables(1)	$2,011	$1,750
Return received on retained interests	14	10

(1)	Cash flows from the sale of receivables are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

12. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2006	2005
	(Years)	(in millions)
Land	—	$39	$28
Plant—Regulated
Electric generation, distribution and transmission(a)	14 –100	6,834	6,643
Other buildings and improvements	40 – 60	94	94
Equipment	5 – 26	88	86
Construction in process	—	598	431
Other	10	2	7

Total property, plant and equipment		7,655	7,289
Total accumulated depreciation(b)		(2,568)	(2,456)

Total net property, plant and equipment		$5,087	$4,833

(a)	Includes capitalized leases: $40 million for 2006 and $35 million for 2005.
(b)	Includes accumulated amortization of capitalized leases: $5 million for 2006 and $4 million for 2005.

Capitalized interest, which includes the interest expense component of AFUDC, amounted to $16 million for 2006, $8 million for 2005, and $2 million for 2004.

13. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2006	2005
			(in millions)
Unsecured debt	6.1%	2007 – 2035	$1,518	$1,194
First and refunding mortgage bonds	8.0%	2008 – 2032	293	618
Capital leases	5.3%	2008 – 2015	30	26
Money pool			—	250
Other debt(a)	3.9%	2019 – 2040	576	576
Unamortized debt discount and premium, net			(9)	(9)

Total debt			2,408	2,655
Current maturities of long-term debt			(268)	(328)
Short-term notes payable and commercial paper			—	(435)

Total long-term debt			$2,140	$1,892

(a)	Includes $576 million of Duke Energy Indiana pollution control bonds as of December 31, 2006 and 2005. As of December 31, 2006 and 2005, $237 million was secured by first and refunding mortgage bonds and $105 million was secured by a letter of credit.

As of December 31, 2006, approximately $185 million of pollution control bonds which are short-term obligations by nature, were classified as long-term debt on the Consolidated Balance Sheets due to Duke Energy Indiana’s intent and ability to utilize such borrowings as long-term financing. Cinergy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Indiana the ability to refinance these short-term obligations on a long-term basis. As of December 31, 2005, $185 million of pollution control bonds, which are short-term obligations by nature, were classified as a component of Notes payable and commercial paper on the Consolidated Balance Sheets.

Unsecured Debt. In June 2006, Duke Energy Indiana issued $325 million principal amount of 6.05% senior unsecured notes due June 15, 2016. Proceeds from the issuance were used to repay $325 million of 6.65% First Mortgage Bonds that matured on June 15, 2006.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Money Pool. Duke Energy Indiana participates with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, those companies with short-term funds provide short-term loans to affiliates participating under this arrangement. Prior to the merger, Duke Energy Indiana participated in a similar money pool arrangement with Cinergy and other Cinergy subsidiaries. As of December 31, 2006, Duke Energy Indiana was in a receivable position of $120 million classified within Receivables in the accompanying Consolidated Balance Sheets. Duke Energy Indiana was in a payable position of $250 million as of December 31, 2005 classified within Notes payable and commercial paper in the accompanying Consolidated Balance Sheets. The change in the money pool from December 31, 2005 to December 31, 2006 is reflected as a $120 million cash outflow in Notes from affiliate, net within Net cash used in investing activities and a $250 million cash outflow in Notes payable and commercial paper within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. The change in the money pool from December 31, 2004 to December 31, 2005 is reflected as a $119 million cash inflow in Notes payable and commercial paper within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. The change in the money pool from December 31, 2003 to December 31, 2004 is reflected as a $58 million cash outflow in Notes payable and commercial paper within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows.

Floating Rate Debt. Other debt included approximately $526 million of floating-rate debt as of December 31, 2006 and December 31, 2005. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate. As of December 31, 2006, the average interest rate associated with floating-rate debt was approximately 3.9%.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2006

(in millions)
2007	$268
2008	48
2009	228
2010	5
2011	12
Thereafter	1,847

Total long-term debt (including current maturities)	$2,408

Duke Energy Indiana has the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy Indiana’s ability to repay these obligations prior to their scheduled maturity.

Available Credit Facilities and Restrictive Debt Covenants. Duke Energy Indiana receives support for its short-term borrowing needs from its parent entity, Cinergy, whose short-term borrowings consist primarily of unsecured revolving lines of credit and sale of commercial paper. During June 2006, Cinergy and its subsidiaries, including Duke Energy Indiana, amended their multi-year syndicated $2.0 billion revolving credit facility to extend the expiration date from September 2010 to June 2011, to reduce costs, and to conform the terms to those found in the legacy Duke Energy facilities. In November 2006, the credit facility was decreased from $2.0 billion to $1.5 billion. This credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year and contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%. The credit facility also contains a $500 million borrowing sub limit for Duke Energy Indiana.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Cinergy’s credit agreement contains various financial and other covenants; however, Cinergy’s credit agreement does not include material adverse change clauses or any covenants based on credit ratings. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2006, Cinergy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

14. Preferred Stock

In May 2006, Duke Energy Indiana redeemed all outstanding shares of its $3.7 million notional amount 3.5% Cumulative Preferred Stock, its $3.9 million notional amount 4.32% Cumulative Preferred Stock, and its $3.7 million notional amount 4.16% Cumulative Preferred Stock at par, plus accrued and unpaid dividends.

15. Commitments and Contingencies

General Insurance

Effective with the date of the merger between Duke Energy and Cinergy, Duke Energy Indiana carries, either directly or through Duke Energy’s captive insurance company, Bison Insurance Company Limited, insurance and reinsurance coverages consistent with companies engaged in similar commercial operations with similar type properties. Duke Energy Indiana’s insurance coverage includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Duke Energy Indiana’s operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (4) insurance policies in support of the indemnification provisions of Duke Energy Indiana’s by-laws; and (5) property insurance covering the replacement value of all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

Duke Energy Indiana also maintains excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are comparable to those carried by other companies with similar types of operations.

The cost of Duke Energy Indiana’s general insurance coverages continued to fluctuate over the past year reflecting the changing conditions of the insurance markets.

Environmental

Duke Energy Indiana is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Indiana.

Remediation activities. Like others in the energy industry, Duke Energy Indiana is responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Indiana operations, sites formerly owned or used by Duke Energy Indiana entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Indiana could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Indiana may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Clean Water Act. The U. S. Environmental Protection Agency’s (EPA’s) final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Coal-fired generating facilities in which Duke Energy Indiana is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Although Duke Energy Indiana is still unable to estimate costs to comply with the EPA’s rule, it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Clean Air Mercury Rule (CAMR) and Clean Air Interstate Rule (CAIR). The EPA finalized its CAMR and CAIR in May 2005. The CAMR limits total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program. Phase 1 begins in 2010 and Phase 2 begins in 2018. The CAIR limits total annual and summertime nitrogen oxides (NOX) emissions and annual sulfur dioxide (SO2) emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOX and in 2010 for SO2. Phase 2 begins in 2015 for both NOX and SO2.

Duke Energy Indiana currently estimates that it will spend approximately $385 million between 2007 and 2011 to comply with Phase 1 of CAMR and CAIR. Duke Energy Indiana estimates its CAIR/CAMR Phase 2 compliance costs of approximately $450 million over the period 2007-2016, and is currently unable to estimate the cost of complying with Phase 2 of CAMR beyond 2016. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.08 billion in rate recovery to cover its estimated Phase 1 of CAIR/CAMR compliance costs in Indiana (see Note 4). Duke Energy Indiana believes all costs determined to be prudently incurred to comply with such rules will be recovered through rates approved by the IURC.

Extended Environmental Activities and Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $12 million and $8 million as of December 31, 2006 and 2005, respectively. These accruals represent Duke Energy Indiana’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleged that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing emission controls for SO2, NOX and particulate matter.

In November 1999, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Duke Energy Indiana alleging various violations of the CAA. Specifically, the lawsuit alleges that Duke Energy Indiana violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review and Indiana’s State Implementation Plan permits for various projects at Duke Energy Indiana’s owned and co-owned generating stations. The complaints seek (1) injunctive relief to require installation of pollution control technology on various generating units at Duke Energy Indiana’s Cayuga, Gallagher, Wabash River, and Gibson Stations, and (2) civil penalties in amounts of up to $27,500 per day for each violation. Duke Energy Indiana asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions. In addition, three northeast states and two environmental groups have intervened in the case.

In August 2005, the district court issued a ruling regarding the emissions test that it will apply to Duke Energy Indiana at the trial of the case. Contrary to Duke Energy Indiana’s argument, the district court ruled that in determining whether a project was projected to increase annual emissions, it would not hold hours of operation constant. However, the district court subsequently certified the matter for interlocutory appeal to the Seventh Circuit Court of Appeals. In August 2006, the Seventh Circuit upheld the district court’s opinion. Cinergy has petitioned the U.S. Supreme Court for a writ of certiorari, which is pending. This issue is before the U.S. Supreme Court in another NSR case involving an affiliate, Duke Energy Carolinas, LLC, and Duke Energy Indiana does not expect further dispositive legal proceedings in this case until after the Supreme Court ruling.

It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with these matters.

Section 126 Petitions. In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states, including Indiana, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards. In August 2005, the EPA issued a proposed response to the petition. The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states. The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR Federal Implementation Plan (FIP) that would address the air quality concerns from neighboring states. On April 28, 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above. North Carolina has filed a legal challenge to the EPA’s denial.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Carbon Dioxide Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of carbon dioxide (CO2) from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the district court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral argument was held before the Second Circuit Court of Appeals on June 7, 2006.

It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with this matter.

Manufactured Gas Plant (MGP) Sites. Coal tar residues, related hydrocarbons, and various metals have been found in at least 23 sites that Duke Energy Indiana or its predecessors previously owned and sold in a series of transactions with Northern Indiana Public Service Company (NIPSCO) and Indiana Gas Company, Inc. (IGC). The 23 sites are in the process of being studied and will be remediated, if necessary. In 1998 NIPSCO, IGC, and Duke Energy Indiana entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities among them. Thus far, Duke Energy Indiana has primary responsibility for investigating, monitoring, and, if necessary, remediating nine of these sites. In December 2003, Duke Energy Indiana entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the nine sites. The Indiana Department of Environmental Management oversees investigation and cleanup of all of these sites. In March 2007, Duke Energy Indiana offered to purchase four parcels of property adjacent to one of the MGP sites because of evidence of migration of groundwater contamination.

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

Dunavan Waste Superfund Site. In July and October 2005, Duke Energy Indiana received notices from the EPA that it has been identified as a de minimus potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act at the Dunavan Waste Oil Site in Oakwood, Vermilion County, Illinois. At this time, Duke Energy Indiana does not have any further information regarding the scope of potential liability associated with this matter.

Ontario Canada Lawsuit. Duke Energy Indiana understands that a class action lawsuit was filed in Superior Court in Ontario, Canada against Duke Energy Indiana and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada and damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually. Duke Energy Indiana understands that the lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion. Duke Energy Indiana has not yet been served in this lawsuit; however, if served, Duke Energy Indiana intends to defend this lawsuit vigorously in court. At this time, Duke Energy Indiana is not able to predict whether resolution of this matter would have a material effect on its consolidated financial position, cash flows or results of operations.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. In October 2006, Cinergy was served with this lawsuit and subsequently filed a motion to dismiss. Prior to a ruling on that motion, in December 2006 plaintiffs filed a motion for leave to file a fourth amended complaint to set forth additional claims, add additional parties and to substitute proper parties for improperly named defendants. Specifically, plaintiffs seek to replace holding companies, such as Cinergy, with their operating company subsidiaries, such as Duke Energy Indiana. It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Indiana has been named as defendant or co-defendant in lawsuits related to asbestos at their electric generating stations. Currently, there are approximately 120 pending lawsuits. In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work as outside contractors. The plaintiffs further claim that as the property owner of the generating stations, Duke Energy Indiana should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure. The impact on Duke Energy Indiana’s financial position, cash flows, or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against Duke Energy Indiana has been tried to verdict. The jury returned a verdict against Duke Energy Indiana on a negligence claim and a verdict for Duke Energy Indiana on punitive damages. Duke Energy Indiana appealed this decision up to the Indiana Supreme Court. In October 2005, the Indiana Supreme Court upheld the jury’s verdict. Duke Energy Indiana paid the judgment of approximately $630,000 in the fourth quarter of 2005. In addition, Duke Energy Indiana has settled over 150 other claims for amounts, which neither individually nor in the aggregate, are material to Duke Energy Indiana’s financial position or results of operations. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Indiana estimates that the range of reasonably possible exposure in existing and future suits over the next 50 years could range from an immaterial amount to approximately $60 million, exclusive of costs to defend these cases. This estimated range of exposure may change as additional settlements occur and claims are made in Indiana and more case law is established.

Other Litigation and Legal Proceedings. Duke Energy Indiana is involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of December 31, 2006, Duke Energy Indiana has recorded immaterial reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Indiana enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Operating and Capital Lease Commitments

Duke Energy Indiana leases assets in several areas of its operations. Consolidated rental expense for operating leases was $24 million in 2006, $27 million in 2005 and $32 million in 2004, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Capitalized lease obligations are classified as debt on the Consolidated Balance Sheets (see Note 13). Amortization of capital lease assets is included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2006:

	Operating Leases	Capital Leases
	(in millions)
2007	$14	$3
2008	13	5
2009	9	5
2010	8	4
2011	8	3
Thereafter	18	10

Total future minimum lease payments	$70	$30

16. Employee Benefit Obligations

Cinergy Retirement Plans. Duke Energy Indiana participates in qualified and non-qualified defined benefit pension plans as well as other post-retirement benefit plans sponsored by Cinergy. Cinergy allocates pension and other post-retirement obligations and costs related to these plans to Duke Energy Indiana.

Upon consummation of the merger with Duke Energy, Cinergy’s benefit plan obligations were remeasured. Cinergy updated the assumptions used to determine their accrued benefit obligations and prospective net periodic benefit/post-retirement costs to be allocated to Duke Energy Indiana.

Duke Energy Indiana adopted the disclosure and recognition provisions of SFAS No. 158, effective December 31, 2006. The following table describes the total incremental effect of the adoption of SFAS No. 158 on individual line items in the Duke Energy Indiana December 31, 2006 Consolidated Balance Sheet.

	Duke Energy Indiana
	Before Application of SFAS No. 158	Adjustment	After Application of SFAS No. 158
	(in millions)
Accrued pension and other post-retirement liabilities [a]	$(172)	$(276)	$(448)
Regulatory Assets	—	276	276

Total Recognized	$(172)	$—	$(172)

(a)	Includes approximately $15 million reflected in Other Current Liabilities on the Consolidated Balance Sheets at December 31, 2006 and includes approximately $8 million in Other liabilities related to other post-retirement benefits.

Qualified Pension Plans

Cinergy’s qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements. Cinergy’s qualified defined benefit pension plans use a final average earnings formula. Under a final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of the their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years. The pension plans’ assets consist of investments in equity and debt securities.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the retirement plan is 12 years. Cinergy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years. Cinergy uses a September 30 measurement date for its defined benefit retirement plan.

The fair value of Cinergy’s plan assets was $1,302 million as of September 30, 2006 and $1,169 million as of September 30, 2005. The projected benefit obligation for the plans was $1,976 million as of September 30, 2006 and $1,751 million as of September 30, 2005. The accumulated benefit obligation for the plans was $1,688 million at September 30, 2006 and $1,535 million at September 30, 2005. Duke Energy Indiana’s qualified pre-tax net periodic pension cost, as allocated by Cinergy, was approximately $23 million for 2006, $11 million for 2005 and $13 million for 2004. The accrued pension liability as allocated by Cinergy to Duke Energy Indiana and recognized in Accrued pension and other postretirement benefit costs within the Consolidated Balance Sheets at December 31, 2006 and 2005 was $187 million and $118 million, respectively.

Duke Energy Indiana contributed approximately $24 million, $21 million and $23 million for the periods ended December 31, 2006, 2005 and 2004, respectively, to the legacy Cinergy qualified pension plans.

Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2006	2005	2004
	(percentages)
Benefit Obligations
Discount rate	5.75	5.75	6.25
Salary increase	5.00	4.00	4.00
Net Periodic Benefit Cost
Discount rate	5.50-6.00	5.75	6.25
Salary increase	5.00	4.00	4.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

Upon consummation of the merger with Duke Energy, all other pension obligations were remeasured. Cinergy updated the assumptions used to determine their pension obligations and prospective net periodic benefit cost to be allocated to Duke Energy Indiana. As a result, the discount rate used to determine net periodic benefit cost to be allocated to Duke Energy Indiana by Cinergy changed from 5.50% to 6.00% in 2006.

Non-Qualified Pension Plans

In addition, Cinergy also maintains, and Duke Energy Indiana participates in, non-qualified, non-contributory defined benefit retirement plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. There are no plan assets. The projected benefit obligation for the plans was $114 million as of September 30, 2006 and $147 million as of September 30, 2005. The accumulated benefit obligation for the plans was $109 million at September 30, 2006 and $132 million at September 30, 2005. Duke Energy Indiana’s non-qualified pre-tax net periodic pension cost, as allocated by Cinergy, was approximately $1 million for each of the years ended December 31, 2006, 2005 and 2004. The accrued pension liability as allocated by Cinergy to Duke Energy Indiana and recognized in Accrued pension and other postretirement benefit costs within the Consolidated Balance Sheets at December 31, 2006 and 2005 was $5 million and $5 million, respectively, and as recognized in Other Current Liabilities within the Consolidated Balance Sheet at December 31, 2006 was $1 million.

Non-Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2006	2005	2004
	(percentages)
Benefit Obligations
Discount rate	5.75	5.75	6.25
Salary increase	5.00	4.00	4.00
Net Periodic Benefit Cost
Discount rate	5.50-6.00	5.75	6.25
Salary increase	5.00	4.00	4.00

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Upon consummation of the merger with Duke Energy, all other pension obligations were remeasured. Cinergy updated the assumptions used to determine their pension obligations and prospective net periodic benefit cost to be allocated to Duke Energy Indiana. As a result, the discount rate used to determine net periodic benefit cost to be allocated to Duke Energy Indiana by Cinergy changed from 5.50% to 6.00% in 2006.

Other Post-Retirement Benefit Plans

Duke Energy Indiana participates in other postretirement benefit plans sponsored by Cinergy. Cinergy provides certain health care and life insurance benefits to retired United States employees and their eligible dependents on a contributory and non-contributory basis. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments. These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over approximately 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 13 years. There are no plan assets. The accumulated other post-retirement benefit obligation for the plans was $497 million as of September 30, 2005 and $414 million as of September 30, 2004. Duke Energy Indiana’s qualified pre-tax net periodic other post-retirement benefit cost, as allocated by Cinergy, was approximately $22 million for 2006, $15 million for 2005 and $20 million for 2004. The accrued other post-retirement liability as allocated by Cinergy to Duke Energy Indiana and recognized in Accrued pension and other postretirement benefit costs within the Consolidated Balance Sheets at December 31, 2006 and 2005 was $233 million and $104 million, respectively, and as recognized in Other Current Liabilities within the Consolidated Balance Sheet at December 31, 2006 was $14 million.

Assumptions Used in Cinergy’s Other Post-retirement Benefits Accounting

	2006	2005	2004
	(percentages)
Benefit Obligations
Discount rate	5.75	5.50	5.75
Salary increase	N/A	N/A	N/A
Net Periodic Benefit Cost
Discount rate	5.50-6.00	5.50	6.25
Salary increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A	N/A

Upon consummation of the merger with Duke Energy, all other post-retirement obligations were remeasured. Cinergy updated the assumptions used to determine their other post-retirement obligations and prospective net periodic other post-retirement benefit cost to be allocated to Duke Energy Indiana. As a result, the discount rate used to determine net periodic other post-retirement benefit cost to be allocated to Duke Energy Indiana by Cinergy changed from 5.50% to 6.00% in 2006.

17. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years ended December 31,
	2006	2005	2004
	(in millions)
Income/(Expense)
Interest income	$27	$18	$10
AFUDC and Post-in-service carrying costs(1)	17	7	3
Other	2	(3)	(4)

Total	$46	$22	$9

(1)	See Note 1 for further discussion on post-in-service carrying costs.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

18. Subsequent Events

For information on subsequent events related to acquisitions and dispositions, regulatory matters and commitments and contingencies, see Notes 2, 4 and 15, respectively.

19. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions)
2006
Operating revenues	$486	$551	$572	$498	$2,107
Operating income	59	36	113	68	276
Net income	19	12	63	27	121
2005
Operating revenues	$425	$428	$573	$549	$1,975
Operating income	90	95	147	81	413
Net income	42	43	66	47	198

During the first quarter 2006, Duke Energy Indiana recorded the following unusual or infrequently occurring item: approximately $9 million in integration costs related to the merger of Duke Energy and Cinergy.

During the second quarter 2006, Duke Energy Indiana recorded the following unusual or infrequently occurring items: approximately $17 million in integration costs related to the merger of Duke Energy and Cinergy and a temporary rate reduction of $3 million due to merger approval obtained from IURC related to the merger between Duke Energy and Cinergy.

During the third quarter 2006, Duke Energy Indiana recorded the following unusual or infrequently occurring items: approximately $1 million in integration costs related to the merger of Duke Energy and Cinergy and a temporary rate reduction of $14 million due to merger approval obtained from IURC related to the merger between Duke Energy and Cinergy.

During the fourth quarter 2006, Duke Energy Indiana recorded the following unusual or infrequently occurring items: approximately $3 million in integration costs related to the merger of Duke Energy and Cinergy and a temporary rate reduction of $10 million due to merger approval obtained from IURC related to the merger between Duke Energy and Cinergy.

20. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of its Consolidated Financial Statements for the year ended December 31, 2005, Duke Energy Indiana discovered the following errors in the financial statements:

•

Previously reported net deferred tax liabilities were understated by approximately $18 million. These deferred tax liabilities related to tax impacts to regulatory asset balances established prior to 1996. As the error relates to periods prior to 1996, this adjustment reduces retained earnings previously reported for 2005, 2004 and 2003; and,

•

Previously reported other current liabilities were understated by approximately $25 million related to accrued vacation balances. As accrued vacation is recoverable in regulated rates when the vacation is paid, this adjustment to accrued vacation has been recognized as a regulatory asset rather than a charge to earnings.

As the impact of correcting these errors is material to the consolidated financial statements of Duke Energy Indiana, prior period financial statements have been restated for the impacts of these adjustments.

These adjustments had no impact on Duke Energy Indiana’s historical Net Income or Statements of Cash Flows, as previously reported for 2005 and 2004.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

The effect of the correction of these errors from amounts previously reported is summarized below:

	2005
	As Previously Reported	Adjustment	As Restated
	(in millions)
Consolidated Balance Sheet at December 31:
Other regulatory assets and deferred debits	$463	$25	$488
Total regulatory assets and deferred debits	532	25	557
Total assets	6,242	25	6,267
Other current liabilities	45	25	70
Total current liabilities	1,059	25	1,084
Deferred income taxes	609	18	627
Total deferred credits and other liabilities	1,318	18	1,336
Retained earnings	1,148	(18)	1,130
Total common stockholder's equity	1,962	(18)	1,944
Total liabilities and common stockholder's equity	6,242	25	6,267

	2004			2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in millions)			(in millions)
Consolidated Statement of Common Stockholder's Equity and Comprehensive Income for the year ended December 31:
Retained earnings	$1,078	$(18)	$1,060	$1,019	$(18)	$1,001
Total common stockholder's equity	1,681	(18)	1,663	1,634	(18)	1,616

PART II

DUKE ENERGY INDIANA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions(a)	Balance at End of Period
	(In millions)
December 31, 2006:
Injuries and damages	$6	$1	$—	$3	$4
Allowance for doubtful accounts	—	1	1	1	1
Other(b)	25	12	—	2	35

	$31	$14	$1	$6	$40

December 31, 2005:
Injuries and damages	$5	$2	$—	$1	$6
Allowance for doubtful accounts	—	—	—	—	—
Other(b)	20	12	—	7	25

	$25	$14	$—	$8	$31

December 31, 2004:
Injuries and damages	$3	$2	$—	$—	$5
Allowance for doubtful accounts	1	—	—	1	—
Other(b)	39	7	—	26	20

	$43	$9	$—	$27	$25

(a)	Principally cash payments and reserve reversals.
(b)	Principally environmental, uncertain tax provisions and other reserves, included in Taxes accrued and Interest accrued within Current Liabilities or Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

During March 2007, Duke Energy Indiana determined that the Consolidated Balance Sheets as of December 31, 2005 and the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income for the years ended December 31, 2005 and 2004 should be restated. While evaluating year-end 2006 deferred tax provisions, Duke Energy Indiana determined that previously reported deferred tax liabilities were understated by approximately $18 million. Additionally, it has been determined that previously reported other current liabilities related to accrued vacation balances were understated by approximately $25 million. The correction of these matters has no impact on the net income or cash flows, as previously reported for 2005 and 2004. See Note 20 to the Consolidated Financial Statements “Restatement of Previously Issued Financial Statements” for the impacts of these matters.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, taking into consideration the restatement described above, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2006 and, other than the Duke Energy and Cinergy merger discussed below, found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated. Duke Energy is in process of integrating Cinergy’s operations and has included Cinergy’s activity in its evaluation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Notes 1 and 3 to the Consolidated Financial Statements for additional information relating to the merger.

PART III

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) for Duke Energy Indiana for the years ended December 31, 2006 and 2005:

Type of Fees	FY 2006	FY 2005
	(In millions)
Audit Fees(a)	$1.2	$0.8
Audit-Related Fees(b)	0.2	0.1
Tax Fees(c)	—	0.2

Total Fees:	$1.4	$1.1

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Duke Energy Indiana’s consolidated financial statements included in Duke Energy Indiana’s annual report on Form 10-K and review of financial statements included in Duke Energy Indiana’s quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions.
(b)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of Duke Energy Indiana’s financial statements, including assistance with acquisitions and divestitures and internal control reviews,
(c)	Tax Fees are fees billed by Deloitte for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy Indiana that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the SEC’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2006 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to its pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005 (as restated, see Note 20 to the Consolidated Financial Statements)

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income for the Years ended December 31, 2006, 2005 and 2004 (as restated, see Note 20 to the Consolidated Financial Statements)

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 19 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

(c) Exhibits—See Exhibit Index immediately following the signature page.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2007

DUKE ENERGY INDIANA, INC. (Registrant)

By:	/S/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS

James E. Rogers

Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ DAVID L. HAUSER

David L. Hauser

Group Executive and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG

Steven K. Young

Senior Vice President and Controller (Principal Accounting Officer)

Date: March 29, 2007

PART IV

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number
3.1	Amended Articles of Consolidation of PSI, as amended April 20, 1995 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1995, File No. 1-3543).

3.1.1	Amendment to Article D of the Amended Articles of Consolidation of PSI, effective July 10, 1997 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1997, File No. 1-3543).

3.1.2	Amended Articles of Consolidation, effective October 1, 2006 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2006, File No. 1-3543).

3.2	By-Laws of PSI, as amended on July 23, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 2003, File No. 1-3543).

4.1	Original Indenture (First Mortgage Bonds) dated September 1, 1939, between PSI and The First National Bank of Chicago, as Trustee, and LaSalle National Bank, as Successor Trustee (filed as Exhibit A-Part 5 in File No. 70-258 Supplemental Indenture dated March 30, 1984).

4.1.1	Forty-second Supplemental Indenture between PSI and LaSalle National Bank dated August 1, 1988 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1988, File No. 1-3543).

4.1.2	Forty-fourth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1990, File No. 1-3543).

4.1.3	Forty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1990, File No. 1-3543).

4.1.4	Forty-sixth Supplemental Indenture between PSI and LaSalle National Bank dated June 1, 1990 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1991, File No. 1-3543).

4.1.5	Forty-seventh Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1991 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1991, File No. 1-3543).

4.1.6	Forty-eighth Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1992 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, File No. 1-3543).

4.1.7	Forty-ninth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, File No. 1-3543).

4.1.8	Fiftieth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, File No. 1-3543).

4.1.9	Fifty-first Supplemental Indenture between PSI and LaSalle National Bank dated February 1, 1994 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1993, File No. 1-3543).

4.1.10	Fifty-second Supplemental Indenture between PSI and LaSalle National Bank, as Trustee, dated as of April 30, 1999 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 1999, File No. 1-3543).

4.1.11	Fifty-third Supplemental Indenture between PSI and LaSalle National Bank dated June 15, 2001 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 2001, File No. 1-3543).

4.1.12	Fifty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2003, File No. 1-3543).

4.1.13	Fifty-fourth Supplemental Indenture dated as of September 1, 2002, between PSI and LaSalle Bank National Association, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002, File No. 1-3543).

PART IV

Exhibit Number
4.1.14	Fifty-Sixth Supplemental Indenture dated as of December 1, 2004, between PSI and LaSalle Bank National Association, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 2004, File No. 1-3543).

4.2	Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).

4.2.1	First Supplemental Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).

4.2.2	Third Supplemental Indenture dated as of March 15, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1997, File No. 1-3543).

4.2.3	Fourth Supplemental Indenture dated as of August 5, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1998, File No. 1-3543).

4.2.4	Fifth Supplemental Indenture dated as of December 15, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1998, File No. 1-3543).

4.2.5	Sixth Supplemental Indenture dated as of April 30, 1999, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 1999, File No. 1-3543).

4.2.6	Seventh Supplemental Indenture dated as of October 20, 1999, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1999, File No. 1-3543).

4.2.7	Eighth Supplemental Indenture dated as of September 23, 2003, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2003, File No. 1-3543).

4.2.8	Tenth Supplemental Indenture dated as of June 9, 2006, between PSI Energy, Inc. and The Bank of New York Trust Company, N.A. (successor trustee to Fifth Third Bank), as Trustee (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on June 15, 2006, File No. 1-3543).

4.3	Twenty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated September 1, 1978 (filed with the registration statement of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), File No. 2-62543).

4.3.1	Thirty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 30, 1984 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1984, File No. 1-3543).

4.4	Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between PSI and LaSalle National Bank, as Trustee (filed with Form 10-K/A No. 2 of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, filed on July 15, 1993, File No. 1-3543).

4.5	Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between PSI and LaSalle National Bank, as Trustee (filed with Form 10-K/A No. 2 of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, filed on July 15, 1993, File No. 1-3543).

4.6	Loan Agreement between PSI and the City of Princeton, Indiana dated as of November 7, 1996 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

4.7	Loan Agreement between PSI and the City of Princeton, Indiana dated as of February 1, 1997 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).

2

PART IV

Exhibit Number
4.8	Unsecured Promissory Note dated October 14, 1998, between PSI and the Rural Utilities Service (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1998, File No. 1-3543).

4.9	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of July 15, 1998 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1998, File No. 1-3543).

4.10	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of May 1, 2000 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 2000, File No. 1-3543).

4.11	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002 File No. 1-3543).

4.12	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002, File No. 1-3543).

4.13	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of February 15, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).

4.14	6.302% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).

4.15	6.403% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).

4.16	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004B (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on December 9, 2004, File No. 1-3543).

4.17	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004C (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on December 9, 2004, File No. 1-3543).

10.1	Employment Agreement dated February 4, 2004, among Cinergy Corp., CG&E, and PSI, and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.2	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.2.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.3	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Donald B. Ingle, Jr. (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.4	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.4.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

3

PART IV

Exhibit Number
10.4.2	Form of amendment to employment agreement, adopted and effective December 14, 2005, between Services and each of Michael J. Cyrus and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.5	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.5.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.6	Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI and Marc E. Manly (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.6.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI, and Marc E. Manly (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.7	Deferred Compensation Agreement, effective as of January 1, 1992, between PSI and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.8	Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between PSI and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.8.1	First Amendment to Split Dollar Life Insurance Agreement between PSI and James E. Rogers dated December 11, 1992 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.9	Asset Purchase Agreement by and among Cinergy Capital & Trading, Inc. (Capital & Trading), CinCap Madison, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.10	Asset Purchase Agreement by and among Capital & Trading., CinCap VII, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.11	Asset Purchase Agreement by and among PSI and CG&E and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.12	Underwriting Agreement in connection with PSI issuance and sale of $350,000,000 aggregate principal amount of its 6.12% Debentures due 2035 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.13	$2,000,000,000 Amended and Restated Credit Agreement among the registrant, such subsidiaries, the banks listed therein, Barclays Bank PLC, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.14	Asset Purchase Agreement by and between Duke Energy Indiana, Inc., as Seller, and Wabash Valley Power Association, Inc., as Buyer, Dated as of December 1, 2006 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

*12	Computation of Ratio of Earnings to Fixed Charges.

*23.1	Consent of Independent Registered Public Accounting Firm.

4

PART IV

Exhibit Number
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.

5