Form 10-Q
period 2007-03-31
Duke Energy Indiana, Inc.
filed 2007-05-15
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-3543

DUKE ENERGY INDIANA, INC.

(Exact Name of Registrant as Specified in its Charter)

Indiana	35-0594457
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

1000 East Main Street Plainfield, IN	46168
(Address of Principal Executive Offices)	(Zip code)

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

All of the registrant’s common stock is indirectly owned by Duke Energy Corporation (File No. 1-32853) which is a reporting company under the Securities Exchange Act of 1934, as amended.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instructions H(2) of Form 10-Q.

INDEX

DUKE ENERGY INDIANA, INC.

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2007

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
•

State and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric industry;

•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Indiana, Inc.’s (Duke Energy Indiana) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Indiana’s operations, including the economic, operational and other effects of tornados and other natural phenomena;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended March 31,
	2007	2006
Operating Revenues – Regulated Electric	$495	$486

Operating Expenses
Operation, maintenance and other	130	137
Fuel used in electric generation and purchased power	150	201
Depreciation and amortization	75	74
Property and other taxes	16	16
Total operating expenses	371	428
Operating Income	124	58
Other Income and Expenses, net	12	8
Interest Expense	26	35
Income Before Income Taxes	110	31
Income Tax Expense	41	12
Net Income	$69	$19

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$8	$7
Receivables (net of allowance for doubtful accounts of $5 at March 31, 2007 and $1 at December 31, 2006)	254	216
Inventory	131	139
Assets held for sale	1	1
Other	56	66
Total current assets	450	429
Investments and Other Assets
Restricted funds held in trust	94	126
Intangible assets	102	97
Assets held for sale	120	118
Other	106	99
Total investments and other assets	422	440
Property, Plant and Equipment
Cost	7,771	7,655
Less accumulated depreciation and amortization	2,622	2,568
Net property, plant and equipment	5,149	5,087
Regulatory Assets and Deferred Debits
Deferred debt expense	46	47
Regulatory assets related to income taxes	22	22
Other	622	636
Total regulatory assets and deferred debits	690	705
Total Assets	$6,711	$6,661

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per share amounts)

	March 31, 2007	December 31, 2006
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$256	$211
Taxes accrued	64	120
Interest accrued	43	41
Current maturities of long-term debt	270	268
Other	91	103
Total current liabilities	724	743
Long-term Debt	2,137	2,140
Deferred Credits and Other Liabilities
Deferred income taxes	689	689
Investment tax credit	20	21
Accrued pension and other postretirement benefit costs	436	425
Regulatory liabilities	452	487
Asset retirement obligations	13	12
Liabilities associated with assets held for sale	2	3
Other	83	49
Total deferred credits and other liabilities	1,695	1,686
Commitments and Contingencies
Common Stockholder’s Equity
Common stock, no par; $.01 stated value; 60,000,000 shares authorized and 53,913,701 shares outstanding at March 31, 2007 and December 31, 2006	1	1
Additional Paid-in capital	844	844
Retained earnings	1,289	1,226
Accumulated other comprehensive income	21	21
Total common stockholder’s equity	2,155	2,092
Total Liabilities and Common Stockholder’s Equity	$6,711	$6,661

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69	$19
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75	74
Deferred income taxes and investment tax credit amortization	20	(25)
Regulatory asset/liability amortization	10	6
Accrued pension and postretirement benefit costs	12	9
(Increase) decrease in:
Receivables	(37)	116
Inventory	7	(79)
Other current assets	35	1
Increase (decrease) in:
Accounts payable	68	(43)
Taxes accrued	(44)	30
Other current liabilities	(12)	15
Regulatory asset/liability deferrals	(49)	(21)
Other assets	22	88
Other liabilities	(38)	(5)
Net cash provided by operating activities	138	185
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(142)	(119)
Investment expenditures	—	(3)
Purchases of emission allowances	(29)	(26)
Sales of emission allowances	2	2
Notes from affiliate, net	(1)	—
Withdrawal of restricted funds held in trust	34	38
Net cash used in investing activities	(136)	(108)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of long-term debt	(1)	(1)
Notes payable and commercial paper	—	(54)
Dividends paid	—	(25)
Net cash used in financing activities	(1)	(80)
Net increase (decrease) in cash and cash equivalents	1	(3)
Cash and cash equivalents at beginning of period	7	32
Cash and cash equivalents at end of period	$8	$29

Supplemental Disclosures
Significant non-cash transactions:
Allowance for funds used during construction (AFUDC) – equity component	$4	$2

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance at December 31, 2005	$1	$840	$1,130	$7	$(37)	$3	$1,944
Net income	—	—	19	—	—	—	19
Other comprehensive income, net of tax effect of $5
Cash flow hedges	—	—	—	7	—	—	7
Unrealized gain on investment trusts	—	—	—	—	—	1	1

Total comprehensive income							27
Common stock dividends	—	—	(25)	—	—	—	(25)
Balance at March 31, 2006	$1	$840	$1,124	$14	$(37)	$4	$1,946

Balance at December 31, 2006	$1	$844	$1,226	$15	$—	$6	$2,092
Net income and total comprehensive income	—	—	69	—	—	—	69
Adoption of SFAS No. 158—measurement date provision	—	—	(6)	—	—	—	(6)
Balance at March 31, 2007	$1	$844	$1,289	$15	$—	$6	$2,155

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Indiana, Inc. (Duke Energy Indiana) an Indiana corporation organized in 1942, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Duke Energy Indiana is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity.

On April 3, 2006, Duke Energy Corporation (Old Duke Energy) and Cinergy merged into wholly-owned subsidiaries of Duke Energy Holding Corp. (Duke Energy HC), resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC effective October 1, 2006). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of common stock of New Duke Energy, which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein.

As a result of Duke Energy Indiana’s publicly held debt at the time of Duke Energy’s merger with Cinergy, push-down accounting was not required and therefore, the assets and liabilities of Duke Energy Indiana have not been recorded at their fair values as of the merger date in these consolidated financial statements.

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Indiana’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units, changing commodity prices, and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Indiana’s Form 10-K for the year ended December 31, 2006.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. The financial statements have been reclassified to conform with Duke Energy’s format. Certain other prior period amounts have been reclassified to conform to current year presentation.

Regulation. Duke Energy Indiana uses the same accounting policies and practices for financial reporting purposes as non-regulated companies under GAAP. However, sometimes actions by its regulators, the Federal Energy Regulatory Commission (FERC) and the state utility commission, result in accounting treatment different from that used by non-regulated companies. When this occurs, Duke Energy Indiana applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effect of Certain Types of Regulation” (SFAS No. 71). In accordance with SFAS No. 71, Duke Energy Indiana records regulatory assets and liabilities (expenses deferred for future recovery from customers or amounts provided in current rates to cover costs to be incurred in the future, respectively) on its Consolidated Balance Sheets.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

2. Inventory

Inventory consists of materials and supplies and fuel for use in electric generation. Inventory is recorded at the lower of cost or market value, using the average cost method.

	March 31, 2007	December 31, 2006
	(in millions)
Fuel for use in electric generation	$75	$81
Materials and supplies	56	58

Total Inventory	$131	$139

3. Debt and Credit Facilities

Duke Energy Indiana receives support for its short-term borrowing needs from its parent entity, Cinergy, whose short-term borrowings consist primarily of unsecured revolving lines of credit and commercial paper. Cinergy and its subsidiaries, including Duke Energy Indiana, have a multi-year syndicated $1.5 billion revolving credit facility with an expiration date of June 2011. This credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year and contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for Cinergy and certain of its subsidiaries, including Duke Energy Indiana. The credit facility also contains a $500 million borrowing sub limit for Duke Energy Indiana.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facility.

Cinergy’s credit agreement contains various financial and other covenants; however, Cinergy’s credit agreement does not include any covenants based on credit ratings. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of March 31, 2007, Cinergy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Duke Energy Indiana participates with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. Prior to the merger, Duke Energy Indiana participated in a similar money pool arrangement with Cinergy and other Cinergy subsidiaries. As of March 31, 2007 and December 31, 2006, Duke Energy Indiana was in a receivable position of $121 million and $120 million, respectively, classified within Receivables in the accompanying Consolidated Balance Sheets. The change in the money pool for the three months ended March 31, 2007 is reflected as a $1 million cash outflow in Notes from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows. The change in the money pool for the three months ended March 31, 2006 is reflected as a $54 million cash outflow in Notes payable and commercial paper within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

As of March 31, 2007 and December 31, 2006, approximately $185 million of pollution control bonds which are short-term obligations by nature, are classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Indiana’s intent and ability to utilize such borrowings as long-term financing. Cinergy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Indiana the ability to refinance these short-term obligations on a long-term basis.

4. Employee Benefit Obligations

Duke Energy Indiana participates in pension and other postretirement benefit plans sponsored by Cinergy. Cinergy’s qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements. Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended. The pension plans’ assets consist of investments in equity and debt securities. In addition, Cinergy sponsors non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Cinergy also provides certain health care and life insurance benefits to retired United States employees and their eligible dependents. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

There were no qualified pension benefit contributions for either the three months ended March 31, 2007 or March 31, 2006. Duke Energy anticipates that it will make total contributions of approximately $315 million to the legacy Cinergy qualified pension benefit plans in 2007.

Duke Energy Indiana’s net periodic benefit costs as allocated by Cinergy were as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Qualified Pension Benefits	$6	$4
Non-Qualified Pension	$—	$—
Other Postretirement	$6	$5

Upon consummation of the merger with Duke Energy, all defined benefit plan obligations were remeasured. While push-down accounting did not apply to Duke Energy Indiana, GAAP requires that the most recent measurement of plan obligations be used if a remeasurement has occurred. Accordingly, Cinergy updated the assumptions used to determine their accrued benefit obligations and prospective net periodic benefit cost to be allocated to Duke Energy Indiana as a result of the plan being remeasured by Duke Energy in connection with the merger on April 3, 2006.

See Note 11 for a discussion of the effect of adoption of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). Also, refer to Note 10 for a discussion of the amounts in the Consolidated Balance Sheets related to allocated accrued pension and other postretirement benefit obligations from Cinergy.

5. Dispositions

In December 2006, Duke Energy Indiana agreed to sell one unit of its Wabash River Power Station (Unit 1) to the Wabash Valley Power Association (WVPA). The price of the transaction will be based on the book value of Unit 1 at the time of closing, which is currently estimated to be approximately $110-$120 million. The sale must be approved by the Indiana Utility Regulatory Commission (IURC), the FERC, the U.S. Federal Trade Commission (FTC) and the Department of Justice (DOJ). Duke Energy Indiana has received FERC approval and was granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act by the FTC and DOJ. The IURC approval is anticipated by mid-2007. Duke Energy Indiana does not anticipate recognizing a material gain or loss on this transaction and expects this transaction to close in December 2007. The assets and liabilities of the Wabash River Power Station (Unit 1) are separately disclosed on the Consolidated Balance Sheets as Assets held for sale and Liabilities associated with assets held for sale.

On January 12, 2007, Duke Energy Indiana filed a petition with the IURC requesting authority to sell Wabash River Power Station (Unit 1) to the WVPA, as discussed above, along with approval of the Operation and Maintenance Agreement and the Common Facilities Agreement associated with the sale pursuant to which Duke Energy Indiana will provide to WVPA certain operation and maintenance services for Wabash River Power Station (Unit 1) and WVPA’s coal gasification facility. The fees received from these agreements will be treated as revenues for ratemaking purposes and thus will be a credit to Indiana customers. In August 2005, Duke Energy Indiana purchased the Wheatland Generating Station to replace the firm capacity to be transferred to WVPA as a result of the sale of Wabash River Power Station (Unit 1) and will replace Wabash River Power Station (Unit 1) in cost of service to Indiana’s electric customers.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

6. Intangibles

The carrying amount and accumulated amortization of intangible assets are as follows:

	March 31, 2007	December 31, 2006
	(in millions)
Emission allowances	$82	$77
Gas, coal, and power contracts	24	23

Total gross carrying amount	$106	$100
Accumulated amortization—gas, coal, and power contracts	(4)	(3)

Total intangible assets, net	$102	$97

The carrying value of emission allowances sold or consumed for Duke Energy Indiana were as follows:

Three Months Ended March 31,
2007	2006
(in millions)
$24	$29

Amortization expense for Duke Energy Indiana was immaterial for the three months ended March 31, 2007 and 2006.

7. Business Segment

Duke Energy Indiana has one business unit, Franchised Electric, which is considered a reportable business segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Duke Energy Indiana’s chief operating decision maker regularly reviews financial information about the business unit in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy Indiana’s defined business segment.

The remainder of Duke Energy Indiana’s operations are presented as “Other.” While it is not considered a business segment, Other primarily includes certain allocated governance costs.

Accounting policies for Duke Energy Indiana’s segment are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2006. Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT).

On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes. Cash, cash equivalents, and short-term investments are managed centrally by Cinergy and Duke Energy, so the interest and dividend income on those balances are excluded from the segment’s EBIT.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended March 31, 2007
Franchised Electric	$495	$141	$75
Total reportable segments	495	141	75
Other	—	(13)	—
Interest expense	—	(26)	—
Interest income and other	—	8	—
Total consolidated	$495	$110	$75

Three Months Ended March 31, 2006
Franchised Electric	$486	$86	$74
Total reportable segments	486	86	74
Other	—	(26)	—
Interest expense	—	(35)	—
Interest income and other	—	6	—
Total consolidated	$486	$31	$74

(a)	There were no intersegment revenues for the three months ended March 31, 2007 and 2006.

Segment Assets

At March 31, 2007 and December 31, 2006, all of Duke Energy Indiana’s segment assets are owned by its only reportable segment, Franchised Electric.

8. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). While the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to similar conditions. Key elements of these conditions include:

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc., an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with the terms of the North Carolina Utilities Commission’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of March 31, 2007, Duke Energy Indiana had returned approximately $39 million to customers on this rate reduction. Of this amount, approximately $12 million of the rate reduction was passed through to customers during the three months ended March 31, 2007.

•	The FERC approved the merger without conditions.

Rate Related Information. The IURC approves rates for retail electric sales within Indiana. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Other. In August 2005, Duke Energy Indiana filed an application with the IURC for approval of study and preconstruction costs related to the joint development of an Integrated Gasification Combined Cycle (IGCC) project with Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana, Inc. (Vectren). Duke Energy Indiana and Vectren reached a Settlement Agreement with the Indiana Office of Utility Consumer Counselor (OUCC) providing for the recovery of such costs if the IGCC project is approved and constructed and for the partial recovery of such costs if the IGCC project does not go forward. The IURC issued an order on July 26, 2006 approving the Settlement Agreement in its entirety.

On September 7, 2006, Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking certificates of public convenience and necessity (CPCN) for the construction of a 630 megawatt (MW) IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional base-load generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. Duke Energy Indiana and Vectren filed their cases in chief with the IURC on October 24, 2006. Duke Energy Indiana’s estimated costs for the potential IGCC project have increased. Duke Energy Indiana’s publicly filed testimony with the IURC indicates that industry (EPRI) total capital requirement estimates for a facility of this type and size are now in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owners’ specific site costs). On February 16, 2007, Duke Energy Indiana filed a request for deferral and subsequent cost recovery of the costs expected to be incurred prior to the anticipated date of an order by the IURC regarding Duke Energy Indiana’s request for a CPCN for the construction of the Edwardsport Generating Station. These costs relate to the continued investigation, analysis and development of the IGCC project, and must be incurred, to assure the project can achieve a targeted in-service date of 2011. In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design (FEED) Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including AFUDC). Both the CPCN case and the interim cost recovery case are scheduled for an evidentiary hearing in June 2007.

Duke Energy Indiana recovers its actual fuel costs quarterly through a rate adjustment mechanism. In two recent fuel clause proceedings, certain industrial customers and the Citizens Action Coalition of Indiana, Inc. have intervened and sub-dockets have been established to address issues raised by the OUCC and the intervenors concerning the allocation of fuel costs between native load customers and non-native load sales, the reasonableness of various Midwest Independent Transmission System Operator, Inc. costs for which Duke Energy Indiana has sought recovery and Duke Energy Indiana’s recovery of costs associated with certain power hedging activities. Duke Energy Indiana is defending its practices, its costs, and the allocation of such costs. A hearing was conducted in one of these proceedings on September 20, 2006. A decision is expected in the second quarter of 2007. An evidentiary hearing in the second proceeding is set to begin in June 2007. The IURC has authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the two sub-docket proceedings, subject to refund pending the outcome of these proceedings. Duke Energy Indiana cannot predict the outcome of these proceedings but does not expect the outcome to be material to its consolidated results of operations, cash flows or financial position.

FERC To Issue Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 mandatory reliability standards submitted by the NERC. FERC will consider the remaining 24 proposed standards for approval once the necessary criteria and procedures are submitted. In the interim, compliance with these 24 standards is expected to continue on a voluntary basis as good utility practice. Duke Energy Indiana does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

9. Commitments and Contingencies

Environmental

Duke Energy Indiana is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Indiana.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

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

Clean Water Act. The U.S. Environmental Protection Agency’s (EPA’s) final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Coal-fired generating facilities in which Duke Energy Indiana is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Although Duke Energy Indiana is still unable to estimate costs to comply with the EPA’s rule, it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

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

Duke Energy Indiana currently estimates that it will spend approximately $392 million between 2007 and 2011 to comply with Phase 1 of CAMR and CAIR. Duke Energy Indiana estimates its CAIR/CAMR Phase 2 compliance costs of approximately $450 million over the period 2007-2016, and is currently unable to estimate the cost of complying with Phase 2 of CAMR beyond 2016. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 of CAIR/CAMR compliance costs in Indiana. Duke Energy Indiana believes all costs determined to be prudently incurred to comply with such rules will be recovered through rates approved by the IURC.

Extended Environmental Activities and Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $11 million and $12 million as of March 31, 2007 and December 31, 2006, respectively. These accruals represent Duke Energy Indiana’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleged that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing emission controls for SO2, NOX and particulate matter. The complaints seek (1) injunctive relief to require installation of pollution control technology on allegedly violating generating units at Duke Energy Indiana’s Cayuga, Gallagher, Wabash River, and Gibson Stations, and (2) unspecified civil penalties in amounts of up to $27,500 per day for each violation. A number of Duke Energy’s owned and operated plants have been subject to

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

these allegations and lawsuits. Duke Energy Indiana asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In November 1999, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Duke Energy Indiana alleging various violations of the CAA. Specifically, the lawsuit alleges that Duke Energy Indiana violated the CAA by not obtaining Prevention of Significant Deterioration, Non-Attainment New Source Review and Indiana’s State Implementation Plan permits for various projects at Duke Energy Indiana’s owned and co-owned generating stations. In addition, three northeast states and two environmental groups have intervened in the case. In August 2005, the district court issued a ruling regarding the emissions test that it will apply to Duke Energy Indiana at the trial of the case. Contrary to Duke Energy Indiana’s argument, the district court ruled that in determining whether a project was projected to increase annual emissions, it would not hold hours of operation constant. However, the district court subsequently certified the matter for interlocutory appeal to the Seventh Circuit Court of Appeals. In August 2006, the Seventh Circuit upheld the district court’s opinion. In light of the Supreme Court’s recent ruling in Environmental Defense, et al v. Duke Energy, et al, finding that the Fourth Circuit was incorrect in upholding an hourly emission increase test, the Supreme Court denied Cinergy’s petition for a writ of certiorari. The case will return to district court trial.

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

(Unaudited)

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

Of these lawsuits, one case filed against Duke Energy Indiana has been tried to verdict. The jury returned a verdict against Duke Energy Indiana on a negligence claim and a verdict for Duke Energy Indiana on punitive damages. Duke Energy Indiana appealed this decision up to the Indiana Supreme Court. In October 2005, the Indiana Supreme Court upheld the jury’s verdict. Duke Energy Indiana paid the judgment of approximately $630,000 in the fourth quarter of 2005. In addition, Duke Energy Indiana has settled over 150 other claims for amounts, which neither individually nor in the aggregate, were material to Duke Energy Indiana’s financial position or results of operations. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana generating plants; (ii) the possible

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Indiana estimates that the range of reasonably possible exposure in existing and future suits over the next 50 years could range from an immaterial amount to approximately $60 million, exclusive of costs to defend these cases. This estimated range of exposure may change as additional settlements occur and claims are made in Indiana and more case law is established.

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

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of March 31, 2007 and December 31, 2006, Duke Energy Indiana has recorded immaterial reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Indiana enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

10. Related Party Transactions

Duke Energy Indiana engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
	(in millions)
Current assets(a)	$23	$1
Current liabilities(b)	$(169)	$(139)
Net deferred tax liabilities(c)	$(667)	$(671)
(a)	Of the balance at March 31, 2007, approximately $4 million is classified as Receivables and $19 million is classified as Other current assets on the Consolidated Balance Sheets. The balance at December 31, 2006 is classified as Receivables on the Consolidated Balance Sheets.
(b)	The balance at March 31, 2007 is classified as Accounts payable on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($94) million is classified as Accounts payable and ($45) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(c)	Of the balance at March 31, 2007, approximately ($689) million is classified as Deferred income taxes and approximately $22 million is classified as Other current assets on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($689) million is classified as Deferred income taxes and approximately $18 million is classified as Other current assets on the Consolidated Balance Sheets.

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

The expenses associated with corporate governance and other service costs for Duke Energy Indiana, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations, for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Corporate governance and other shared service expenses	$61	$55

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

See Note 4 for detail on expense amounts allocated from Cinergy to Duke Energy Indiana related to Duke Energy Indiana’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and health care and insurance benefits. Additionally, Duke Energy Indiana has been allocated accrued pension and other postretirement benefit obligations from Cinergy of approximately $445 million at March 31, 2007 and approximately $448 at December 31, 2006. The above amounts have been classified in the Consolidated Balance Sheets as follows:

	March 31, 2007	December 31, 2006
	(in millions)
Other current liabilities	$—	$15
Accrued pension and other postretirement benefit costs	$436	$425
Other liabilities	$9	$8

Additionally, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables Company, LLC (Cinergy Receivables), an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Indiana as Receivables in the Consolidated Balance Sheets and was approximately $67 million and $78 million as of March 31, 2007 and December 31, 2006, respectively.

Duke Energy Indiana participates in a money pool with Duke Energy and other Duke Energy subsidiaries. As of March 31, 2007 and December 31, 2006 Duke Energy Indiana was in a receivable position of $121 million and $120 million, respectively, classified within Receivables in the accompanying Consolidated Balance Sheets. See Note 3 for further discussion of the money pool arrangement.

11. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Indiana subsequent to March 31, 2006 and the impacts of such adoptions, if applicable, have been presented in the accompanying Consolidated Financial Statements:

Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FIN 46(R)-6, “Determining the Variability to Be Considered In Applying FASB Interpretation No. 46(R)” (FSP No.-FIN 46(R)-6). In April 2006, the FASB staff issued FSP No. FIN 46 (R)-6 to address how to determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance was effective for all entities with which Duke Energy Indiana first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. The adoption of FSP No. FIN 46(R)-6 did not have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income (OCI), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy Indiana recognized the funded status of its defined benefit pension and other postretirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $276 million (consisting of an increase in regulatory assets) and an increase in total liabilities of approximately $276 million as of December 31, 2006. The adoption of SFAS No. 158 did not have any material impact on Duke Energy Indiana’s consolidated results of operations or cash flows.

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Energy Indiana has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy Indiana adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. Net periodic benefit cost of approximately $6 million for the three-month period between September 30, 2006 and December 31, 2006 was recognized, net of tax, as a separate adjustment of retained earnings as of January 1, 2007. Additionally, the changes in plan assets and plan obligations between the September 30, 2006 and December 31, 2006 measurement dates not related to net periodic benefit cost is required to be recognized, net of tax, as a separate adjustment of the opening balance of accumulated other comprehensive income (AOCI) and regulatory assets. This adjustment was not material. However, Duke Energy Indiana is in the process of finalizing its actuarial calculation of the changes in plan assets and plan obligations between the September 30, 2006 and December 31, 2006 measurement dates, and expects to record an immaterial adjustment to AOCI and regulatory assets in the second quarter of 2007, once the actuarial calculations are finalized.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). In September 2006 the Securities and Exchange Commission (SEC) issued SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Traditionally, there have been two widely-recognized approaches for quantifying the effects of financial statement misstatements. The income statement approach focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The balance sheet approach, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (a “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

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

FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy Indiana has concluded there is a level of uncertainty with respect to the recognition in Duke Energy Indiana’s financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Indiana implemented FIN 48 effective January 1, 2007. The implementation resulted in an immaterial cumulative effect adjustment to beginning Retained Earnings on the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income. Corresponding entries impacted a variety of balance sheet line items, including Deferred income taxes, and Other Liabilities. Upon implementation of FIN 48, Duke Energy Indiana reflects interest expense related to taxes as Interest Expense in the Consolidated Statements of Operations. In addition, subsequent accounting for FIN 48 (after January 1, 2007) involves an evaluation to determine if any changes have occurred that would impact the existing uncertain tax positions as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact income tax expense and interest expense in the Consolidated Statement of Operations, with offsetting impacts to the balance sheet line items described above and Taxes accrued. See Note 12 for additional information.

FSP. No. FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (FSP No. FIN 48-1). In May 2007, the FASB staff issued FSP No. FIN 48-1 which clarifies the conditions under FIN 48 that should be met for a tax position to be effectively settled with the taxing authority. Duke Energy Indiana’s implementation of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP was effective for Duke Energy Indiana as of January 1, 2007. The adoption of FSP No. AUG AIR-1 did not have any material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF No. 06-3).” In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the Issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., included in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. (See Note 12) The consensus was effective for Duke Energy Indiana beginning January 1, 2007. Since Duke Energy Indiana has historically disclosed the impacts of certain excise taxes on their revenues, the adoption of EITF No. 06-3 did not have any material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

The following new accounting standards have been issued but have not yet been adopted by Duke Energy Indiana as of March 31, 2007:

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

12. Income Taxes and Other Taxes

Prior to the merger of Cinergy and Duke Energy on April 3, 2006, the taxable income of Duke Energy Indiana was reflected in Cinergy’s U.S. federal and state income tax returns. After the merger, the taxable income of Duke Energy Indiana is reflected in Duke Energy’s U.S. federal and state tax returns. On January 1, 2007, Duke Energy Indiana adopted FIN 48. As a result of the adoption of FIN 48, Duke Energy Indiana recognized an immaterial cumulative effect adjustment to retained earnings, which reflects all adoption provisions of FIN 48, including those provisions related to unrecognized income tax benefits, interest expense, and penalties.

Effective with the adoption of FIN 48, Duke Energy Indiana’s liability totaled approximately $47 million related to unrecognized federal and state tax benefits, gross of any federal tax benefit for unrecognized state income tax benefits. If all unrecognized tax benefits were recognized, there would be no effect on the effective tax rate since the balance reflects temporary differences.

During the first quarter, Duke Energy Indiana’s unrecognized tax benefits decreased approximately $16 million, primarily related to a settlement offer involving timing differences. At March 31, 2007, Duke Energy Indiana’s liability related to unrecognized tax benefits, gross of any federal tax benefit for unrecognized state income tax benefits, was approximately $31 million. It is reasonably possible that

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Duke Energy Indiana will reflect a reduction in unrecognized tax benefits of approximately $28 million in the next twelve months due to the expected settlement of certain years, as well as the expected settlement of an issue related to the timing of when deductions can be taken. Duke Energy Indiana does not expect any impact on the effective tax rate related to these expected settlements in the next twelve months.

Also effective with the adoption of FIN 48, Duke Energy Indiana’s liability related to pre-tax interest expense associated with income tax positions totaled approximately $11 million. At March 31, 2007, approximately $7 million of pre-tax interest is accrued. The decrease in the liability of approximately $4 million during the first quarter reflects an increase to pre-tax income of $4 million.

Duke Energy Indiana has open with the federal jurisdiction tax years 1997 and after. The state tax jurisdictions are closed through 2001, with the exception of any federal adjustments related to open federal years.

With the implementation of FIN 48, Duke Energy Indiana records, as it relates to taxes, interest expense as Interest Expense, interest income as Interest Income, and penalties in Other Income and Expenses in the Consolidated Statement of Operations.

The effective tax rate on income from continuing operations for the three months ended March 31, 2007 was approximately 37% as compared to the effective tax rate of 39% for the same period in 2006. The change in the effective tax rates for the comparative periods is primarily due to increases in the AFUDC Equity deduction of $2 million and manufacturing deduction of $1 million.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Excise Taxes	$6	$6

13. Subsequent Events

For information on subsequent events related to regulatory matters, and commitments and contingencies, see Notes 8 and 9, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

EXECUTIVE OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements. Duke Energy Indiana, Inc. (Duke Energy Indiana) has reclassified certain prior year amounts in the financial statements to conform to current presentation (see Note 1 to the Consolidated Financial Statements, “Basis of Presentation” for further details).

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instructions (H)(2) of Form 10-Q.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
Operating revenues	$495	$486	$9
Operating expenses	371	428	(57)

Operating income	124	58	66
Other income and expenses, net	12	8	4
Interest expense	26	35	(9)
Income tax expense	41	12	29

Net income	$69	$19	$50

Net Income

The $50 million increase in Duke Energy Indiana’s Net income for the quarter ended March 31, 2007 as compared to 2006 was primarily due to the following factors:

Operating Revenues

The $9 million increase in Operating revenues was due primarily to:

•

A $40 million increase in fuel revenues driven by new rates implemented in second quarter 2006 to compensate for under-collection of fuel costs from customers in 2005 and the first quarter 2006. (See operating expenses below.);

•	A $12 million and $10 million increase in retail revenues due to favorable weather and volumes, respectively, in 2007 as compared to 2006;
•

A $14 million increase in non-retail revenues driven by sales to Midwest Independent Transmission System Operator, Inc., the results of which are dependent on economic dispatch of Duke Energy Indiana’s generation; and

•	A $13 million increase in wholesale revenues due to additional power marketing contracts implemented in 2007.

Partially offsetting these increases were:

•

A $48 million decrease in emission allowance tracker revenues driven by new rates implemented in January 2007 which included credits for the gain on sales of native load allowances made in the summer of 2006. (See operating expenses below.);

•

An approximate $22 million decrease in revenues due to regional transmission operator (RTO) netting that began in April 2006 pursuant to a Federal Energy Regulatory Commission (FERC) order. (See operating expenses below.); and

•	A $12 million decrease due to temporary rate reductions associated with regulatory approval of the Cinergy Corp. (Cinergy) merger with Duke Energy Corporation (Duke Energy).

PART I

Operating Expenses

The $57 million decrease in Operating expenses was due primarily to:

•	A $48 million decrease in emission allowance expenses driven by recognition of the gain on sales of native load allowances previously deferred in the summer of 2006. (See operating revenues above.);
•	A $15 million decrease in non-retail fuel expense driven by a 2006 adverse ruling from the Indiana Utility Regulatory Commission related to fuel;
•	An approximate $22 million decrease in expenses due to RTO netting that began in April 2006 pursuant to a FERC order (See operating revenues above.); and
•	A $7 million decrease in operation, maintenance and other primarily due to 2006 costs incurred as a result of the Cinergy merger with Duke Energy, including integration and severance costs.

Partially offsetting these decreases was:

•	A $34 million increase in fuel costs driven by the under-collection of fuel costs from customers in 2005 and first quarter of 2006. (See operating revenues above.)

Other Income and Expenses, net

The increase in Other income and expenses, net was due primarily to:

•

A $2 million increase in the equity component of allowance for funds used during construction resulting from additional capital spending for ongoing construction projects relating to assets not yet placed in service; and

•	A $2 million increase in interest income as a result of financings through Duke Energy money pool agreement.

Interest Expense

The decrease in Interest expense was due primarily to:

•	A $7 million decrease related to tax contingencies and financings through Duke Energy money pool agreement.

Income Tax Expense

The $29 million increase in Income tax expense was due primarily to a $79 million increase in pre-tax income. The effective tax rate was slightly lower for the comparative periods, 37% for the three months ended March 31, 2007 versus 39% the same period in 2006.

PART I

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2007, see Note 8 to the Consolidated Financial Statements, “Regulatory Matters” and Note 9 to the Consolidated Financial Statements, “Commitments and Contingencies”.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect Duke Energy Indiana’s financial condition or future results. Additional risks and uncertainties not currently known to Duke Energy Indiana or that Duke Energy Indiana currently deems to be immaterial also may adversely affect Duke Energy Indiana’s financial condition and/or results of operations.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

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

PART II

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE ENERGY INDIANA, INC.

Date: May 15, 2007	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: May 15, 2007	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller