Form 10-Q
period 2007-06-30
Duke Energy Indiana, Inc.
filed 2007-08-14
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

704-594-6200

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

JUNE 30, 2007

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

•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Indiana, Inc.’s (Duke Energy Indiana) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Indiana’s operations, including the economic, operational and other effects of tornados and other natural phenomena;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation facilities;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues - Regulated Electric	$548	$550	$1,043	$1,036

Operating Expenses
Fuel used in electric generation and purchased power	216	265	366	466
Operation, maintenance and other	154	161	284	298
Depreciation and amortization	75	75	150	149
Property and other taxes	15	14	31	30
Total operating expenses	460	515	831	943
Operating Income	88	35	212	93
Other Income and Expenses, net	21	14	33	22
Interest Expense	33	30	59	65
Income Before Income Taxes	76	19	186	50
Income Tax Expense	29	7	70	19
Net Income	$47	$12	$116	$31

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$7	$7
Receivables (net of allowance for doubtful accounts of $5 at June 30, 2007 and $1 at December 31, 2006)	221	216
Inventory	140	139
Assets held for sale	1	1
Other	53	66
Total current assets	422	429
Investments and Other Assets
Restricted funds held in trust	67	126
Intangible assets	99	97
Assets held for sale	118	118
Other	104	99
Total investments and other assets	388	440
Property, Plant and Equipment
Cost	7,926	7,655
Less accumulated depreciation and amortization	2,671	2,568
Net property, plant and equipment	5,255	5,087
Regulatory Assets and Deferred Debits
Deferred debt expense	45	47
Regulatory assets related to income taxes	22	22
Other	549	636
Total regulatory assets and deferred debits	616	705
Total Assets	$6,681	$6,661

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per share amounts)

	June 30, 2007	December 31, 2006
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$264	$211
Taxes accrued	113	120
Interest accrued	37	41
Current maturities of long-term debt	270	268
Other	93	103
Total current liabilities	777	743
Long-term Debt	2,136	2,140
Deferred Credits and Other Liabilities
Deferred income taxes	660	689
Investment tax credit	19	21
Accrued pension and other postretirement benefit costs	318	425
Regulatory liabilities	444	487
Asset retirement obligations	13	12
Liabilities associated with assets held for sale	2	3
Other	82	49
Total deferred credits and other liabilities	1,538	1,686
Commitments and Contingencies
Common Stockholder’s Equity
Common stock, no par; $.01 stated value; 60,000,000 shares authorized and 53,913,701 shares outstanding at June 30, 2007 and December 31, 2006	1	1
Additional paid-in capital	868	844
Retained earnings	1,339	1,226
Accumulated other comprehensive income	22	21
Total common stockholder’s equity	2,230	2,092
Total Liabilities and Common Stockholder’s Equity	$6,681	$6,661

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150	149
Deferred income taxes and investment tax credit amortization	5	(23)
Regulatory asset/liability amortization	16	12
Accrued pension and postretirement benefit costs	22	21
Contribution to company-sponsored pension plans	(92)	—
(Increase) decrease in:
Receivables	(14)	127
Inventory	(1)	(30)
Other current assets	18	22
Increase (decrease) in:
Accounts payable	66	(30)
Taxes accrued	(6)	33
Other current liabilities	(11)	26
Regulatory asset/liability deferrals	(57)	76
Other assets	34	(1)
Other liabilities	(34)	(15)
Net cash provided by operating activities	212	398
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(295)	(257)
Investment expenditures	(5)	(2)
Purchases of emission allowances	(46)	(59)
Sales of emission allowances	9	28
Notes due from affiliate, net	41	—
Withdrawal of restricted funds held in trust	62	38
Net cash used in investing activities	(234)	(252)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	325
Redemption of long-term debt	(2)	(327)
Redemption of preferred stock of subsidiaries	—	(11)
Notes payable and commercial paper	—	(133)
Dividends paid	—	(25)
Capital contribution from parent	24	—
Net cash provided by (used in) financing activities	22	(171)
Net decrease in cash and cash equivalents	—	(25)
Cash and cash equivalents at beginning of period	7	32
Cash and cash equivalents at end of period	$7	$7

Supplemental Disclosures
Significant non-cash transactions:
Allowance for funds used during construction (AFUDC) – equity component	$10	$6

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance at December 31, 2005	$1	$840	$1,130	$7	$(37)	$3	$1,944
Net income	—	—	31	—	—	—	31
Other comprehensive income, net of tax effect of $5
Cash flow hedges	—	—	—	9	—	—	9
Unrealized gain on investment trusts	—	—	—	—	—	1	1

Total comprehensive income							41
Common stock dividends	—	—	(25)	—	—	—	(25)
Balance at June 30, 2006	$1	$840	$1,136	$16	$(37)	$4	$1,960

Balance at December 31, 2006	$1	$844	$1,226	$15	$—	$6	$2,092
Net income	—	—	116	—	—	—	116
Other comprehensive income, net of tax effect of zero
Cash flow hedges	—	—	—	(1)	—	—	(1)
Unrealized gain on investment trusts	—	—	—	—	—	2	2

Total comprehensive income							117
Capital contribution from parent	—	24	—	—	—	—	24
Adoption of SFAS No. 158—measurement date provision	—	—	(3)	—	—	—	(3)
Balance at June 30, 2007	$1	$868	$1,339	$14	$—	$8	$2,230

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Indiana, Inc. (Duke Energy Indiana), an Indiana corporation organized in 1942, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Duke Energy Indiana is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity.

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

As a result of Duke Energy’s merger with Cinergy, Duke Energy Indiana entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses or benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Indiana would incur if Duke Energy Indiana were a separate company filing its own tax return as a C-Corporation. The current tax sharing agreement Duke Energy Indiana has with Duke Energy is substantially the same as the tax sharing agreement between Duke Energy Indiana and Cinergy prior to the merger.

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

2. Assets Held for Sale

In December 2006, Duke Energy Indiana agreed to sell one unit of its Wabash River Power Station (Unit 1) to Wabash Valley Power Association, Inc. (WVPA). The price of the transaction will be based on the book value of Wabash River Power Station (Unit 1) at the time of closing, which is currently estimated to be approximately $110-$120 million. The sale is subject to the approval of the Indiana Utility Regulatory Commission (IURC), the Federal Energy Regulatory Commission (FERC), the U.S. Federal Trade Commission (FTC) and the Department of Justice (DOJ). Duke Energy Indiana has received FERC approval and was granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act by the FTC and DOJ. On January 12, 2007, Duke Energy Indiana filed a petition with the IURC requesting authority to sell Wabash River Power Station (Unit 1) to WVPA along with approval of the Operation and Maintenance Agreement and the Facilities Operations and Services Agreement associated with the sale. On May 30, 2007, Duke Energy Indiana submitted to the IURC a Settlement Agreement between Duke Energy Indiana, WVPA and the Indiana Office of Utility Consumer Counselor (OUCC). The Settlement Agreement provides for the transfer of Wabash River Power Station (Unit 1) to WVPA and approval of Duke Energy Indiana’s proposed ratemaking and accounting treatment. The IURC approval is anticipated by the end of the third quarter of 2007.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Under these agreements Duke Energy Indiana will provide to WVPA certain operation and maintenance services for Wabash River Power Station (Unit 1) and WVPA’s coal gasification facility. The fees received from these agreements will be treated as revenues for ratemaking purposes and thus are expected to benefit Duke Energy Indiana’s customers. In August 2005, Duke Energy Indiana purchased the Wheatland Generating Station to replace the firm capacity to be transferred to WVPA as a result of the sale of Wabash River Power Station (Unit 1) and will replace Wabash River Power Station (Unit 1) in cost of service to Duke Energy Indiana’s electric customers.

Duke Energy Indiana does not anticipate recognizing a material gain or loss on this transaction and expects this transaction to close in December 2007. The assets and liabilities of the Wabash River Power Station (Unit 1) are separately disclosed on the Consolidated Balance Sheets as Assets held for sale and Liabilities associated with assets held for sale.

3. Preferred Stock

In May 2006, Duke Energy Indiana redeemed all outstanding shares of its $3.7 million notional amount 3.5% Cumulative Preferred Stock, its $3.9 million notional amount 4.32% Cumulative Preferred Stock, and its $3.7 million notional amount 4.16% Cumulative Preferred Stock at par, plus accrued and unpaid dividends.

4. Inventory

Inventory consists primarily of coal for use in electric generation and materials and supplies. Inventory is recorded at the lower of cost or market value, using the average cost method.

	June 30, 2007	December 31, 2006
	(in millions)
Fuel for use in electric generation	$80	$81
Materials and supplies	60	58

Total Inventory	$140	$139

5. Debt and Credit Facilities

Duke Energy Indiana receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement, which allows Duke Energy Indiana to better manage its cash and working capital requirements. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. Prior to the merger, Duke Energy Indiana participated in a similar money pool arrangement with Cinergy and other Cinergy subsidiaries. As of June 30, 2007 and December 31, 2006, Duke Energy Indiana was in a receivable position of $79 million and $120 million, respectively, classified within Receivables on the Consolidated Balance Sheets. The change in the money pool for the six months ended June 30, 2007 is reflected as a $41 million cash inflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows. The change in the money pool for the six months ended June 30, 2006 is reflected as a $133 million cash outflow in Notes payable and commercial paper within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, replacing the existing credit facilities totaling $2.65 billion with a 5-year, $2.65 billion master credit facility. Duke Energy Indiana has a borrowing sub limit of $400 million under the master credit facility. Concurrent with the syndication of the master credit facility, Duke Energy established a new $1.5 billion commercial paper program at Duke Energy and terminated Cinergy’s previously existing commercial paper program.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facility.

Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy and Duke Energy Indiana to not exceed 65%. Duke Energy Indiana’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2007, Duke Energy and Duke Energy Indiana were in compliance with these covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

As of June 30, 2007 and December 31, 2006, approximately $186 million of certain pollution control bonds, which are short-term obligations by nature, are classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Indiana’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Indiana the ability to refinance these short-term obligations on a long-term basis.

6. Employee Benefit Obligations

Duke Energy Indiana participates in pension and other postretirement benefit plans sponsored by Cinergy. Cinergy’s qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements. Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended. The pension plans’ assets consist of investments in equity and debt securities. In addition, Cinergy sponsors non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Cinergy also provides certain health care and life insurance benefits to retired employees and their eligible dependents. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

During the six months ended June 30, 2007, Duke Energy made qualified pension benefit contributions of $350 million to the legacy Cinergy qualified pension benefit plans, of which, approximately $92 million represents contributions made by Duke Energy Indiana. There were no qualified pension benefit contributions for the six months ended June 30, 2006. Duke Energy does not anticipate making any additional contributions to its legacy Cinergy qualified pension benefit plans during the remainder of 2007.

Duke Energy Indiana’s net periodic benefit costs as allocated by Cinergy were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions)
Qualified Pension Benefits	$4	$7	$10	$11
Other Postretirement	6	5	12	10

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

See Note 12 for a discussion of the effect of adoption of Statement of Financial Accounting Standards (SFAS) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). Also, refer to Note 11 for a discussion of the amounts in the Consolidated Balance Sheets related to allocated accrued pension and other postretirement benefit obligations from Cinergy.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

7. Intangibles

The carrying amount and accumulated amortization of intangible assets are as follows:

	June 30, 2007	December 31, 2006
	(in millions)
Emission allowances	$80	$77
Gas, coal, and power contracts	24	24

Total gross carrying amount	104	101
Accumulated amortization—gas, coal, and power contracts	(5)	(4)

Total intangible assets, net	$99	$97

The carrying value of emission allowances sold or consumed during the three and six months ended June 30, 2007 were $23 million and $47 million, respectively. The carrying value of emission allowances sold or consumed during the three and six months ended June 30, 2006 were $29 million and $58 million, respectively.

Amortization expense for intangible assets for the three months ended June 30, 2007 and 2006 was approximately $1 million and $2 million, respectively. Amortization expense for intangible assets for the six months ended June 30, 2007 and 2006 was approximately $1 million and $2 million, respectively.

8. Business Segment

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

The remainder of Duke Energy Indiana’s operations are presented as “Other.” While it is not considered a business segment, Other primarily includes certain allocated governance costs (see Note 11).

Accounting policies for Duke Energy Indiana’s segment are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2006. Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT).

On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes. Cash, cash equivalents, and short-term investments are managed centrally by Cinergy and Duke Energy, so the interest and dividend income on those balances are excluded from the segment’s EBIT.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2007
Franchised Electric	$548	$109	$75
Total reportable segment	548	109	75
Other	—	(14)	—
Interest expense	—	(33)	—
Interest income and other	—	14	—
Total consolidated	$548	$76	$75

Three Months Ended June 30, 2006
Franchised Electric	$550	$65	$75
Total reportable segment	550	65	75
Other	—	(24)	—
Interest expense	—	(30)	—
Interest income and other	—	8	—
Total consolidated	$550	$19	$75

Six Months Ended June 30, 2007
Franchised Electric	$1,043	$250	$150
Total reportable segment	1,043	250	150
Other	—	(27)	—
Interest expense	—	(59)	—
Interest income and other	—	22	—
Total consolidated	$1,043	$186	$150

Six Months Ended June 30, 2006
Franchised Electric	$1,036	$151	$149
Total reportable segment	1,036	151	149
Other	—	(50)	—
Interest expense	—	(65)	—
Interest income and other	—	14	—
Total consolidated	$1,036	$50	$149

(a)	There were no intersegment revenues for the three and six months ended June 30, 2007 and 2006.

Segment Assets

At June 30, 2007 and December 31, 2006, all of Duke Energy Indiana’s assets related to its only reportable segment, Franchised Electric.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

9. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). While the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to certain conditions. Key elements of these conditions include:

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc. (CAC), an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with the terms of the North Carolina Utilities Commission’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of April 30, 2007, Duke Energy Indiana had completed its merger related reductions and filed a notice with the IURC to terminate the merger credit rider. Approximately $1 million, $13 million and $5 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007 and the three months ended June 30, 2006, respectively.

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

On September 7, 2006, Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking Certificates of Public Convenience and Necessity (CPCN) for the construction of a 630 megawatt (MW) IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional base-load generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. Duke Energy Indiana and Vectren filed their cases in chief with the IURC on October 24, 2006. Duke Energy Indiana’s estimated costs for the potential IGCC project have increased. Duke Energy Indiana’s publicly filed testimony with the IURC states that industry (EPRI) total capital requirement estimates for a facility of this type and size are now in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owners’ specific site costs). On February 16, 2007, Duke Energy Indiana filed a request for deferral and subsequent cost recovery of the costs expected to be incurred prior to the anticipated date of an order by the IURC regarding Duke Energy Indiana’s request for a CPCN for the construction of the IGCC project at the Edwardsport Generating Station. These costs relate to the continued investigation, analysis and development of the IGCC project, and must be incurred, to assure the project can achieve a targeted in-service date of 2011. In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design (FEED) Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including allowance for funds during construction). Vectren has filed a request with the IURC seeking to defer its involvement in the CPCN case until the IURC rules on the Duke Energy Indiana petition. Duke Energy Indiana also has agreed to forego its request for interim cost recovery filed on February 16, 2007 in exchange for a briefing schedule in the CPCN proceeding that would allow for an IURC order approximately October 1, 2007. An evidentiary hearing was held in June, 2007. On July 25, 2007, the IURC notified the parties that it would conduct a field public hearing on August 29, 2007, in Bloomington, Indiana. In August 2007, Vectren withdrew its participation in the IGCC plant. Duke Energy Indiana is currently exploring its options, including assuming 100% of the plant capacity. Vectren’s decision is not expected to affect regulatory proceedings nor the timing of various approvals on the plant. An order is expected in October 2007.

Duke Energy Indiana recovers its actual fuel costs quarterly through a rate adjustment mechanism. In two recent fuel clause proceedings, certain industrial customers and the CAC have intervened and sub-dockets have been established to address issues raised by the OUCC and the intervenors concerning the allocation of fuel costs between native load customers and non-native load sales, the reasonableness of various Midwest Independent System Operator costs for which Duke Energy Indiana has sought recovery and Duke Energy

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Indiana’s recovery of costs associated with certain power hedging activities. Duke Energy Indiana is defending its practices, its costs, and the allocation of such costs. A hearing was conducted in one of these proceedings on September 20, 2006. A decision is expected in the third quarter of 2007. An evidentiary hearing in the second proceeding was held in June 2007 and a decision is expected in the fourth quarter 2007. The IURC has authorized Duke Energy Indiana to collect through rates the costs which it sought recovery in the two sub-docket proceedings, subject to refund pending the outcome of these proceedings. Duke Energy cannot predict the outcome of these proceedings but does not expect the outcome to be material to its consolidated results of operations, cash flows or financial position.

FERC To Issue Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying the North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 mandatory reliability standards submitted by the NERC and compliance with these standards became mandatory on June 18, 2007. FERC will consider the remaining 24 proposed standards for approval once the necessary criteria and procedures are submitted. In the interim, compliance with these 24 standards is expected to continue on a voluntary basis as good utility practice. Duke Energy Indiana does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

10. Commitments and Contingencies

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

Clean Water Act. The U.S. Environmental Protection Agency’s (EPA’s) final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Three out of five coal-fired generating facilities in which Duke Energy Indiana is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Duke Energy Indiana is still unable to estimate costs to comply with the EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

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

Duke Energy Indiana currently estimates that it will spend approximately $392 million between 2007 and 2011 to comply with Phase 1 of CAMR and CAIR. Duke Energy Indiana estimates its CAIR/CAMR Phase 2 compliance costs of approximately $450 million over

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

the period 2007-2016, and is currently unable to estimate the cost of complying with Phase 2 of CAMR beyond 2016. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of CAIR/CAMR in Indiana. Duke Energy Indiana believes all costs determined to be prudently incurred to comply with such rules will be recovered through rates approved by the IURC.

Extended Environmental Activities and Accruals. Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $11 million and $12 million as of June 30, 2007 and December 31, 2006, respectively. These accruals represent Duke Energy Indiana’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOX and particulate matter. The complaints seek (1) injunctive relief to require installation of pollution control technology on allegedly violating generating units, and (2) unspecified civil penalties in amounts of up to $27,500 per day for each violation. A number of Duke Energy Indiana’s plants have been subject to these allegations. Duke Energy Indiana asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In November 1999, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Duke Energy Indiana alleging violations of the CAA at Duke Energy Indiana’s Cayuga, Gallagher, Wabash River, and Gibson Stations. The lawsuit alleges that Duke Energy Indiana violated the CAA by not obtaining Prevention of Significant Deterioration, Non-Attainment New Source Review and Indiana’s State Implementation Plan permits for 10 projects undertaken at those plants. Three northeast states and two environmental groups have intervened in the case. In June 2007, the trial court, as a matter of law, that 5 of the 10 projects do not qualify for the “routine” exception in the regulations. The court ruled further that the defendants had “fair notice” of the EPA’s interpretation of the applicable regulations. The defendants have filed motions for reconsideration of the trial court’s rulings. A jury trial has been set to commence on May 5, 2008.

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

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

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

Ontario Canada Lawsuit. Duke Energy Indiana understands that a class action lawsuit was filed in Superior Court in Ontario, Canada on July 3, 2005 against Duke Energy Indiana and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada and damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually. Duke Energy Indiana understands that the lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion. Duke Energy Indiana has not yet been served in this lawsuit; however, if served, Duke Energy Indiana intends to defend this lawsuit vigorously in court. At this time, Duke Energy Indiana is not able to predict whether resolution of this matter would have a material effect on its consolidated financial position, cash flows or results of operations.

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

Asbestos-related Injuries and Damages Claims. Duke Energy Indiana has also been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Indiana’s financial position, cash flows, or results of operations of these cases to date has not been material. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana’s generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Indiana estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

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

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of June 30, 2007 and December 31, 2006, Duke Energy Indiana has recorded immaterial reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Indiana enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

11. Related Party Transactions

Duke Energy Indiana engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
	(in millions)
Current assets(a)	$5	$1
Current liabilities(b)	$(156)	$(139)
Net deferred tax liabilities(c)	$(532)	$(559)
(a)	Of the balance at June 30, 2007, approximately $1 million is classified as Receivables and $4 million is classified as Other current assets on the Consolidated Balance Sheets. The balance at December 31, 2006 is classified as Receivables on the Consolidated Balance Sheets.
(b)	Of the balance at June 30, 2007, approximately ($134) million is classified as Accounts payable and approximately ($22) million is classified as Taxes accrued on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($94) million is classified as Accounts payable and ($45) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(c)	Of the balance at June 30, 2007, approximately ($523) million is classified as Deferred income taxes, ($19) million is classified as Investment tax credit and approximately $10 million is classified as Other current assets on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($552) million is classified as Deferred income taxes, ($21) million is classified as Investment tax credit and approximately $14 million is classified as Other current assets on the Consolidated Balance Sheets.

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

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The expenses associated with corporate governance and other service costs for Duke Energy Indiana, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions)
Corporate governance and other shared service expenses	$68	$92	$129	$147

See Note 6 for detail on expense amounts allocated from Cinergy to Duke Energy Indiana related to Duke Energy Indiana’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and health care and insurance benefits. Additionally, Duke Energy Indiana has been allocated accrued pension and other postretirement benefit obligations from Cinergy of approximately $342 million at June 30, 2007 and approximately $448 million at December 31, 2006. The above amounts have been classified in the Consolidated Balance Sheets as follows:

	June 30, 2007	December 31, 2006
	(in millions)
Other current liabilities	$15	$15
Accrued pension and other postretirement benefit costs	$318	$425
Other liabilities	$9	$8

Additionally, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables Company, LLC (Cinergy Receivables), an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Indiana as Receivables in the Consolidated Balance Sheets and was approximately $68 million and $78 million as of June 30, 2007 and December 31, 2006, respectively.

During the second quarter of 2007 Duke Energy Indiana received a $24 million capital contribution from its parent, Duke Energy.

Duke Energy Indiana participates in a money pool with Duke Energy and other Duke Energy subsidiaries. As of June 30, 2007 and December 31, 2006 Duke Energy Indiana was in a receivable position of $79 million and $120 million, respectively, classified within Receivables in the accompanying Consolidated Balance Sheets. See Note 5 for further discussion of the money pool arrangement.

12. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Indiana subsequent to June 30, 2006 and the impacts of such adoptions, if applicable, have been presented in the accompanying Consolidated Financial Statements:

FASB Staff Position (FSP) No. FIN 46(R)-6, “Determining the Variability to Be Considered In Applying FASB Interpretation No. 46(R)” (FSP No.-FIN 46(R)-6). In April 2006, the FASB staff issued FSP No. FIN 46 (R)-6 to address how to determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance was effective for all entities with which Duke Energy Indiana first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. The adoption of FSP No. FIN 46(R)-6 did not have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy Indiana recognized the funded status of its defined benefit pension and other postretirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $276 million (consisting of an increase in regulatory assets) and an increase in total liabilities of approximately $276 million as of December 31, 2006.

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy Indiana has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy Indiana adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. Net periodic benefit cost of approximately $3 million for the three-month period between September 30, 2006 and December 31, 2006 was recognized, net of tax, as a separate adjustment of retained earnings as of January 1, 2007. Additionally, in the first quarter of 2007, the changes in plan assets and plan obligations between the September 30, 2006 and December 31, 2006 measurement dates not related to net periodic benefit cost was required to be recognized, net of tax, as a separate adjustment of the opening balance of regulatory assets. This adjustment was not material. During the second quarter of 2007, Duke Energy Indiana completed these calculations. The finalization of these actuarial calculations resulted in an immaterial adjustment to regulatory assets.

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

FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy Indiana has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy Indiana’s financial statements. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Indiana adopted FIN 48 effective January 1, 2007. See Note 13 for additional information.

FSP No. FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (FSP No. FIN 48-1). In May, 2007, the FASB staff issued FSP No. FIN 48-1 which clarifies the conditions under FIN 48 that should be met for a tax position to be considered effectively settled with the taxing authority. Duke Energy Indiana’s adoption of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

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

Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF No. 06-3).” In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the Issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., included in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus was effective for Duke Energy Indiana beginning January 1, 2007. The adoption of EITF No. 06-3 did not have any material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

The following new accounting standards have been issued but have not yet been adopted by Duke Energy Indiana as of June 30, 2007:

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

13. Income Taxes and Other Taxes

Prior to the merger of Cinergy and Duke Energy on April 3, 2006, the taxable income of Duke Energy Indiana was reflected in Cinergy’s U.S. federal and state income tax returns. After the merger, the taxable income of Duke Energy Indiana is reflected in Duke Energy’s U.S. federal and state income tax returns. As a result of Duke Energy’s merger with Cinergy, Duke Energy Indiana entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses or benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Indiana would incur if Duke Energy Indiana were a separate company filing its own tax return as a C-Corporation. The current tax sharing agreement Duke Energy Indiana has with Duke Energy is substantially the same as the tax sharing agreement between Duke Energy Indiana and Cinergy prior to the merger.

PART I

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

On January 1, 2007, Duke Energy Indiana adopted FIN 48. The following table shows the impacts of adoption of FIN 48 on Duke Energy Indiana’s Consolidated Balance Sheets.

Increase/(Decrease)
(in millions)
Liabilities
Other Liabilities (non-current)(a)	$49
Interest Accrued (current)	(11)
Deferred Income Taxes	(38)

Total(b)	$—

(a)	Includes liability for unrecognized tax benefits and accrued interest and penalties, net of gain contingencies that were not recorded prior to the adoption of FIN 48.
(b)

The adoption of FIN 48 resulted in the recognition of an immaterial after-tax cumulative effect to retained earnings, which reflects all adoption provisions of FIN 48, including those provisions related to unrecognized income tax benefits net of gain contingencies, and interest expense and penalties.

The following table shows the accounting for the adoption of FIN 48 on January 1, 2007 and the increase/(decrease) in Duke Energy Indiana’s unrecognized tax benefits from January 1, 2007 to June 30, 2007.

	January 1, 2007	Changes in Balances	June 30, 2007
	(in millions)
Unrecognized Tax Benefits(a)	$47	$(21)	$26
Unrecognized Tax Benefits that, if recognized, would affect the effective tax rate	$—	$—	$—
Interest Payable(b)	$20	$(8)	$12
Penalties Payable	$—	$—	$—
(a)	Decrease in the liability primarily related to a $16 million settlement offer and a $5 million settlement.
(b)

Reflects all interest related to income taxes. The decrease in the liability was recorded as an increase to pre-tax income of $4 million and $8 million for the three and six months ended June 30, 2007.

It is reasonably possible that Duke Energy Indiana will reflect an approximate $26 million reduction in unrecognized tax benefits in the next twelve months due to expected settlements.

Duke Energy Indiana has the following tax years open.

Jurisdiction	Tax Years
Federal	2000 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

Effective with the adoption of FIN 48, Duke Energy Indiana records, as it relates to taxes, interest expense as Interest Expense and interest income and penalties in Other Income and Expenses, net in the Consolidated Statements of Operations.

The $51 million increase in income tax expense for the year to date comparative periods June 30, 2007 and 2006 is primarily due to the $136 million increase in income before income taxes. The $22 million increase in income tax expense for the quarter end comparative periods June 30, 2007 and 2006 is primarily due to the $57 million increase in income before income taxes.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions)
Excise Taxes	$5	$6	$11	$12

14. Subsequent Events

For information on subsequent events related to regulatory matters, see Note 9.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

EXECUTIVE OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements. Duke Energy Indiana, Inc. (Duke Energy Indiana) has reclassified certain prior year amounts in the financial statements to conform to current presentation.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instructions (H)(2) of Form 10-Q.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Six Months Ended June 30,
	2007	2006	Increase (Decrease)
Operating revenues	$1,043	$1,036	$7
Operating expenses	831	943	(112)

Operating income	212	93	119
Other income and expenses, net	33	22	11
Interest expense	59	65	(6)
Income tax expense	70	19	51

Net income	$116	$31	$85

Net Income

The $85 million increase in Duke Energy Indiana’s Net income for the six months ended June 30, 2007 as compared to 2006 was primarily due to the following factors:

Operating Revenues

The $7 million increase in Operating revenues was due primarily to:

•	A $27 million and $8 million increase in retail revenues due to favorable weather and growth primarily in the number of customers, respectively, in 2007 as compared to 2006,
•	A $30 million increase in fuel revenues driven by new rates implemented in second quarter 2006 to compensate for under-collection of fuel costs in 2006 (see Operating Expenses below), and
•	A $26 million increase in wholesale revenues due to power marketing contracts implemented in 2007.

Partially offset by:

•

A $55 million decrease in emission allowance tracker retail revenues driven by new rates implemented in January 2007 which included credits for the gain on sales of native load allowances made in the summer of 2006 (see Operating Expenses below),

•

An approximate $22 million decrease in revenues due to regional transmission operator (RTO) netting that began in April 2006 pursuant to a Federal Energy Regulatory Commission (FERC) order (see Operating Expenses below), and

•	An $8 million decrease due to temporary rate reductions associated with regulatory approval of the Cinergy Corp. (Cinergy) merger with Duke Energy Corporation (Duke Energy).

PART I

Operating Expenses

The $112 million decrease in Operating expenses was due primarily to:

•	A $55 million decrease in emission allowance expenses driven by recognition of the gain on sales of native load allowances previously deferred in the summer of 2006 (see Operating Revenues above),
•	A $15 million decrease in non-retail fuel expense driven by a 2006 adverse ruling from the Indiana Utility Regulatory Commission related to fuel,
•	An approximate $22 million decrease in expenses due to RTO netting that began in April 2006 pursuant to a FERC order (see Operating Revenues above),
•	A $13 million decrease in emission allowance expenses due to higher non-native tonnage emissions and higher per unit price for non-native allowances in 2006, and
•	A $13 million decrease in operating, maintenance and other primarily due to 2006 costs incurred as a result of Cinergy merger with Duke Energy, including integration and severance costs.

Partially offset by:

•	A $16 million increase in fuel costs driven by the under-collection of fuel costs in 2006 (see Operating Revenues above).

Operating Income

The increase in operating income resulted primarily from favorable weather, wholesale power marketing contracts implemented in 2007 and decreased operating and maintenance expenses.

Other Income and Expenses, net

The increase in Other income and expenses, net was due primarily to:

•

A $4 million increase in the equity component of allowance for funds used during construction resulting from an increase in the equity rate, offset by construction projects relating to assets placed in service, and

•	A $5 million increase in interest income related to a federal tax audit settlement.

Interest Expense

The decrease in Interest expense was due primarily to:

•

A $6 million decrease primarily related to the debt component of allowance for funds used during construction resulting from a decrease in the debt rate and financings through Duke Energy money pool agreement.

Income Tax Expense

•	The $51 million increase in Income tax expense was due primarily to a $136 million increase in pre-tax income.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2007, see Note 9 to the Consolidated Financial Statements, “Regulatory Matters” and Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies”.

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

Item 4. Submission of Matters to a Vote of Security Holders

In lieu of an annual meeting of shareholders of Duke Energy Indiana, a resolution was duly adopted by unanimous written consent of Cinergy Corp., Duke Energy Indiana’s sole shareholder, effective March 14, 2007, electing the following members to the Board of Directors for one-year terms expiring in 2008:

•	Kay E. Pashos
•	Jim L. Stanley
•	James L. Turner

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number

10.1	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Indiana, Inc., July 5, 2007, File No. 1-3543, as Exhibit 10.1).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY INDIANA, INC.

Date: August 14, 2007	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: August 14, 2007	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller