Form 10-Q
period 2007-09-30
Duke Energy Indiana, Inc.
filed 2007-11-14
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 Or

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

SEPTEMBER 30, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State and federal legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Indiana, Inc.’s (Duke Energy Indiana) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Indiana’s operations, including the economic, operational and other effects of tornados, droughts and other natural phenomena;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation facilities;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues - Regulated Electric	$634	$572	$1,677	$1,608

Operating Expenses
Fuel used in electric generation and purchased power	261	240	627	706
Operation, maintenance and other	144	127	428	425
Depreciation and amortization	77	74	227	223
Property and other taxes	19	17	50	47
Total operating expenses	501	458	1,332	1,401
Losses on Sales of Other Assets and Other, net	(1)	(1)	(1)	(1)
Operating Income	132	113	344	206
Other Income and Expenses, net	2	10	35	32
Interest Expense	21	24	80	89
Income Before Income Taxes	113	99	299	149
Income Tax Expense	42	36	112	55
Net Income	$71	$63	$187	$94

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$7	$7
Receivables (net of allowance for doubtful accounts of $1 at September 30, 2007 and $1 at December 31, 2006)	179	216
Inventory	143	139
Assets held for sale	1	1
Other	68	66
Total current assets	398	429
Investments and Other Assets
Restricted funds held in trust	37	126
Intangible assets	82	97
Assets held for sale	116	118
Other	115	99
Total investments and other assets	350	440
Property, Plant and Equipment
Cost	8,044	7,655
Less accumulated depreciation and amortization	2,710	2,568
Net property, plant and equipment	5,334	5,087
Regulatory Assets and Deferred Debits
Deferred debt expense	44	47
Regulatory assets related to income taxes	22	22
Other	542	636
Total regulatory assets and deferred debits	608	705
Total Assets	$6,690	$6,661

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per share amounts)

	September 30, 2007	December 31, 2006
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$175	$211
Notes payable	17	—
Taxes accrued	89	120
Interest accrued	48	41
Current maturities of long-term debt	313	268
Other	86	103
Total current liabilities	728	743
Long-term Debt	2,092	2,140
Deferred Credits and Other Liabilities
Deferred income taxes	721	689
Investment tax credit	19	21
Accrued pension and other postretirement benefit costs	304	425
Regulatory liabilities	454	487
Asset retirement obligations	13	12
Liabilities associated with assets held for sale	3	3
Other	56	49
Total deferred credits and other liabilities	1,570	1,686
Commitments and Contingencies
Common Stockholder’s Equity
Common stock, no par; $.01 stated value; 60,000,000 shares authorized and 53,913,701 shares outstanding at September 30, 2007 and December 31, 2006	1	1
Additional paid-in capital	868	844
Retained earnings	1,411	1,226
Accumulated other comprehensive income	20	21
Total common stockholder’s equity	2,300	2,092
Total Liabilities and Common Stockholder’s Equity	$6,690	$6,661

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$187	$94
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227	223
Losses on sales of other assets	1	1
Deferred income taxes and investment tax credit amortization	41	19
Regulatory asset/liability amortization	24	19
Accrued pension and other postretirement benefit costs	29	34
Contribution to company-sponsored pension and other postretirement benefit plans	(106)	(24)
(Increase) decrease in:
Receivables	(45)	136
Inventory	(4)	(20)
Other current assets	1	30
Increase (decrease) in:
Accounts payable	(14)	(114)
Taxes accrued	(60)	33
Other current liabilities	5	10
Regulatory asset/liability deferrals	(76)	144
Other assets	51	(30)
Other liabilities	(31)	14
Net cash provided by operating activities	230	569
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(437)	(368)
Investment expenditures	(3)	(2)
Purchases of emission allowances	(56)	(72)
Sales of emission allowances	14	57
Notes due from affiliate, net	120	—
Withdrawal of restricted funds held in trust	93	38
Net cash used in investing activities	(269)	(347)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	325
Redemption of long-term debt	(2)	(327)
Redemption of preferred stock of subsidiaries	—	(11)
Notes payable	17	(206)
Dividends paid	—	(25)
Capital contribution from parent	24	—
Net cash provided by (used in) financing activities	39	(244)
Net decrease in cash and cash equivalents	—	(22)
Cash and cash equivalents at beginning of period	7	32
Cash and cash equivalents at end of period	$7	$10

Supplemental Disclosures
Significant non-cash transactions:
Allowance for funds used during construction (AFUDC) – equity component	$14	$12
Accrued capital expenditures	$26	$25

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance at December 31, 2005	$1	$840	$1,130	$7	$(37)	$3	$1,944
Net income	—	—	94	—	—	—	94
Other comprehensive income, net of tax effect of ($7)
Cash flow hedges	—	—	—	9	—	—	9
Unrealized gain on investment trusts	—	—	—	—	—	2	2

Total comprehensive income							105
Common stock dividends	—	—	(25)	—	—	—	(25)
Balance at September 30, 2006	$1	$840	$1,199	$16	$(37)	$5	$2,024

Balance at December 31, 2006	$1	$844	$1,226	$15	$—	$6	$2,092
Net income	—	—	187	—	—	—	187
Other comprehensive income, net of tax effect of zero
Cash flow hedges	—	—	—	(1)	—	—	(1)

Total comprehensive income							186
Capital contribution from parent	—	24	—	—	—	—	24
Adoption of SFAS No. 158—measurement date provision(a)	—	—	(2)	—	—	—	(2)
Balance at September 30, 2007	$1	$868	$1,411	$14	$—	$6	$2,300

(a)	Net of $2 tax benefit in 2007.

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

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Indiana’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changing commodity prices, and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Indiana’s Form 10-K for the year ended December 31, 2006.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Indiana and subsidiary. These Consolidated Financial Statements also reflect Duke Energy Indiana’s proportionate share of certain generation and transmission facilities.

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

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt hour for all customer classes to the number of estimated kilowatt hours delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage pattern and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy Indiana’s Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 were approximately $85 million and $80 million, respectively.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

2. Assets Held for Sale

In December 2006, Duke Energy Indiana agreed to sell one unit of its Wabash River Power Station (Unit 1) to Wabash Valley Power Association, Inc. (WVPA). The price of the transaction will be based on the book value of Wabash River Power Station (Unit 1) at the time of closing, which is currently estimated to be approximately $110-$120 million. The sale is subject to the approval of the Indiana Utility Regulatory Commission (IURC), the Federal Energy Regulatory Commission (FERC), the U.S. Federal Trade Commission (FTC) and the Department of Justice (DOJ). Duke Energy Indiana has received FERC approval and was granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act by the FTC and DOJ. On January 12, 2007, Duke Energy Indiana filed a petition with the IURC requesting authority to sell Wabash River Power Station (Unit 1) to WVPA along with approval of the Operation and Maintenance Agreement and the Facilities Operations and Services Agreement associated with the sale. On May 30, 2007, Duke Energy Indiana submitted to the IURC a Settlement Agreement between Duke Energy Indiana, WVPA and the Indiana Office of Utility Consumer Counselor (OUCC). The Settlement Agreement provides for the transfer of Wabash River Power Station (Unit 1) to WVPA and approval of Duke Energy Indiana’s proposed ratemaking and accounting treatment. The IURC approved the sale in the third quarter of 2007.

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

Duke Energy Indiana does not anticipate recognizing a material gain or loss on this transaction and expects this transaction to close around the end of 2007. The assets and liabilities of the Wabash River Power Station (Unit 1) are separately disclosed on the Consolidated Balance Sheets as Assets held for sale and Liabilities associated with assets held for sale.

3. Preferred Stock

In May 2006, Duke Energy Indiana redeemed all outstanding shares of its $3.7 million notional amount 3.5% Cumulative Preferred Stock, its $3.9 million notional amount 4.32% Cumulative Preferred Stock, and its $3.7 million notional amount 4.16% Cumulative Preferred Stock at par, plus accrued and unpaid dividends.

4. Inventory

Inventory consists primarily of coal for use in electric generation and materials and supplies. Inventory is recorded primarily using the average cost method.

	September 30, 2007	December 31, 2006
	(in millions)
Fuel for use in electric generation	$82	$81
Materials and supplies	61	58

Total Inventory	$143	$139

5. Debt and Credit Facilities

Duke Energy Indiana receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement, which allows Duke Energy Indiana to better manage its cash and working capital requirements. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. Prior to the merger, Duke Energy Indiana participated in a similar money pool arrangement with Cinergy and other Cinergy subsidiaries. As of September 30, 2007, Duke Energy Indiana was in a payable position of $17 million classified within Notes payable in the accompanying Consolidated Balance Sheets. As of December 31, 2006, Duke Energy Indiana was in a receivable position of $120 million classified within Receivables in the accompanying Consolidated Balance Sheets. The change in the money pool for the nine months ended September 30, 2007 is reflected as a $120 million cash inflow in Notes due from affiliate, net within Net cash

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

used in investing activities on the Consolidated Statements of Cash Flows and a $17 million cash inflow in Notes payable within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. The change in the money pool for the nine months ended September 30, 2006 is reflected as a $206 million cash outflow in Notes payable within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

In October 2007, Duke Energy Indiana had approximately $265 million of debt which matured and was subsequently repaid, principally from short-term borrowings and cash from operations.

In October 2007, Duke Energy and certain of its subsidiaries filed a registration statement (Form S-3) with the Securities and Exchange Commission (SEC). Under this Form S-3, which is uncapped, Duke Energy and certain of its subsidiaries, including Duke Energy Indiana, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings.

Available Credit Facilities and Restrictive Debt Covenants. In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, replacing the existing credit facilities totaling $2.65 billion with a 5-year, $2.65 billion master credit facility. Duke Energy Indiana has a borrowing sub limit of $400 million under the master credit facility. Concurrent with the syndication of the master credit facility, Duke Energy established a new $1.5 billion commercial paper program at Duke Energy and terminated Cinergy’s previously existing commercial paper program.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facility.

Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy and Duke Energy Indiana to not exceed 65%. Duke Energy Indiana’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2007, Duke Energy and Duke Energy Indiana were in compliance with these covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

As of September 30, 2007 and December 31, 2006, approximately $186 million of certain pollution control bonds, which are short-term obligations by nature, are classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Indiana’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Indiana the ability to refinance these short-term obligations on a long-term basis.

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

Duke Energy’s policy is to fund amounts for its U.S. retirement plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. During the nine months ended September 30, 2007, Duke Energy made qualified pension benefit contributions of $350 million to the legacy Cinergy qualified pension benefit plans, of which approximately $92 million represents contributions made by Duke Energy Indiana. During the nine months ended September 30, 2006, Duke Energy made qualified pension benefit contributions of approximately $124 million to the legacy Cinergy qualified pension benefit plans, of which approximately $24 million represents contributions made by Duke Energy Indiana. During the three and nine months ended September 30, 2007, Duke Energy contributed approximately $32 million to the legacy Cinergy other post-retirement plans, of which approximately $14 million

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

represents contributions made by Duke Energy Indiana. Duke Energy does not anticipate making any additional contributions to its legacy Cinergy retirement plans during the remainder of 2007.

Duke Energy Indiana’s net periodic benefit costs as allocated by Cinergy were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions)
Qualified Pension Benefits	$4	$6	$14	$17
Non-Qualified Pension	1	1	1	1
Other Postretirement	2	6	14	16

Upon consummation of the merger with Duke Energy, all defined benefit pension and other postretirement plan obligations were remeasured. While push-down accounting did not apply to Duke Energy Indiana, GAAP requires that the most recent measurement of plan obligations be used if a remeasurement has occurred. Accordingly, Cinergy updated the assumptions used to determine their accrued benefit obligations and prospective net periodic benefit cost to be allocated to Duke Energy Indiana as a result of the plan being remeasured by Duke Energy in connection with the merger on April 3, 2006.

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

7. Intangibles

The carrying amount and accumulated amortization of intangible assets are as follows:

	September 30, 2007	December 31, 2006
	(in millions)
Emission allowances	$63	$77
Gas, coal, and power contracts	24	24

Total gross carrying amount	87	101
Accumulated amortization—gas, coal, and power contracts	(5)	(4)

Total intangible assets, net	$82	$97

The carrying value of emission allowances sold or consumed during the three and nine months ended September 30, 2007 were $25 million and $72 million, respectively. The carrying value of emission allowances sold or consumed during the three and nine months ended September 30, 2006 were $46 million and $113 million, respectively.

Amortization expense for intangible assets for the nine months ended September 30, 2007 and 2006 was approximately $1 million and $2 million, respectively. Amortization expense for intangible assets for the three months ended September 30, 2007 and 2006 was immaterial.

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

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2007
Franchised Electric	$634	$150	$77
Total reportable segment	634	150	77
Other	—	(13)	—
Interest expense	—	(21)	—
Interest income and other	—	(3)	—
Total consolidated	$634	$113	$77

Three Months Ended September 30, 2006
Franchised Electric	$572	$132	$74
Total reportable segment	572	132	74
Other	—	(13)	—
Interest expense	—	(24)	—
Interest income and other	—	4	—
Total consolidated	$572	$99	$74

Nine Months Ended September 30, 2007
Franchised Electric	$1,677	$400	$227
Total reportable segment	1,677	400	227
Other	—	(40)	—
Interest expense	—	(80)	—
Interest income and other	—	19	—
Total consolidated	$1,677	$299	$227

Nine Months Ended September 30, 2006
Franchised Electric	$1,608	$283	$223
Total reportable segment	1,608	283	223
Other	—	(63)	—
Interest expense	—	(89)	—
Interest income and other	—	18	—
Total consolidated	$1,608	$149	$223

(a)	There were no intersegment revenues for the three and nine months ended September 30, 2007 and 2006.

Segment Assets

At September 30, 2007 and December 31, 2006, all of Duke Energy Indiana’s assets related to its only reportable segment, Franchised Electric.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

9. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). While the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to certain conditions. Key elements of these conditions include:

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc. (CAC), an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with the terms of the North Carolina Utilities Commission’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of April 30, 2007, Duke Energy Indiana had completed its merger related reductions and filed a notice with the IURC to terminate the merger credit rider. Approximately $13 million of the rate reduction was passed through to customers during 2007. Approximately $12 million and $17 million of the rate reduction was passed through to customers during the three and nine months ended September 30, 2006, respectively.

•	The FERC approved the merger without conditions.

Rate Related Information. The IURC approves rates for retail electric sales within Indiana. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

Energy Efficiency. In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider will be based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. The IURC is expected to consider the petition in a hearing sometime in 2008.

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

On September 7, 2006, Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking Certificates of Public Convenience and Necessity (CPCN) for the construction of a 630 megawatt (MW) IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional base-load generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. Duke Energy Indiana and Vectren filed their cases in chief with the IURC on October 24, 2006. Duke Energy Indiana’s estimated costs for the potential IGCC project have increased. Duke Energy Indiana’s publicly filed testimony with the IURC states that industry (EPRI) total capital requirement estimates for a facility of this type and size are now in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owners’ specific site costs). In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design (FEED) Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including allowance for funds during construction). An evidentiary hearing was held June 18-22, 2007 and a public field hearing was held on August 29, 2007. An order is expected in the fourth quarter 2007. In August 2007, Vectren withdrew its participation in the IGCC plant. Duke Energy Indiana is currently exploring its options, including assuming 100% of the plant capacity. Absent identification of an alternative joint owner, Duke Energy Indiana would own 100% of the IGCC plant capacity.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Duke Energy Indiana recovers its actual fuel costs quarterly through a rate adjustment mechanism. In two recent fuel clause proceedings, certain industrial customers and the CAC have intervened and sub-dockets have been established to address issues raised by the OUCC and the intervenors concerning the allocation of fuel costs between native load customers and non-native load sales, the reasonableness of various Midwest Independent Transmission System Operator (Midwest ISO) costs for which Duke Energy Indiana has sought recovery and Duke Energy Indiana’s recovery of costs associated with certain power hedging activities. Duke Energy Indiana is defending its practices, its costs, and the allocation of such costs. A hearing was conducted in the first proceeding dealing with the allocation of fuel costs and Midwest ISO costs on September 20, 2006. The IURC issued an Order on September 13, 2007 approving of Duke Energy Indiana’s practices and removing the subject to refund provisions, except for one outstanding issue. The IURC required Duke Energy Indiana to file a compliance report outlining its further analysis and quantification of the effects of not routinely designating its coal-fired units as “must-run” in the initial months of the Midwest ISO Day 2 markets. Duke Energy Indiana plans to file the compliance report in the fourth quarter of 2007 and the impact is not expected to be material. An evidentiary hearing in the second power hedging proceeding was held in June 2007 and a decision is expected in the fourth quarter 2007. The IURC has authorized Duke Energy Indiana to collect through rates the costs which it sought recovery in the two sub-docket proceedings, subject to refund pending the outcome of these proceedings. Duke Energy Indiana cannot predict the outcome of these proceedings but does not expect the outcome to be material to its consolidated results of operations, cash flows or financial position.

FERC Issues Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying the North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 mandatory reliability standards submitted by the NERC and compliance with these standards became mandatory on June 18, 2007. FERC will consider the remaining 24 proposed standards for approval once the necessary criteria and procedures are submitted. In the interim, compliance with these 24 standards is expected to continue on a voluntary basis as good utility practice. Duke Energy Indiana does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

10. Commitments and Contingencies

Environmental

Duke Energy Indiana is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Indiana.

Remediation activities. Duke Energy Indiana is responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Indiana operations, sites formerly owned or used by Duke Energy Indiana entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Indiana could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Indiana may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Duke Energy Indiana believes that completion or resolution of these matters will have no material adverse effect on its consolidated results of operations, cash flows or financial position.

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Three out of five coal-fired generating facilities in which Duke Energy Indiana is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Duke Energy Indiana is still

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

unable to estimate costs to comply with the EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

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

Duke Energy Indiana currently estimates that it will spend approximately $395 million between 2007 and 2011 to comply with Phase 1 of CAMR and CAIR. Duke Energy Indiana estimates its CAIR/CAMR Phase 2 compliance costs of approximately $450 million over the period 2007-2016, and is currently unable to estimate the cost of complying with Phase 2 of CAMR beyond 2016. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of CAIR/CAMR in Indiana. Duke Energy Indiana believes all costs determined to be prudently incurred to comply with such rules will be recovered through rates approved by the IURC.

Coal Combustion Product (CCP) Management. Duke Energy Indiana currently estimates that it will spend approximately $65 million over the period 2007-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $11 million and $12 million as of September 30, 2007 and December 31, 2006, respectively. These accruals represent Duke Energy Indiana’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy Indiana believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOX and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on allegedly violating generating units, and unspecified civil penalties in amounts of up to $27,500 per day for each violation. A number of Duke Energy Indiana’s plants have been subject to these allegations. Duke Energy Indiana asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In November 1999, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Duke Energy Indiana alleging violations of the CAA at Duke Energy Indiana’s Cayuga, Gallagher, Wabash River, and Gibson Stations. The lawsuit alleges that Duke Energy Indiana violated the CAA by not obtaining Prevention of Significant Deterioration, Non-Attainment New Source Review and Indiana’s State Implementation Plan permits for 13 projects undertaken at those plants. Three northeast states and two environmental groups have intervened in the case. In June 2007, the trial court ruled, as a matter of law, that 5 of the 13 projects do not qualify for the “routine” exception in the regulations. The court ruled further that the defendants had “fair notice” of the EPA’s interpretation of the applicable regulations. The defendants have filed motions for reconsideration of the trial court’s rulings. A jury trial has been set to commence on May 5, 2008.

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

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral argument was held before the Second Circuit Court of Appeals on June 7, 2006. It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with this matter.

Manufactured Gas Plant (MGP) Sites. Coal tar residues, related hydrocarbons, and various metals have been found in at least 23 sites that Duke Energy Indiana or its predecessors previously owned and sold in a series of transactions with Northern Indiana Public Service Company (NIPSCO) and Indiana Gas Company, Inc. (IGC). The 23 sites are in the process of being studied and will be remediated, if necessary. In 1998 NIPSCO, IGC, and Duke Energy Indiana entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities among them. Thus far, Duke Energy Indiana has primary responsibility for investigating, monitoring, and, if necessary, remediating nine of these sites. In December 2003, Duke Energy Indiana entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the nine sites. The Indiana Department of Environmental Management oversees investigation and cleanup of all of these sites. In 2007, Duke Energy Indiana purchased four parcels of property adjacent to one of the MGP sites because of evidence of migration of groundwater contamination.

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

Ontario Canada Lawsuit. Duke Energy Indiana understands that a class action lawsuit was filed in Superior Court in Ontario, Canada on July 3, 2005 against Duke Energy Indiana and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada and damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually. Duke Energy Indiana understands that the

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion. Duke Energy Indiana had not been served in this lawsuit by the deadline of July 3, 2007. However, if served, Duke Energy Indiana intends to defend this lawsuit vigorously in court. At this time, Duke Energy Indiana is not able to predict whether resolution of this matter would have a material effect on its consolidated financial position, cash flows or results of operations.

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. In October 2006, Cinergy was served with this lawsuit. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their notice of appeal to the Fifth Circuit Court of Appeals. It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Indiana has also been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Indiana’s results of operations, cash flows, or financial position of these cases to date has not been material. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana’s generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Indiana estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

Other Litigation and Legal Proceedings. Duke Energy Indiana is involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Duke Energy Indiana believes that the final disposition of these proceedings will not have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of September 30, 2007 and December 31, 2006, Duke Energy Indiana has recorded immaterial reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Indiana enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

11. Related Party Transactions

Duke Energy Indiana engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
	(in millions)
Current assets(a)(d)	$18	$1
Current liabilities(b)(d)	$(75)	$(139)
Net deferred tax liabilities(c)(d)	$(591)	$(559)
(a)	Of the balance at September 30, 2007, approximately $16 million is classified as Receivables and $2 million is classified as Other current assets on the Consolidated Balance Sheets. The balance at December 31, 2006 is classified as Receivables on the Consolidated Balance Sheets.
(b)	Of the balance at September 30, 2007, approximately ($71) million is classified as Accounts payable and approximately ($4) million is classified as Taxes accrued on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($94) million is classified as Accounts payable and ($45) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(c)	Of the balance at September 30, 2007, approximately ($590) million is classified as Deferred income taxes, ($19) million is classified as Investment tax credit and approximately $18 million is classified as Other current assets on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($552) million is classified as Deferred income taxes, ($21) million is classified as Investment tax credit and approximately $14 million is classified as Other current assets on the Consolidated Balance Sheets.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(d)	Balances exclude assets or liabilities associated with accrued pension and other postretirement benefits, Cinergy Receivables Company, LLC (Cinergy Receivables) and money pool arrangements as discussed below.

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

The expenses associated with corporate governance and other service costs for Duke Energy Indiana, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions)
Corporate governance and other shared service expenses	$79	$75	$208	$244

See Note 6 for detail on expense amounts allocated from Cinergy to Duke Energy Indiana related to Duke Energy Indiana’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and postretirement health care and insurance benefits. Additionally, Duke Energy Indiana has been allocated accrued pension and other postretirement benefit obligations from Cinergy of approximately $327 million at September 30, 2007 and approximately $448 million at December 31, 2006. These amounts have been classified in the Consolidated Balance Sheets as follows:

	September 30, 2007	December 31, 2006
	(in millions)
Other current liabilities	$15	$15
Accrued pension and other postretirement benefit costs	$304	$425
Other liabilities	$8	$8

Additionally, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Indiana as Receivables in the Consolidated Balance Sheets and was approximately $92 million and $78 million as of September 30, 2007 and December 31, 2006, respectively.

During the second quarter of 2007 Duke Energy Indiana received a $24 million capital contribution from its parent, Cinergy.

Duke Energy Indiana participates in a money pool with Duke Energy and other Duke Energy subsidiaries. As of September 30, 2007 Duke Energy Indiana was in a payable position of $17 million classified within Notes payable in the accompanying Consolidated Balance Sheets. As of December 31, 2006 Duke Energy Indiana was in a receivable position of $120 million classified within Receivables in the accompanying Consolidated Balance Sheets. The interest income associated with money pool activity for Duke Energy Indiana, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2007, was $1 million and $4 million, respectively. For the three and nine months ended September 30, 2006, expenses associated with money pool activity, recorded in Interest Expense on the Consolidated Statements of Operations, was $1 million and $6 million, respectively. See Note 5 for further discussion of the money pool arrangement.

12. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Indiana subsequent to September 30, 2006 and the impacts of such adoptions, if applicable, have been presented in the accompanying Consolidated Financial Statements:

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other post-

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

retirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan— measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy Indiana recognized the funded status of its defined benefit pension and other postretirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $276 million (consisting of an increase in regulatory assets) and an increase in total liabilities of approximately $276 million as of December 31, 2006.

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

The adoption of SFAS No. 158 did not have a material impact on Duke Energy Indiana’s consolidated results of operations or cash flows.

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

SAB No. 108 was effective for Duke Energy Indiana’s year ending December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Duke Energy Indiana has historically used a dual approach for quantifying identified financial statement misstatements. Therefore, the adoption of SAB No. 108 did not have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

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

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

FASB Staff Position (FSP) No. FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (FSP No. FIN 48-1). In May, 2007, the FASB staff issued FSP No. FIN 48-1 which clarifies the conditions under FIN 48 that should be met for a tax position to be considered effectively settled with the taxing authority. Duke Energy Indiana’s adoption of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP was effective for Duke Energy Indiana as of January 1, 2007. The adoption of FSP No. AUG AIR-1 did not have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF No. 06-3).” In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the Issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., included in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus was effective for Duke Energy Indiana beginning January 1, 2007. The adoption of EITF No. 06-3 did not have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

The following new accounting standards have been issued but have not yet been adopted by Duke Energy Indiana as of September 30, 2007:

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

The following table shows the accounting for the adoption of FIN 48 on January 1, 2007 and the increase/(decrease) in Duke Energy Indiana’s unrecognized tax benefits from January 1, 2007 to September 30, 2007.

	January 1, 2007	Changes in Balances	September 30, 2007
	(in millions)
Unrecognized Tax Benefits(a)	$47	$(17)	$30
Unrecognized Tax Benefits that, if recognized, would affect the effective tax rate	$—	$—	$—
Interest Payable(b)	$20	$(9)	$11
Penalties Payable	$—	$—	$—
(a)

Decrease in the liability of $17 million is primarily related to an $18 million settlement offer and a $4 million settlement, partially offset by a $5 million increase primarily related to the timing of certain deductions taken on tax returns in prior years.

(b)

Reflects all interest related to income taxes. The decrease in the liability was recorded as an increase to pre-tax income of $1 million and $9 million for the three and nine months ended September 30, 2007.

It is reasonably possible that Duke Energy Indiana will reflect an approximate $25 million reduction in unrecognized tax benefits in the next twelve months due to expected settlements.

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

The $57 million increase in income tax expense for the year to date comparative periods September 30, 2007 and 2006 is primarily due to the $150 million increase in income before taxes. The $6 million increase in income tax expense for the quarter end comparative periods September 30, 2007 and 2006 is primarily due to the $14 million increase in income before taxes.

As of September 30, 2007 and December 31, 2006, approximately $22 million and $0 million, respectively, of deferred income taxes were included in Other within Current Assets in the Consolidated Balance Sheets. At September 30, 2007, this balance exceeded 5% of total current assets.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions)
Excise Taxes	$9	$7	$20	$19

14. Subsequent Events

For information on subsequent events related to debt and credit facilities and regulatory matters, see Notes 5 and 9, respectively.

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

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Nine Months Ended September 30,
	2007	2006	Increase (Decrease)
Operating revenues	$1,677	$1,608	$69
Operating expenses	1,332	1,401	(69)
Losses on Sales of Other Assets and Other, net	(1)	(1)	—

Operating income	344	206	138
Other income and expenses, net	35	32	3
Interest expense	80	89	(9)
Income tax expense	112	55	57

Net income	$187	$94	$93

Net Income

The $93 million increase in Duke Energy Indiana’s Net income for the nine months ended September 30, 2007 as compared to 2006 was primarily due to the following factors:

Operating Revenues

The $69 million increase in Operating revenues was due primarily to:

•	A $67 million increase in fuel and wholesale power revenues due primarily to power marketing contracts implemented in 2007 (see Operating Expenses below),
•	A $47 million increase in retail revenues due primarily to favorable weather, in 2007 as compared to 2006,
•	A $22 million increase in retail revenues related to recovery of environmental compliance construction costs, and
•	A $4 million increase due to completion of temporary rate reductions associated with regulatory approval of the Cinergy Corp. (Cinergy) merger with Duke Energy Corporation (Duke Energy).

Partially offset by:

•

A $56 million decrease in emission allowance tracker retail revenues driven by new rates implemented in January 2007 which included credits for the gain on sales of native load allowances made in the summer of 2006 (see Operating Expenses below), and

•

An approximate $10 million decrease in revenues due to regional transmission operator (RTO) netting that began in April 2006 pursuant to a Federal Energy Regulatory Commission (FERC) order (see Operating Expenses below).

PART I

Operating Expenses

The $69 million decrease in Operating expenses was due primarily to:

•	A $48 million decrease in emission allowance expenses driven by recognition of the gain on sales of native load allowances previously deferred in the summer of 2006 (see Operating Revenues above),
•	A $26 million decrease in emission allowance expenses due to higher non-native tonnage emissions and higher per unit price for non-native allowances in 2006,
•	A $15 million decrease in non-retail fuel expense driven by a 2006 adverse ruling from the Indiana Utility Regulatory Commission related to fuel, and
•	An approximate $10 million decrease in expenses due to RTO netting that began in April 2006 (see Operating Revenues above).

Partially offset by:

•	A $22 million increase in fuel costs due to power marketing contracts implemented in 2007 (see Operating Revenues above).

Operating Income

•	The increase in Operating income resulted primarily from favorable weather, wholesale power marketing contracts implemented in 2007 and decreased emission allowance expenses.

Other Income and Expenses, net

The increase in Other income and expenses, net was due primarily to:

•

A $2 million increase in the equity component of allowance for funds used during construction resulting from an increase in the equity rate, offset by construction projects relating to assets placed in service.

Interest Expense

The decrease in Interest expense was due primarily to:

•	A $6 million decrease related to financings through Duke Energy money pool agreement.

Income Tax Expense

•	The $57 million increase in Income tax expense was due primarily to a $150 million increase in pre-tax income.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Duke Energy Indiana in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2007, see Note 9 to the Consolidated Financial Statements, “Regulatory Matters” and Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies”.

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

DUKE ENERGY INDIANA, INC.

Date: November 14, 2007	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: November 14, 2007	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller