Form 10-K
period 2007-12-31
Duke Energy Indiana, Inc.
filed 2008-03-19
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

DECEMBER 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

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

PART I

Item 1. Business

GENERAL

Duke Energy Indiana, Inc., (Duke Energy Indiana) an Indiana corporation organized in 1942, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). In the second quarter of 2006, Duke Energy Corporation (Duke Energy) and Cinergy consummated a merger which combined the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States.

Duke Energy Indiana is a vertically integrated and regulated utility. Its primary line of business is generation, transmission, and distribution of electricity. Its service area covers about 22,000 square miles with an estimated population of 2.3 million in north central, central, and southern Indiana. Duke Energy Indiana supplies electric service to approximately 774,000 residential, commercial and industrial customers over approximately 30,000 miles of distribution lines and an approximate 5,400-mile transmission system.

At December 31, 2007, Duke Energy Indiana operated the following business unit: Franchised Electric, which consists of Duke Energy Indiana’s regulated generation, transmission and distribution operations. Duke Energy Indiana’s chief operating decision maker regularly reviews financial information of the business unit in deciding how to allocate resources and evaluate performance. The business unit is considered a reportable segment under Statement of Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” For additional information regarding this segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

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

The remainder of Duke Energy Indiana’s operations are presented as Other. Although it is not considered a business segment, Other for Duke Energy Indiana includes certain allocated governance costs.

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

Duke Energy Indiana’s principal executive offices are located at 1000 East Main Street, Plainfield, Indiana 46168. The telephone number is 704-594-6200. Duke Energy Indiana electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that Duke Energy Indiana files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Duke Energy Indiana, including its reports filed with the SEC, is available through Duke Energy’s web site at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

PART I

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
APB	Accounting Principles Board
CAA	Clean Air Act
CAC	Citizens Action Coalition of Indiana, Inc.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CC	Combined Cycle
CT	Combustion Turbine
Cinergy	Cinergy Corp. (collectively with its subsidiaries)
CO2	Carbon Dioxide
CPCN	Certificate of Public Convenience and Necessity
DOE	Department of Energy
DOJ	Department of Justice
Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)
Duke Energy Indiana	Duke Energy Indiana, Inc.
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FEED	Front End Engineering and Design Study
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FSP	Financial Accounting Standards Board Staff Position
FTC	United States Federal Trade Commission
GAAP	United States Generally Accepted Accounting Principles
IGCC	Integrated Gasification Combined Cycle
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
Midwest ISO	Midwest Independent Transmission System Operator
Moody’s	Moody’s Investor Services
MW	Megawatt
NERC	North American Electric Reliability Council
NOx	Nitrogen oxide
OUCC	Indiana Office of Utility Consumer Counselor
PUHCA	Public Utility Holding Company Act of 1935, as amended
SAB	Securities and Exchange Commission Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
WVPA	Wabash Valley Power Association

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

(For more information on environmental matters involving Duke Energy Indiana, including possible liability and capital costs, see Notes 4 and 16 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies,” respectively.)

Except to the extent discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business segments and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy Indiana.

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

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect Duke Energy Indiana’s results of operations, cash flows or financial position.

Increased competition resulting from deregulation or restructuring efforts, could have a significant adverse financial impact on Duke Energy Indiana and consequently on its results of operations, cash flows or financial position. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Duke Energy Indiana cannot predict the extent and timing of entry by additional competitors into the electric markets. Duke Energy Indiana cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on its results of operations, cash flows or financial position.

PART I

Duke Energy Indiana’s plans for future expansion and modernization of its generation fleet subject it to risk of failure to adequately execute and manage its significant construction plans, as well as the risk of recovering such costs in an untimely manner which could materially impact Duke Energy Indiana’s results of operations, cash flows or financial position.

During the five-year period from 2008 to 2012, Duke Energy Indiana anticipates total capital expenditures of over $4 billion. The completion of Duke Energy Indiana’s anticipated capital investment projects in existing and new generation facilities is subject to many construction and development risks, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards. Moreover, Duke Energy Indiana’s ability to recover these costs in a timely manner could materially impact its consolidated results of operations, cash flows or financial position.

Duke Energy Indiana must meet credit quality standards. Duke Energy Indiana cannot be sure that it will maintain investment grade credit ratings.

Duke Energy Indiana’s senior unsecured long-term debt is rated investment grade by various rating agencies. Duke Energy Indiana cannot be sure that its senior unsecured long-term debt will continue to be rated investment grade.

If the rating agencies were to rate Duke Energy Indiana below investment grade, its borrowing costs would increase, perhaps significantly. In addition, Duke Energy Indiana would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources would likely decrease. Further, if Duke Energy’s short-term debt rating were to fall, Duke Energy Indiana’s access to the commercial paper market could be significantly limited.

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

Duke Energy Indiana’s ultimate parent, Duke Energy, maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at a particular entity could preclude that entity from issuing commercial paper or letters of credit or borrowing under the revolving credit facility and could require other Duke Energy Indiana’s affiliates to immediately pay down any outstanding drawn amounts under other revolving credit agreements.

Poor investment performance of Cinergy’s pension plan holdings and other factors impacting pension plan costs could unfavorably impact Duke Energy Indiana’s liquidity and results of operations.

Duke Energy Indiana participates in employer benefit plans sponsored by its parent, Cinergy. Duke Energy Indiana is allocated costs and obligations related to these plans. Cinergy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. While Cinergy complies with the minimum funding requirements as of December 31, 2007, Cinergy’s qualified pension plans had obligations which exceeded the value of plan assets by approximately $240 million. Without sustained growth in the pension investments over time to

PART I

increase the value of Cinergy’s plan assets and depending upon the other factors impacting Cinergy’s costs as listed above, Duke Energy Indiana could be required to fund its parent’s plans with significant amounts of cash. Such cash funding obligations could have a material impact on Duke Energy Indiana’s results of operations, cash flows or financial position.

Duke Energy Indiana is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase its cost of operations, and which may impact or limit its business plans, or expose it to environmental liabilities.

Duke Energy Indiana is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions (such as reducing nitrogen oxide, sulfur dioxide and mercury emissions, or potential future control of greenhouse-gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Duke Energy Indiana to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Energy Indiana takes to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Energy Indiana may be required to shut down or alter the operation of its facilities, which may cause it to incur losses. Further, Duke Energy Indiana’s regulatory rate structure and its contracts with customers may not necessarily allow it to recover capital costs it incurs to comply with new environmental regulations. Also, Duke Energy Indiana may not be able to obtain or maintain from time to time all required environmental regulatory approvals for its operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Energy Indiana fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of its facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Energy Indiana’s results of operations, cash flows or financial position, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and such regulation could result in the creation of substantial additional costs in the form of taxes or emission allowances.

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

Duke Energy Indiana is involved in numerous legal proceedings, the outcomes of which are uncertain, and resolution adverse to Duke Energy Indiana could negatively affect Duke Energy Indiana’s results of operations, cash flows or financial position.

Duke Energy Indiana is subject to numerous legal proceedings. Litigation is subject to many uncertainties and Duke Energy Indiana cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which Duke Energy Indiana is involved could require it to make additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on its cash flows and results of operations. Similarly, it is reasonably possible that the terms of resolution could require Duke Energy Indiana to change its business practices and procedures, which could also have a material effect on its results of operations, cash flows or financial position.

Duke Energy Indiana’s results of operations may be negatively affected by sustained downturns or sluggishness in the economy, which is beyond its control.

Sustained downturns or sluggishness in the economy generally affect the markets in which Duke Energy Indiana operates and negatively influence its operations. Declines in demand for electricity as a result of economic downturns in Duke Energy Indiana’s territories will reduce overall electricity sales and lessen its cash flows, especially as its industrial customers reduce production and, therefore, consumption of electricity. Although Duke Energy Indiana’s business is subject to regulated allowable rates of return and recovery of fuel

PART I

costs under a fuel adjustment clause, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations.

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

Factors that could impact sales volumes, generation of electricity and market prices at which Duke Energy Indiana is able to sell electricity are as follows:

•

weather conditions, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, and periods of low rainfall that decrease Duke Energy Indiana’s ability to operate its facilities in an economical manner;

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

Certain events in the energy markets beyond Duke Energy Indiana’s control could result in new laws or regulations which could have a negative impact on Duke Energy Indiana’s results of operations, cash flows or financial position.

There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions (including CO2). Additionally, accounting standard setters are evaluating the accounting and reporting for emission allowances. Resolution of these matters could lead to substantial changes in laws and regulations affecting Duke Energy Indiana, including new accounting standards that could change the way Duke Energy Indiana is required to record revenues, expenses, assets and liabilities. These types of regulations could have a negative impact on Duke Energy Indiana’s results of operations, cash flows or financial position or access to capital.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2007, Duke Energy Indiana operated five coal-fired stations with a combined net capacity of 5,221 megawatts (MW), one hydroelectric station with a net capacity of 45 MW, six combustion turbine stations with a combined net capacity of 1,479 MW and two combined cycle stations with a combined net capacity of 560 MW. The stations are located in Indiana and Ohio.

In addition, as of December 31, 2007, Duke Energy Indiana owned approximately 5,400 conductor miles of electric transmission lines, including 800 miles of 345 kilovolts, 700 miles of 230 kilovolts, 1,400 miles of 100 to 161 kilovolts, and 2,500 miles of 13 to 69

PART I

kilovolts. Duke Energy Indiana also owned approximately 30,000 conductor miles of electric distribution lines, including 22,000 miles of overhead lines and 8,000 miles of underground lines, as of December 31, 2007. As of December 31, 2007, the electric transmission and distribution systems had approximately 500 substations.

Substantially all of Duke Energy Indiana’s electric plant in service is mortgaged under the indenture related to Duke Energy Indiana’s various series of First and Refunding Mortgage Bonds.

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cinergy owns all of the common stock of Duke Energy Indiana. Duke Energy owns all of the common stock of Cinergy. Duke Energy Indiana anticipates making periodic dividends to provide funding support for Duke Energy’s dividend. During the three months ended March 31, 2006 and the year ended December 31, 2005, Duke Energy Indiana paid dividends to its parent, Cinergy, of $25 million and $126 million, respectively. Duke Energy is a public registrant trading on the New York Stock Exchange under DUK.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2007, 2006 and 2005.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2007	2006	Increase (Decrease)
Operating revenues	$2,223	$2,107	$116
Operating expenses	1,772	1,830	(58)
Losses on sales of other assets and other, net	(1)	(1)	—

Operating income	450	276	174
Other income and expenses, net	45	46	(1)
Interest expense	109	122	(13)
Income tax expense	154	79	75

Net income	$232	$121	$111

Net Income

The $111 million increase in Duke Energy Indiana’s Net income for the year ended December 31, 2007 as compared to 2006 was primarily due to the following factors:

Operating Revenues

The $116 million increase in Operating revenues was due primarily to:

•	A $91 million increase in fuel and wholesale power revenues due primarily to power marketing contracts implemented in 2007 (see Operating Expenses below),
•	A $45 million increase in retail revenues due to favorable weather in 2007 as compared to 2006,
•	A $38 million increase in retail revenues related to recovery of environmental compliance construction costs, and
•	A $14 million increase due to completion of temporary rate reductions associated with regulatory approval of the Cinergy merger with Duke Energy.

Partially offset by:

•

A $46 million decrease in emission allowance tracker retail revenues driven by new rates implemented in January 2007 which included credits for the gain on sales of native load allowances recorded in 2006 (see Operating Expenses below),

•	An $18 million decrease in bulk power marketing revenues due to increased demand from both retail and wholesale customers which reduced generation available to non-retail market, and
•	An approximate $15 million decrease in revenues due to regional transmission operator (RTO) netting that began in April 2006 pursuant to a FERC order (see Operating Expenses below).

PART II

Operating Expenses

The $58 million decrease in Operating expenses was due primarily to:

•	A $38 million decrease in emission allowance expenses driven by the 2006 recognition of the gain on sales of native load allowances that had been previously deferred (see Operating Revenues above),
•	A $29 million decrease in emission allowance expenses due to higher non-native tonnage emissions and higher per unit price for non-native allowances in 2006,
•	A $17 million decrease in non-retail fuel expense primarily driven by a 2006 adverse ruling from the IURC related to fuel, and
•	An approximate $15 million decrease in expenses due to RTO netting that began in April 2006 (see Operating Revenues above).

Partially offset by:

•	A $23 million increase in fuel costs due to power marketing contracts implemented in 2007 (see Operating Revenues above), and
•	A $21 million increase in operation and maintenance costs primarily due to higher wage and benefit costs, including short-term incentives.

Operating Income

The increase in operating income resulted primarily from favorable weather, wholesale power marketing contracts implemented in 2007 and revenues related to the recovery of environmental compliance construction costs. These increases were slightly offset by increased operation and maintenance costs.

Interest Expense

The $13 million decrease related to financings through the Duke Energy money pool agreement.

Income Tax Expense

The $75 million increase in Income tax expense was due primarily to a $186 million increase in pre-tax income.

Matters Impacting Future Duke Energy Indiana Results

Duke Energy Indiana continues to increase its customer base, maintain low costs and deliver high-quality customer service in Indiana. The residential and general service sectors are expected to grow. The industrial sector was soft in 2007 and that trend is expected to continue in 2008. Duke Energy Indiana will continue to provide strong cash flows from operations to Duke Energy, which will help fund the capital spending program in 2008. Changes in weather, wholesale power market prices, service area economy, generation availability and changes to the regulatory environment would impact future financial results for Duke Energy Indiana.

Various regulatory activities will continue in 2008, including a review of Duke Energy Indiana’s proposed cost recovery methodology related to energy efficiency programs.

During the five-year period from 2008 to 2012, Duke Energy Indiana anticipates total capital expenditures of approximately $4 billion, of which approximately $2 billion is related to the construction of a 630 MW Integrated Gasification Combined Cycle power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. For additional information see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”.

Other Matters

Duke Energy Indiana’s fixed charges coverage ratio, as calculated using SEC guidelines, was 3.9 times for 2007 and 2.3 times for 2006.

Other Issues

Global Climate Change. A majority of the public and policymakers now believe that the earth’s climate is changing, caused in part by greenhouse gases emitted into the atmosphere from human activities. Although there is still much to learn about the causes and long-term effects of climate change, many advocate taking steps now to begin reducing greenhouse gas emissions with the aim of stabilizing the atmospheric concentration of greenhouse gases at a level that avoids the potentially worst-case effects of climate change.

PART II

Greenhouse gas emissions are produced from a wide variety of human activities. The U.S. Environmental Protection Agency publishes an inventory of these emissions annually. CO2, an essential trace gas, is a by-product of fossil fuel combustion and currently accounts for about 85% of U.S. greenhouse gas emissions. Duke Energy Indiana currently accounts for about 0.6% of total U.S. CO2 emissions, and about 0.5% of total U.S. greenhouse gas emissions.

Duke Energy Indiana is moving ahead on multiple fronts—energy efficiency, renewable energy, advanced clean-coal, high-efficiency natural gas electric generating plants, and retirement of older less efficient coal-fired power plants. Duke Energy Indiana needs regulatory certainty regarding U.S. climate change policy as it makes these investment decisions.

Duke Energy Indiana’s cost of complying with any federal greenhouse gas emissions law that may be enacted will depend on the design details of the program. The major design elements of a greenhouse gas cap-and-trade program that will most influence Duke Energy Indiana’s compliance costs include the required levels and timing of the cap, which will drive emission allowance prices, the emission sources covered under the cap, the number of allowances that Duke Energy Indiana is allocated on a year-to-year basis, the type of and effectiveness of the cost control mechanism employed by the program, and the availability and cost of technologies that Duke Energy Indiana can deploy to lower its emissions. Although it is likely that Congress will adopt some form of mandatory greenhouse gas emission reduction legislation in the future, the timing and specific requirements of any such legislation are highly uncertain, which means that potential future compliance costs for Duke Energy Indiana are also highly uncertain.

The 110th Congress is currently considering several potential U.S. policy responses to the climate change issue. In 2007, nearly a dozen bills were introduced in the Senate calling for mandatory limits on U.S. greenhouse gas emissions through use of a cap-and-trade program. The key differences in the bills are the sources whose emissions would be regulated, the rate at which emissions would be required to be reduced, the number of emission allowances that would be distributed at no cost to sources whose emissions would be regulated, and the method of protecting the economy from potentially high and unexpected program costs.

On December 5, 2007, the Senate Environment and Public Works Committee reported out S. 2191—America’s Climate Security Act of 2007—sponsored by Senators Joseph Lieberman of Connecticut and John Warner of Virginia. The bill, which now awaits Senate floor action, proposes an economy-wide greenhouse gas reduction program to begin in 2012. Several bills have also been introduced in the House of Representatives but none has yet received subcommittee or committee approval. It is unlikely that legislation establishing a mandatory federal greenhouse gas emission reduction program will be enacted in 2008.

Duke Energy Indiana supports the enactment of federal greenhouse gas cap-and-trade legislation that would apply to all parts of the economy, including power generation, industrial and commercial sources, and motor vehicles. To permit the economy to adjust rationally to the policy, legislation should establish a long-term program that first slows the growth of emissions, stops their growth and then transitions to a declining emissions cap as new lower-and non-emitting technologies are developed and become ready for wide-scale deployment.

These new technologies—chief among them carbon capture and sequestration—are not expected to be developed and ready for deployment by 2012 when the Lieberman-Warner legislation, if passed, would take effect. This would pose a challenge to the Company’s ability to utilize all of its current coal-fired generating capacity if the legislation is enacted in its current form. This could seriously limit Duke Energy Indiana’s ability to meet the growing electricity demand of its customers at a reasonable cost. Duke Energy Indiana’s deployment of renewable generation, along with its customer energy-efficiency initiative would help, but would not be enough. If the cap is too stringent in the early years of the program, Duke Energy Indiana’s compliance options could be limited to relying on purchasing emission allowances and/or relying on existing natural gas generation to replace coal generation. Forcing a large fuel switch from coal to natural gas in less than four years is not practical and, on a national scale, is not good public policy. Such a shift would significantly increase natural gas prices, posing an economic hardship to millions of natural gas customers.

Compliance cost estimates are very sensitive to various highly uncertain assumptions, including allowance prices. Estimated costs of purchasing the needed allowances in 2012 to cover Duke Energy Indiana’s projected emissions could range from approximately $340 million to approximately $1.0 billion. Actual costs could be higher or lower than these estimates. Duke Energy Indiana would seek to recover its compliance costs through appropriate regulatory mechanisms in the jurisdictions in which it operates. Under a compliance scenario where Duke Energy Indiana continues to purchase allowances to meet its compliance obligation, annual allowance purchase costs would increase over time as the number of allowances Duke Energy Indiana is allocated under the proposed legislation decreases as the cap tightens.

At some point in the future it would be expected that Duke Energy Indiana would begin replacing existing coal-fired generation with new lower-and zero-emitting generation technologies, and/or installing new carbon capture and sequestration technology on existing coal-fired generating plants to reduce emissions when that technology becomes available. It is not possible at this time, however, to predict with certainty what new technologies might be developed, when they will be ready to be deployed, or what their costs will be. There is

PART II

also uncertainty as to how or when certain non-technical issues that could affect the cost and availability of new technologies might be resolved by regulators. Duke Energy Indiana currently is focused on integrated gasification combined cycle generation with carbon capture and sequestration, and capture and storage retrofit technology for existing pulverized coal-fired generation as promising new technologies for generating electricity with lower or no CO2 emissions.

In addition to relying on new technologies to reduce its CO2 emissions, Duke Energy Indiana is seeking regulatory approval for a first-of-its-kind innovative approach in the utility industry to help meet growing customer demand with new and creative ways to increase energy efficient, thereby reducing demand (Save-A-Watt) instead of relying almost exclusively on new power plants to generate electricity.

Credit Implications of Climate Change Legislation. A credit rating agency recently announced that climate-change policies eventually could carry significant credit implications for the U.S. electric utility industry, which includes Duke Energy Indiana. While the agency stated on February 26, 2008 that it had not lowered any utility company ratings due solely to the sizable capital expenditures needed to reduce emission levels, rating actions could result. The agency cited a utility’s financing plan and its ability to recover such costs from its ratepayers as the biggest factors in considering whether environmental-related capital expenditures negatively affect a utility’s credit quality. Duke Energy Indiana cannot predict with any certainty what actions, if any, this or other credit rating agencies may take. A downgrade in Duke Energy Indiana’s credit rating could adversely affect its ability to access capital at competitive rates and its ability to finance its operations and implement its strategies could be adversely affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Risk Management Policies

Duke Energy Indiana is exposed to market risks associated with commodity prices and interest rates. Management has established comprehensive risk management policies to monitor and manage these market risks. The Treasurer of Duke Energy, the ultimate parent entity of Cinergy, is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits for Duke Energy Indiana.

Commodity Price Risk

Duke Energy Indiana has limited exposure to market price changes of fuel and emission allowance costs incurred for its retail customers due to the use of cost tracking and recovery mechanisms in the state of Indiana. Duke Energy Indiana does have exposure to the impact of market fluctuations in the prices of electricity, fuel and emission allowances associated with its generation output not utilized to serve native load or committed load (off-system, wholesale power sales). Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities, such as gas or coal. Duke Energy Indiana employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, such as swaps, futures, forwards and options. Based on a sensitivity analysis as of December 31, 2007 and 2006, Duke Energy Indiana does not anticipate a materially adverse effect on its consolidated results of operations as a result of exposure to commodity price risk. (See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” and Note 9 to the Consolidated Financial Statements, “Risk Management and Hedging Activities and Financial Instruments.”)

Interest Rate Risk

Duke Energy Indiana is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt. Duke Energy Indiana manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Indiana also enters interest rate swaps to manage and mitigate interest rate risk exposure. (See Notes 1, 9, and 14 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management and Hedging Activities and Financial Instruments,” and “Debt and Credit Facilities.”)

Based on a sensitivity analysis as of December 31, 2007, it was estimated that if market interest rates average 1% higher (lower) in 2008 than in 2007, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $7 million. Comparatively, based on a sensitivity analysis as of December 31, 2006, had interest rates averaged 1% higher (lower) in 2007 than in 2006, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $4 million. These sensitivities were estimated by considering the impact of the hypothetical interest rates on variable-rate instruments outstanding, including money pool balances, adjusted for cash and cash equivalents outstanding as of December 31, 2007 and 2006. There were no interest rate hedge positions as of December 31, 2007. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy Indiana’s financial structure.

PART II

As of December 31, 2007 and mid-March 2008, Duke Energy Indiana had approximately $340 million of auction rate pollution control bonds outstanding. While these debt instruments are long-term in nature and cannot be put back to Duke Energy Indiana prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. Beginning in February 2008, Duke Energy Indiana experienced failed auctions on a portion of these debt instruments. When failed auctions occur on a series of this debt, Duke Energy Indiana is required to pay the maximum auction rate as prescribed by the bond document. The maximum auction rate for the majority of the auction rate debt is 1.75 times one-month London Interbank Offered Rate. Payment of the failed-auction interest rates will continue until Duke Energy Indiana is able to either successfully remarket these instruments through the auction process or refund and refinance the existing debt through the issuance of an equivalent amount of tax exempt bonds. Duke Energy Indiana is currently pursuing a refunding and refinancing plan, which is subject to approval by applicable state or county financing authorities and utility regulators. However, even if Duke Energy Indiana is unable to successfully refund and refinance these debt instruments, the impact of paying higher interest rates on the outstanding auction rate debt is not expected to materially effect Duke Energy Indiana’s overall financial position, results of operations or cash flows. The weighted-average interest rate associated with Duke Energy Indiana’s auction rate pollution control bonds was 4.31% as of December 31, 2007 and 4.77% as of March 6, 2008.

Further, at this time, Duke Energy Indiana does not believe the recent market developments significantly impact its ability to obtain financing and fully expects to have access to liquidity in the capital markets at reasonable rates and terms. Additionally, Duke Energy has access to unsecured revolving credit facilities, which are not restricted upon general market conditions, with aggregate bank commitments of approximately $2.65 billion, of which a portion is currently committed primarily to backstop Duke Energy’s commercial paper program. Duke Energy Indiana has a borrowing sub limit of $400 million.

In March 2008, Duke Energy increased its capacity under its master credit facility by $550 million. As a result of this increase, the borrowing sub limit of Duke Energy Indiana increased by $300 million to $700 million.

PART II

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Duke Energy Indiana, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duke Energy Indiana, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 19, 2008

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Statements of Operations

(In millions)

	Years Ended December 31,
	2007	2006	2005
Operating Revenues—Regulated Electric	$2,223	$2,107	$1,975
Operating Expenses
Fuel used in electric generation and purchased power	816	908	766
Operation, maintenance and other	585	563	453
Depreciation and amortization	305	297	293
Property and other taxes	66	62	50
Total operating expenses	1,772	1,830	1,562
Losses on Sales of Other Assets and Other, net	(1)	(1)	—
Operating Income	450	276	413
Other Income and Expenses, net	45	46	22
Interest Expense	109	122	110
Income Before Income Taxes	386	200	325
Income Tax Expense	154	79	127
Net Income	232	121	198
Dividend and Premiums on Redemption of Preferred and Preference Stock	—	—	2
Earnings Available for Common Stockholder	$232	$121	$196

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Balance Sheets

(In millions)

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$12	$7
Receivables (net of allowance for doubtful accounts of $1 at December 31, 2007 and 2006)	222	216
Inventory	138	139
Assets held for sale	2	1
Other	43	66
Total current assets	417	429
Investments and Other Assets
Restricted funds held in trust	10	126
Intangibles, net	75	97
Assets held for sale	115	118
Other	116	99
Total investments and other assets	316	440
Property, Plant and Equipment
Cost	8,270	7,655
Less accumulated depreciation and amortization	2,735	2,568
Net property, plant and equipment	5,535	5,087
Regulatory Assets and Deferred Debits
Deferred debt expense	42	47
Regulatory assets related to income taxes	54	22
Other	468	636
Total regulatory assets and deferred debits	564	705
Total Assets	$6,832	$6,661

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Balance Sheets—(Continued)

(In millions, except share and per share amounts)

	December 31,
	2007	2006
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$364	$211
Notes payable	101	—
Taxes accrued	58	120
Interest accrued	34	41
Current maturities of long-term debt	47	268
Liabilities associated with assets held for sale	114	—
Other	71	103
Total current liabilities	789	743
Long-term Debt	2,099	2,140
Deferred Credits and Other Liabilities
Deferred income taxes	792	689
Investment tax credit	18	21
Accrued pension and other postretirement benefit costs	256	425
Asset retirement obligations	13	12
Liabilities associated with assets held for sale	3	3
Other	519	536
Total deferred credits and other liabilities	1,601	1,686
Commitments and Contingencies
Common Stockholder’s Equity
Common stock, no par; $.01 stated value; 60,000,000 shares authorized and 53,913,701 shares outstanding at December 31, 2007 and 2006	1	1
Additional paid-in capital	868	844
Retained earnings	1,456	1,226
Accumulated other comprehensive income	18	21
Total common stockholder’s equity	2,343	2,092
Total Liabilities and Common Stockholder’s Equity	$6,832	$6,661

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$232	$121	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310	297	293
Losses on sales of other assets	1	1	—
Deferred income taxes and investment tax credit amortization	101	11	(24)
Regulatory asset/liability amortization	30	28	57
Accrued pension and other postretirement benefit costs	42	46	27
Contribution to company-sponsored pension and other postretirement benefit plans	(106)	(24)	(21)
(Increase) decrease in:
Receivables	(71)	121	(113)
Inventory	—	(36)	(14)
Other current assets	26	53	(19)
Increase (decrease) in:
Accounts payable	79	34	67
Taxes accrued	(78)	86	(33)
Other current liabilities	(16)	(36)	34
Regulatory asset/liability deferrals	(107)	143	(225)
Other assets	58	10	65
Other liabilities	(60)	(45)	(6)
Net cash provided by operating activities	441	810	286
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(603)	(535)	(533)
Investment expenditures	—	(1)	(99)
Purchases of available-for-sale securities	(29)	(36)	(44)
Proceeds from sales and maturities of available-for-sale securities	26	33	42
Purchases of emission allowances	(68)	(79)	(224)
Sales of emission allowances	22	58	51
Notes due from affiliate, net	120	(120)	—
Proceeds from the sales of other assets	114	—	—
Change in restricted funds held in trust	120	127	21
Net cash used in investing activities	(298)	(553)	(786)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	7	331	442
Redemption of long-term debt	(270)	(329)	(131)
Redemption of preferred stock of subsidiaries	—	(11)	(31)
Notes payable to affiliate, net	101	(250)	169
Dividends paid	—	(25)	(128)
Capital contribution from parent	24	—	200
Other	—	2	—
Net cash (used in) provided by financing activities	(138)	(282)	521
Net increase (decrease) in cash and cash equivalents	5	(25)	21
Cash and cash equivalents at beginning of period	7	32	11
Cash and cash equivalents at end of period	$12	$7	$32

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$93	$98	$113
Cash paid (refunded) for income taxes	$75	$(8)	$183
Significant non-cash transactions:
Accrued capital expenditures	$118	$51	$—

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Statements of Common Stockholder's Equity

and Comprehensive Income

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance at December 31, 2004	$1	$626	$1,060	$—	$(27)	$3	$1,663
Net income	—	—	198	—	—	—	198
Other comprehensive income, net of tax effect of $2
Cash flow hedges	—	—	—	7	—	—	7
Minimum pension liability adjustment	—	—	—	—	(10)	—	(10)

Total comprehensive income							195
Common stock dividends	—	—	(126)	—	—	—	(126)
Preferred dividends	—	—	(2)	—	—	—	(2)
Contribution from parent-equity infusion	—	200	—	—	—	—	200
Contribution from parent company for reallocation of taxes	—	14	—	—	—	—	14
Balance at December 31, 2005	$1	$840	$1,130	$7	$(37)	$3	$1,944
Net income	—	—	121	—	—	—	121
Other comprehensive income, net of tax effect of zero
Cash flow hedges	—	—	—	8	—	—	8
Unrealized gain on investment trusts	—	—	—	—	—	3	3
Minimum pension liability adjustment	—	—	—	—	(11)	—	(11)

Total comprehensive income							121
Common stock dividends	—	—	(25)	—	—	—	(25)
Contribution from parent company for reallocation of taxes	—	4	—	—	—	—	4
SFAS No. 158 funded status provision (a)	—	—	—	—	48	—	48
Balance at December 31, 2006	$1	$844	$1,226	$15	$—	$6	$2,092
Net income	—	—	232	—	—	—	232
Other comprehensive income, net of tax effect of $1
Cash flow hedges	—	—	—	(3)	—	—	(3)

Total comprehensive income							229
Capital contribution from parent	—	24	—	—	—	—	24
Adoption of SFAS No. 158—measurement date provision (b)	—	—	(2)	—	—	—	(2)
Balance at December 31, 2007	$1	$868	$1,456	$12	$—	$6	$2,343

(a)	Net of $33 tax expense.
(b)	Net of $2 tax benefit.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation. Duke Energy Indiana, Inc., (Duke Energy Indiana) an Indiana corporation organized in 1942, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Duke Energy Indiana is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity.

On April 3, 2006, in accordance with their previously announced merger agreement, Duke Energy Corporation (Old Duke Energy) and Cinergy merged into wholly-owned subsidiaries of Duke Energy Holding Corp. (Duke Energy HC), resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of Duke Energy common stock, and each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock, which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein. Duke Energy is a public registrant trading on the New York Stock Exchange under DUK.

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

Restricted Funds Held in Trust. At December 31, 2007 and 2006, Duke Energy Indiana had approximately $10 million and $126 million, respectively, of restricted cash related primarily to proceeds from debt issuances that are held in trust, primarily for the purpose of funding future environmental expenditures.

Inventory. Inventory consists of coal for use in electric generation, and material and supplies. Inventory is recorded primarily using the average cost method.

Components of Inventory

	December 31,
	2007	2006
	(in millions)
Fuel for use in electric production	$80	$81
Materials and supplies	58	58

Total Inventory	$138	$139

Cost-Based Regulation. Duke Energy Indiana accounts for its regulated operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71). The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy Indiana records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

non-regulated entities. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Other Deferred Credits and Other Liabilities. Duke Energy Indiana periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy Indiana may have to reduce its asset balances to reflect a market basis less than cost and write-off their associated regulatory assets and liabilities. (For further information see Note 4.)

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

Accounting for Risk Management and Hedging Activities and Financial Instruments. Duke Energy Indiana uses a number of different derivative and non-derivative instruments in connection with its commodity price and interest rate risk management activities, including swaps, futures, forwards and options. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS No. 133), are recorded on the Consolidated Balance Sheets at their fair value. Cash inflows and outflows related to derivative instruments, except those that contain financing elements and those related to other investing activities, are a component of operating cash flows in the accompanying Consolidated Statements of Cash Flows. Cash inflows and outflows related to derivative instruments containing financing elements are a component of financing cash flows in the accompanying Consolidated Statements of Cash Flows while cash inflows and outflows from derivatives related to investing activities are a component of investing cash flows in the accompanying Consolidated Statements of Cash Flows.

Normal Purchases and Normal Sales. As appropriate, Duke Energy Indiana applies the normal purchase and normal sales exception to certain contracts. If contracts cease to meet this exception, the fair value of the contracts is recognized on the Consolidated Balance Sheets and the contracts are accounted for using the Mark-to-Market (MTM) Model unless immediately designated as a cash flow or fair value hedge.

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

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy Indiana capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of property, plant and equipment, is expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method. The weighted-average depreciation rates were 3.9% for 2007, 3.8% for 2006, and 4.1% for 2005. Also, see “Post-in-service Carrying Costs and Allowance for Funds Used During Construction (AFUDC),” discussed below.

When Duke Energy Indiana retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When it sells entire regulated operating units, the cost is

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

Duke Energy Indiana recognizes asset retirement obligations (ARO’s) in accordance with SFAS No. 143, “Accounting For Asset Retirement Obligations” (SFAS No. 143), for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), for conditional ARO’s. The term conditional asset retirement obligation as used in SFAS No. 143 and FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus the timing and (or) method of settlement may be conditional on a future event. Both SFAS No. 143 and FIN 47 require that the fair value of a liability for an ARO be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. See Note 7 for further information.

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

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset may generally require management to re-assess the cash flows related to the long-lived assets.

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

Duke Energy Indiana uses the criteria in SFAS No. 144 and Emerging Issues Task Force (EITF) 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether components of Duke Energy Indiana that are being disposed of, are classified as held for sale or have been wound down are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Duke Energy Indiana must not have significant continuing involvement in the operations after the disposal (i.e. Duke Energy Indiana must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the operations being disposed of must have been eliminated from Duke Energy Indiana’s ongoing operations (i.e. Duke Energy Indiana does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, would be reflected as (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded in continuing operations as (Losses) on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. Impairments for all other long-lived assets are recorded as Operating Expenses in the Consolidated Statements of Operations. See Note 2 for discussion of assets held for sale.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate. The amortization expense is recorded in continuing operations as interest expense in the Consolidated Statements of Operations. The amortization expense is reflected as Depreciation and amortization within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Loss Contingencies. Duke Energy Indiana is involved in certain legal and environmental matters that arise in the normal course of business. Loss contingencies are accounted for under SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5). Under SFAS No. 5, contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, Duke Energy Indiana records a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred. See Note 16 for further information.

Environmental Expenditures. Duke Energy Indiana expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded on an undiscounted basis when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable.

Revenue Recognition and Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt hour for all customer classes to the number of estimated kilowatt hours delivered, but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. The receivables for unbilled revenues for Duke Energy Indiana ($85 million and $84 million at December 31, 2007 and 2006, respectively) are included in the sales of accounts receivable to Cinergy Receivables Company, LLC (Cinergy Receivables). See Note 12 for additional information.

Post-in-service Carrying Costs and Allowance for Funds Used During Construction (AFUDC). Post-in-service carrying costs, recorded in accordance with SFAS No. 71, represent the estimated financing costs associated with regulatory or physical assets of Duke Energy Indiana which are not yet earning a return from customers through rates and which have been approved for deferral by the IURC. Post-in-service carrying costs are non-cash items and are primarily recognized between the time the construction of regulated facilities is complete and when Duke Energy Indiana is permitted to recover these costs through inclusion in the rate base. The equity component of post-in-service costs are included in Regulatory assets on the Consolidated Balance Sheets, with an offsetting credit to Regulatory assets, until the costs are included in customer rates, at which time this credit is recognized in Other Income and Expenses, Net. The amount of post-in-service carrying costs included as a credit to Regulatory assets for current post-in-service carrying cost accruals was $8 million in 2007, $4 million in 2006, and $2 million in 2005. The amount credited to Other Income and Expenses, net for amortization of previous accruals was $1 million in each of 2007, 2006 and 2005. Post-in-service carrying costs also have an interest component which is recorded to Regulatory assets on the Consolidated Balance Sheets with an offsetting credit to Interest Expense. The amount of post-in-service carrying costs included as a credit to interest expense was $5 million for the year ended 2007, and $2 million for 2006 and 2005.

AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities, consists of two components, an equity component and an interest component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Consolidated Statements of Operations. After construction is completed, Duke Energy Indiana is permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included the Consolidated Statements of Operations was $29 million in 2007, which consisted of an after-tax equity component of $17 million and a before-tax interest expense component of $12 million. The total amount of AFUDC included in the Consolidated Statements of Operations was $32 million in 2006, which consisted of an after-tax equity component of $16 million and a before-tax interest expense component of $16 million. The total amount of AFUDC included in the Consolidated Statements of Operations in 2005 was $14 million, which consisted of an after-tax equity component of $6 million and a before-tax interest expense component of $8 million.

Accounting For Purchases and Sales of Emission Allowances. Duke Energy Indiana recognizes emission allowances in earnings as they are consumed or sold. For regulated operations that provide for direct recovery of emission allowances, any gains or losses

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

on sales of recoverable emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances and, therefore, as the recovery of the gain or loss is recognized in operating revenues, the regulatory asset or liability related to the emission allowance activity is recognized as a component of Fuel Used in Electric Generation and Purchased Power in the Consolidated Statements of Operations. For regulated operations that do not provide for direct recovery of emission allowances through a cost tracking mechanism, gains and losses on sales of emission allowances are included in Losses on Sales of Other Assets and Other, net in the Consolidated Statements of Operations, or are deferred, depending on level of regulatory certainty. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows.

Income Taxes. As a result of Duke Energy’s merger with Cinergy, Duke Energy Indiana entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Indiana would incur if Duke Energy Indiana were a separate company filing its own tax return as a C-Corporation. The current tax sharing agreement Duke Energy Indiana has with Duke Energy is substantially the same as the tax sharing agreement between Duke Energy Indiana and Cinergy prior to the merger. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.

Management evaluates and records uncertain tax positions in accordance with FIN 48, “Accounting For Uncertainty in Income Taxes —an Interpretation of FASB Statement 109,” (FIN 48), which was adopted by Duke Energy Indiana on January 1, 2007. Duke Energy Indiana records unrecognized tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. In accordance with FIN 48, Duke Energy Indiana records the largest amount of the unrecognized tax benefit that is greater than 50% likely of being realized upon settlement or effective settlement. Management considers a tax position effectively settled for the purpose of recognizing previously unrecognized tax benefits when the following conditions exist: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax positions, (ii) Duke Energy Indiana does not intend to appeal or litigate any aspect of the tax position included in the completed examination, and (iii) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. See Note 6 for further information.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations for years ended December 31, 2007, 2006, and 2005 were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(in millions)
Excise Taxes	$26	$26	$22

Segment Reporting. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within Duke Energy Indiana’s reportable business segment. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, including products and services, geographic areas and major customers, differences between the measurements used in reporting segment

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of Duke Energy Indiana’s reportable segment, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, is presented in Note 3.

Statements of Consolidated Cash Flows. Duke Energy Indiana has made certain classification elections within its Consolidated Statements of Cash Flows related to debt restricted for qualified capital and maintenance expenditures. Proceeds from debt issued with restrictions to fund future capital and maintenance expenditures are presented on a gross basis, with the debt proceeds classified as a financing cash inflow and the changes in the restricted funds held in trust presented as a component of investing activities.

Reclassifications and Revisions. Certain prior period amounts have been reclassified to conform to current year presentation.

New Accounting Standards. The following new accounting standards were adopted by Duke Energy Indiana during the year ended December 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy Indiana has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy Indiana adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. Net periodic benefit cost of approximately $2 million for the three-month period between September 30, 2006 and December 31, 2006 was recognized, net of tax, as a separate adjustment of retained earnings as of January 1, 2007. Additionally, in the first quarter of 2007, the changes in plan assets and plan obligations between the September 30, 2006 and December 31, 2006 measurement dates not related to net periodic benefit cost was required to be recognized, net of tax, as a separate adjustment of the opening balance of regulatory assets. This adjustment was not material. During the second quarter of 2007, Duke Energy Indiana completed these calculations. The finalization of these actuarial calculations resulted in an immaterial adjustment to regulatory assets.

The adoption of SFAS No. 158 did not have a material impact on Duke Energy Indiana’s consolidated results of operations or cash flows.

FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy Indiana has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy Indiana’s financial statements. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Indiana adopted FIN 48 effective January 1, 2007. See Note 6 for additional information.

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

The following new accounting standard was adopted by Duke Energy Indiana during the year ended December 31, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

The following new accounting standard was adopted by Duke Energy Indiana during the year ended December 31, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

FIN No. 47. In March 2005, the FASB issued FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 were effective for Duke Energy Indiana as of December 31, 2005, and the adoption of FIN 47 did not have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Indiana as of December 31, 2007:

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Duke Energy Indiana’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Duke Energy Indiana, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. In February 2008, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Duke Energy Indiana does not expect to report any material cumulative-effect adjustment to beginning retained earnings as is required by SFAS No. 157 for certain limited matters. Duke Energy Indiana continues to monitor additional proposed interpretative guidance regarding the application of SFAS No. 157. To date, no matters have been identified regarding implementation of SFAS No. 157 that would have any material impact on Duke Energy Indiana’s consolidated results of operations or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. For Duke Energy Indiana, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. Duke Energy Indiana does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, Duke Energy Indiana may elect to measure certain financial instruments at fair value in accordance with this standard.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Indiana, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy Indiana of applying SFAS No. 141R for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141R.

2. Dispositions and Assets Held for Sale

In December 2006, Duke Energy Indiana agreed to sell one unit of its Wabash River Power Station (Unit 1) to the Wabash Valley Power Association (WVPA). The sale was approved by the IURC, the Federal Energy Regulatory Commission (FERC), the U.S. Federal Trade Commission (FTC) and the Department of Justice during 2007. On December 31, 2007, Duke Energy Indiana received proceeds of approximately $114 million, which was equivalent to the net book value of Wabash River Power Station (Unit 1) at the time of the sale. However, pursuant to the terms of the purchase and sale agreement, the effective date of the sale was January 1, 2008, the assets of Wabash River Power Station (Unit 1) are reflected as Assets Held for Sale within Current Assets and also within Investments and Other Assets on the Consolidated Balance Sheets at December 31, 2007 and a corresponding liability equal to the cash received is reflected as Liabilities Associated with Assets Held for Sale within Current Liabilities on the Consolidated Balance Sheets at December 31, 2007. Since the sales price was equal to the net book value of Wabash River Power Station (Unit 1) at the transaction date, no gain or loss was recognized on the sale.

Duke Energy Indiana and the WVPA also entered into an operation and maintenance agreement and a facilities operations and services agreement. Under these agreements, Duke Energy Indiana will provide to WVPA certain operation and maintenance services for Wabash River Power Station (Unit 1) and WVPA’s coal gasification facility. The fees received from these agreements will cover the costs incurred by Duke Energy Indiana of providing these services. In August 2005, Duke Energy Indiana purchased the Wheatland Generating Station to replace the firm capacity to be transferred to WVPA as a result of the sale of Wabash River Power Station (Unit 1) and Wheatland Generating Station will replace Wabash River Power Station (Unit 1) in cost of service to Duke Energy Indiana’s electric customers.

3. Business Segments

Duke Energy Indiana has one business unit, Franchised Electric, which is considered a reportable business segment under SFAS No. 131. Duke Energy Indiana’s chief operating decision maker regularly reviews financial information about the business unit in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy Indiana’s defined business segment.

Franchised Electric plans, constructs, operates and maintains Duke Energy Indiana’s generation, transmission and distribution systems and delivers electric energy to consumers. This electric operation is subject to the rules and regulations of the FERC and the IURC.

The remainder of Duke Energy Indiana’s operations are presented as Other. While it is not considered a business segment, Other primarily includes certain allocated governance costs.

Accounting policies for Duke Energy Indiana’s segment are the same as those described in Note 1. Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT).

On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes. Cash, cash equivalents, and short-term investments are managed centrally by Cinergy and Duke Energy, so the interest and dividend income on those balances are excluded from the segment’s EBIT.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues	Segment EBIT/ Consolidated Income before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment Assets(a)
	(in millions)
Year Ended December 31, 2007
Franchised Electric	$2,223	$524	$305	$603	$6,832
Total reportable segment	2,223	524	305	603	6,832
Other	—	(54)	—	—	—
Interest expense	—	(109)	—	—	—
Interest income and other	—	25	—	—	—
Total consolidated	$2,223	$386	$305	$603	$6,832

Year Ended December 31, 2006
Franchised Electric	$2,107	$373	$297	$536	$6,661
Total reportable segment	2,107	373	297	536	6,661
Other	—	(78)	—	—	—
Interest expense	—	(122)	—	—	—
Interest income and other	—	27	—	—	—
Total consolidated	$2,107	$200	$297	$536	$6,661

Year Ended December 31, 2005
Franchised Electric	$1,975	$478	$293	$632	$6,267
Total reportable segment	1,975	478	293	632	6,267
Other	—	(61)	—	—	—
Interest expense	—	(110)	—	—	—
Interest income and other	—	18	—	—	—
Total consolidated	$1,975	$325	$293	$632	$6,267

(a)	Includes assets held for sale.

All of Duke Energy Indiana’s revenues are generated domestically and its long-lived assets are in the U.S.

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

Duke Energy Indiana’s Regulatory Assets and Liabilities:

	As of December 31,		Recovery/Refund Period Ends
	2007	2006
	(in millions)
Regulatory Assets(a)
Gasification services agreement buyout costs(c)(d)(k)	$194	$207	2018
Accrued pension and post retirement(c)(j)	166	276	(f	)
Post-in-service carrying costs and deferred operating expense(c)(q)	93	87	(r	)
Net regulatory asset related to income taxes	54	22	(h	)
Deferred Midwest ISO costs(m)	28	25	(b	)
Unamortized costs of reacquiring debt(p)	25	28	(h	)
Deferred rider revenue(m)	18	—	(o	)
Vacation accrual(l)	12	23	2008
Under-recovery of fuel costs(m)	8	1	(i	)
Deferred merger costs(c)	5	15	2010
Hedge costs and other deferrals(m)	—	10	2007
Other(c)	10	16	(f	)

Total Regulatory Assets	$613	$710

Regulatory Liabilities(a)
Removal costs(g)	$464	$425	(e	)
Deferred emission allowance revenue(n)	5	41	(f	)
Over-recovery of fuel costs(n)	—	20	2007
Other(g)	3	1	(f	)

Total Regulatory Liabilities	$472	$487

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Midwest Independent Transition System Operator, Inc. (Midwest ISO) cost recovery mechanism.
(c)	Included in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(d)	Included in rate base.
(e)	Liability is extinguished over the lives of the associated assets.
(f)	Recovery/refund period is currently unknown.
(g)	Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(h)	Recovery/refund is over the life of the associated asset or liability.
(i)	Fuel cost recovery mechanism.
(j)	Related to adoption of SFAS No. 158 (see Note 17).
(k)	Duke Energy Indiana reached an agreement with Dynegy, Inc. to purchase the remainder of its 25-year contract for coal gasification services. In accordance with an order from the IURC, Duke Energy Indiana began recovering this asset over an 18-year period that commenced upon the termination of the gas services agreement in 2000.
(l)	Included in Other Current Assets on the Consolidated Balance Sheets.
(m)	Included in Receivables on the Consolidated Balance Sheets.
(n)	Included in Accounts Payable on the Consolidated Balance Sheets.
(o)	Recovered via Clean Coal Tracker.
(p)	Included in Deferred Debt Expense on the Consolidated Balance Sheets.
(q)	Approximately $63 million and $66 million of the December 31, 2007 and 2006 balance, respectively, is included in rate base.
(r)	The recovery/refund period for approximately $76 million of the December 31, 2007 balance is 2039, while the recovery/refund period for the other approximate $17 million as of December 31, 2007 is 2011.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Regulatory Merger Approvals. As discussed in Note 1, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). While the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to certain conditions. Key elements of these conditions include:

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc. (CAC), an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with the terms of the North Carolina Utilities Commission’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of April 30, 2007, Duke Energy Indiana had completed its merger related reductions and filed a notice with the IURC to terminate the merger credit rider. Approximately $13 million and $27 million of the rate reduction was passed through to customers during the years ended December 31, 2007 and 2006, respectively.

•	The FERC approved the merger without conditions.

Rate Related Information. The IURC approves rates for retail electric sales within Indiana. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

Energy Efficiency. On October 29, 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider will be based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. The IURC is expected to consider the petition in a hearing sometime in 2008.

Integrated Gasification Combined Cycle (IGCC). In August 2005, Duke Energy Indiana filed an application with the IURC for approval of study and preconstruction costs related to the joint development of an IGCC project with Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana, Inc. (Vectren). Duke Energy Indiana and Vectren reached a Settlement Agreement with the Indiana Office of Utility Consumer Counselor providing for the recovery of such costs if the IGCC project is approved and constructed and for the partial recovery of such costs if the IGCC project does not go forward. The IURC issued an order on July 26, 2006 approving the Settlement Agreement in its entirety.

On September 7, 2006, Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking Certificates of Public Convenience and Necessity (CPCN) for the construction of a 630 megawatt (MW) IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional baseload generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. Duke Energy Indiana and Vectren filed their cases in chief with the IURC on October 24, 2006. Duke Energy Indiana’s estimated costs for the potential IGCC project have increased. Duke Energy Indiana’s publicly filed testimony with the IURC states that industry estimates (as provided by the Electric Power Research Institute (EPRI)), of total capital requirements for a facility of this type and size are now in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owners’ specific site costs). In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including AFUDC). An evidentiary hearing was held June 18-22, 2007 and a public field hearing was held on August 29, 2007. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana’s CPCN for the proposed IGCC project and approved the timely recovery of costs related to the project. The IURC also approved Duke Energy Indiana’s proposal to initiate a proceeding in May 2008 concerning proposals for the study of partial carbon capture, sequestration and/or enhanced oil recovery for the Edwardsport IGCC Project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environment Management. The CAC, Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the IURC Order to the Indiana Court of Appeals and also appealed the air permit. The appeals are pending. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. In August 2007, Vectren withdrew its participation in the IGCC plant. Duke Energy is currently exploring its options, including assuming 100% of the plant capacity. Absent identification of an alternative joint owner, Duke Energy Indiana would own 100% of the IGCC plant capacity.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Other. Duke Energy Indiana recovers its actual fuel costs quarterly through a rate adjustment mechanism. In two recent fuel clause proceedings, certain industrial customers and the CAC have intervened and sub-dockets have been established to address issues raised by the Indiana Office of Utility Consumer Counselor and the intervenors concerning the allocation of fuel costs between native load customers and non-native load sales, the reasonableness of various Midwest Independent Transmission System Operator (Midwest ISO) costs for which Duke Energy Indiana has sought recovery and Duke Energy Indiana’s recovery of costs associated with certain power hedging activities. Duke Energy Indiana is defending its practices, its costs, and the allocation of such costs. A hearing was conducted in the first proceeding dealing with the allocation of fuel costs and Midwest ISO costs on September 20, 2006. The IURC issued an Order on September 13, 2007 approving Duke Energy Indiana’s practices and removing the subject to refund provisions, except for one outstanding issue. The IURC required Duke Energy Indiana to file a compliance report outlining its further analysis and quantification of the effects of not routinely designating its coal-fired units as “must-run” in the initial months of the Midwest ISO Day 2 markets. Duke Energy Indiana filed its compliance report on January 30, 2008, which reflected somewhat higher costs to retail customers if Duke Energy Indiana had designated its units as “must-run.” Recently, certain other industrial intervenors, which initiated an appeal of the September 13, 2007 order, voluntarily dismissed the appeal. An evidentiary hearing in the power hedging proceeding was held in June 2007 and a decision is expected in the first half of 2008. The IURC has authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the two sub-docket proceedings, subject to refund pending the outcome of these proceedings. Duke Energy Indiana cannot predict the final outcome of the remaining proceedings but does not expect the outcome to be material to its consolidated results of operations, cash flows or financial position.

FERC Issues Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying the North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 standards submitted by the NERC and compliance with these standards became mandatory on June 18, 2007. FERC has since approved several additional standards. Compliance with the remaining standards is expected to continue on a voluntary basis as good utility practice. Duke Energy Indiana does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

Midwest ISO Resource Adequacy Filing. On December 28, 2007, the Midwest ISO filed its Electric Tariff Filing Regarding Resource Adequacy in compliance with the FERC’s request of the Midwest ISO to file Phase II of its long-term Resource Adequacy plan by December 2007. The proposal includes establishment of a resource adequacy requirement in the form of planning reserve margin. While the proposal has been filed for approval from the FERC, it currently lacks enforcement and financial settlement mechanisms. Given that the proposal has not yet been approved by the FERC, it is difficult to estimate its impact on Duke Energy Indiana, but at this time Duke Energy Indiana does not believe the resource adequacy requirement will have a material impact on its consolidated results of operations, cash flows, or financial position.

5. Joint Ownership of Generating and Transmission Facilities

Duke Energy Indiana is a joint-owner of Gibson Station Unit No. 5 with WVPA and Indiana Municipal Power Agency (IMPA), as well as a joint-owner with WVPA and IMPA of certain Indiana transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems, which are operated and maintained by Duke Energy Indiana.

As of December 31, 2007, Duke Energy Indiana’s shares in jointly-owned plant or facilities were as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)
Production:
Gibson Station (Unit 5)	50.05%	$289	$158	$20
Transmission and local facilities	Various	2,909	1,189	—

Duke Energy Indiana’s share of revenues and operating costs of the above jointly owned generating facilities are included within the corresponding line on the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

6. Income Taxes

Prior to the merger of Cinergy and Duke Energy on April 3, 2006, the taxable income of Duke Energy Indiana was reflected in Cinergy’s U.S. federal and state income tax returns. After the merger, the taxable income of Duke Energy Indiana is reflected in Duke Energy’s U.S. federal and state income tax returns. As a result of Duke Energy’s merger with Cinergy, Duke Energy Indiana entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Indiana would incur if Duke Energy Indiana were a separate company filing its own tax return as a C-Corporation. The current tax sharing agreement Duke Energy Indiana has with Duke Energy is substantially the same as the tax sharing agreement between Duke Energy Indiana and Cinergy prior to the merger.

The following details the components of income tax expense:

Income Tax Expense

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Current income taxes
Federal	$41	$51	$126
State	12	17	25

Total current income taxes(a)	53	68	151

Deferred income taxes
Federal	78	11	(30)
State	26	3	9

Total deferred income taxes	104	14	(21)

Investment tax credit amortization	(3)	(3)	(3)

Total income tax expense included in Consolidated Statements of Operations	$154	$79	$127

(a)	Included in the “Total current income taxes” line above is a FIN 48 benefit of approximately $16 million.

Reconciliation of Income Tax Expense at the US Federal Statutory Tax Rate to the Actual Tax Expense (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$135	$70	$114
State income tax, net of federal income tax effect	25	13	22
Depreciation and other PP&E related differences	(2)	(3)	(4)
ITC Amortization	(3)	(3)	(3)
Other items, net	(1)	2	(2)

Total income tax expense from continuing operations	$154	$79	$127

Effective tax rate	39.9%	39.5%	39.1%

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Net Deferred Income Tax Liability Components

	December 31,
	2007	2006
	(in millions)
Deferred credits and other liabilities	$77	$108
Other	12	22

Total deferred income tax assets	89	130

Investments and other assets	(52)	(27)
Accelerated depreciation rates	(690)	(669)
Regulatory assets and deferred debits	(122)	(105)

Total deferred income tax liabilities	(864)	(801)

Total net deferred income tax liabilities	$(775)	$(671)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Net Deferred Income Tax Liabilities

	December 31,
	2007	2006
	(in millions)
Current deferred tax assets, included in other current assets	$16	$18
Current deferred tax liabilities, included in other current liabilities	1	—
Non-current deferred tax liabilities	(792)	(689)

Total net deferred income tax liabilities	$(775)	$(671)

On January 1, 2007, Duke Energy Indiana adopted FIN 48. The following table shows the impacts of adoption of FIN 48 on Duke Energy Indiana’s Consolidated Balance Sheets.

Increase/(Decrease)
(in millions)
Liabilities
Other Liabilities (non-current)(a)	$49
Interest Accrued (current)	(11)
Deferred Income Taxes	(38)

Total(b)	$—

(a)	Includes liability for unrecognized tax benefits and accrued interest and penalties, including reserves against gain contingencies. These gain contingencies were not recorded prior to the adoption of FIN 48.
(b)	The adoption of FIN 48 resulted in the recognition of an immaterial after-tax cumulative effect to retained earnings, which reflects all adoption provisions of FIN 48, including those provisions related to unrecognized income tax benefits, including reserves against gain contingencies and interest expense and penalties.

Effective with the adoption of FIN 48 on January 1, 2007, Duke Energy Indiana recognized approximately $20 million of accrued interest payable, which reflects all interest related to income taxes, and no accrued penalties.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

The following table details the changes in Duke Energy Indiana’s unrecognized tax benefits from January 1, 2007 to December 31, 2007.

Increase/(Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2007	$47

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	$5
Gross decreases—tax positions in prior periods	(19)
Gross increases—current period tax positions	—
Settlements	(3)
Lapse of statute of limitations	—

Total Changes	$(17)

Unrecognized Tax Benefits—December 31, 2007	$30

At December 31, 2007, no portion of the total unrecognized tax benefits would, if recognized, affect the effective tax rate. It is reasonably possible that Duke Energy Indiana will reflect an approximate $25 million reduction in unrecognized tax benefits in the next twelve months due to expected settlements.

During the year ended December 31, 2007, Duke Energy Indiana recognized net interest income related to income taxes of approximately $8 million. At December 31, 2007, Duke Energy Indiana had approximately $8 million of interest payable, which reflects all interest related to income taxes, and no accrued penalties.

Duke Energy Indiana has the following tax years open:

Jurisdiction	Tax Years
Federal	2000 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

7. Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, which was adopted by Duke Energy Indiana on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of the time based on the time value of money until the obligation is settled. Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time. Additional depreciation expense is recorded prospectively for any increases to the carrying amount of the associated asset.

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

The pro forma effects of adopting FIN 47, including the impact on the balance sheet and net income are not presented due to the immaterial impact.

The asset retirement obligation is adjusted each period for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows.

Reconciliation of Asset Retirement Obligation Liability

	Years Ended December 31,
	2007	2006
	(in millions)
Balance as of January 1,	$12	$15
Accretion expense	1	1
Revisions in estimated cash flows	—	(4)

Balance as of December 31,	$13	$12

Upon adoption of SFAS No. 143, Duke Energy Indiana’s regulated electric operation classifies removal costs for property that does not have an associated legal retirement obligation as a regulatory liability, in accordance with regulatory treatment under SFAS No. 71. The total amount of removal costs included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was $464 million and $425 million as of December 31, 2007 and 2006, respectively.

8. Marketable Securities

Pursuant to an order by the IURC, Duke Energy Indiana invests in debt and equity securities that are held in a grantor trust for investments related to postretirement benefits other than pensions obligations. These investments are classified as available-for-sale under SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” and, therefore, are carried at estimated fair value based on quoted market prices. Since management does not intend to use these investments in current operations, these investments are classified as Other Investments and Other Assets.

As of December 31, 2007 and 2006, Duke Energy Indiana’s other long-term investments had a fair market value of $86 million and $83 million, respectively.

The cost of securities sold is determined using the specific identification method. During the years ended December 31, 2007, 2006 and 2005, Duke Energy Indiana purchased long-term investments of approximately $29 million, $36 million and $44 million, respectively, and received proceeds on sales of approximately $26 million, $33 million and $42 million, respectively.

The estimated fair values of other long-term investments classified as available-for-sale are as follows (in millions):

	As of December 31,
	2007			2006
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$10	$(1)	$56	$9	$—	$54
Municipal Bonds	—	(1)	29	—	(1)	28
Other	—	—	1	—	—	1
Total long-term investments	$10	$(2)	$86	$9	$(1)	$83

Debt securities held at December 31, 2007 mature as follows: $13 million in one to five years, $9 million in six to ten years and $7 million over 10 years.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

The fair values and gross unrealized losses of available-for-sale equity and debt securities in an unrealized loss position as of December 31, 2007 and 2006,, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows.

	As of December 31, 2007
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity securities	$6	$—	$(1)
Municipal Bonds	17	—	(1)

Total	$23	$—	$(2)

	As of December 31, 2006
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Municipal bonds	$22	$—	$(1)

Total	$22	$—	$(1)

9. Risk Management and Hedging Activities and Financial Instruments

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

Normal Purchases and Normal Sales Exception. Duke Energy Indiana has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133 and interpreted by Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity at fixed prices in future periods. These contracts, which relate primarily to the delivery of electricity over the next 25 years, are not recorded on the Consolidated Balance Sheets (see Note 1).

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Indiana to risk as a result of its issuance of variable and fixed rate debt. Duke Energy Indiana manages its interest rate exposure by limiting its variable-rate exposure to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Indiana also enters into interest rate swaps to manage and mitigate interest rate risk exposure. Duke Energy Indiana’s interest rate derivative instruments and related ineffectiveness were not material to its consolidated results of operations, cash flows or financial position in 2007, 2006, and 2005.

In June 2005, Duke Energy Indiana executed two forward starting swaps with a combined notional amount of $325 million. The forward starting swaps effectively fixed the benchmark interest rate of an anticipated issuance of fixed rate debt from June 2005 through June 2006, the expected date of issuance of the debt securities. Both forward starting swaps were designated as cash flow hedges under the provisions of SFAS No. 133. As the terms of these swap agreements mirrored the terms of the forecasted debt issuance, Duke Energy Indiana anticipated that they would be highly effective hedges. In June 2006, Duke Energy Indiana terminated these swaps at a value of approximately $26 million, when it issued $325 million 6.05% senior unsecured notes at Duke Energy Indiana. The gain on the hedge was accumulated on the Consolidated Balance Sheet in Accumulated Other Comprehensive Income (Loss) (AOCI) and will be

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

recognized as reclassifications from AOCI to offset interest expense over the life of the related debt. As of December 31, 2007, approximately $3 million of the gain on the hedge is expected to be recognized in earnings during the next twelve months.

Financial Instruments. The fair value of financial instruments, excluding derivatives discussed elsewhere in this Note, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2007 and 2006, are not necessarily indicative of the amounts Duke Energy Indiana could have realized in current markets.

Financial Instruments

	As of December 31,
	2007		2006
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt(a)	$2,146	$2,206	$2,408	$2,457
Long-term SFAS 115 securities	86	86	83	83

(a)	Includes current maturities.

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, accounts payable and notes payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

10. Intangibles

The carrying amount and accumulated amortization of intangible assets as of December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007	December 31, 2006
	(in millions)
Emission allowances	$57	$77
Gas, coal and power contracts	24	24

Total gross carrying amount	$81	$101

Accumulated amortization—gas, coal and power contracts	(6)	(4)

Total intangible assets, net	$75	$97

Carrying values of emission allowances sold or consumed during the years ended December 31, 2007, 2006 and 2005 were $94 million, $141 million and $141 million, respectively.

Amortization expense for gas, coal and power contracts for Duke Energy Indiana was $2 million for the year ended December 31, 2007 and immaterial for the years ended December 31, 2006 and 2005.

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2007. The expected amortization expense includes estimates of emission allowance consumption and estimates of consumption of commodities such as gas and coal under existing contracts. The amortization amounts discussed below are estimates. Actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances, additional intangible asset acquisitions and other events.

	2008	2009	2010	2011	2012
	(in millions)
Expected amortization expense	$34	$26	$1	$1	$1

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

11. Related Party Transactions

Duke Energy Indiana engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007	December 31, 2006
	(in millions)
Current assets(a)(d)	$5	$1
Current liabilities(b)(d)	$(157)	$(139)
Net deferred tax liabilities(c)(d)	$(612)	$(559)

(a)	Of the balance at December 31, 2007, approximately $1 million is classified as Receivables and $4 million is classified as Other current assets on the Consolidated Balance Sheets. The balance at December 31, 2006 is classified as Receivables on the Consolidated Balance Sheets.
(b)	The balance at December 31, 2007 is classified as Accounts payable on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($94) million is classified as Accounts payable and ($45) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(c)	Of the balance at December 31, 2007, approximately ($606) million is classified as Deferred income taxes, ($18) million is classified as Investment tax credit and approximately $12 million is classified as Other current assets on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($552) million is classified as Deferred income taxes, ($21) million is classified as Investment tax credit and approximately $14 million is classified as Other current assets on the Consolidated Balance Sheets.
(d)	Balances exclude assets or liabilities associated with accrued pension and other postretirement benefits, Cinergy Receivables and money pool arrangements as discussed below.

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

The expenses associated with corporate governance and other service costs for Duke Energy Indiana, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(in millions)
Corporate governance and other shared service expenses	$279	$309	$259

See Note 17 for detail on expense amounts allocated from Cinergy to Duke Energy Indiana related to Duke Energy Indiana’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and postretirement health care and insurance benefits. Additionally, Duke Energy Indiana has been allocated accrued pension and other postretirement benefit obligations from Cinergy of approximately $266 million at December 31, 2007 and approximately $448 million at December 31, 2006. These amounts have been classified in the Consolidated Balance Sheets as follows:

	December 31, 2007	December 31, 2006
	(in millions)
Other current liabilities	$3	$15
Accrued pension and other postretirement benefit costs	$256	$425
Other liabilities	$7	$8

Additionally, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Indiana as Receivables in the Consolidated Balance Sheets and was approximately $111 million and $78 million as of December 31, 2007 and December 31, 2006, respectively. See Note 12 for further discussion of the sales of accounts receivable.

During the second quarter of 2007 Duke Energy Indiana received a $24 million capital contribution from its parent, Cinergy.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Indiana participates in a money pool with Duke Energy and other Duke Energy subsidiaries. As of December 31, 2007 Duke Energy Indiana was in a payable position of $101 million classified within Notes payable in the accompanying Consolidated Balance Sheets. As of December 31, 2006 Duke Energy Indiana was in a receivable position of $120 million classified within Receivables in the accompanying Consolidated Balance Sheets. For the year ended December 31, 2007, the interest income, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations and interest expense, which is recorded in Interest Expense on the Consolidated Statements of Operations, associated with money pool activity for Duke Energy Indiana was $4 million and $2 million, respectively. For the year ended December 31, 2006, the interest income, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations and interest expense, which is recorded in Interest Expense on the Consolidated Statements of Operations, associated with money pool activity for Duke Energy Indiana was $1 million and $6 million, respectively. For the year ended December 31, 2005, interest expense associated with money pool activity, recorded in Interest Expense in the Consolidated Statement of Operations, was $5 million. See Note 14 for further discussion of the money pool arrangement.

12. Sales of Accounts Receivable

Accounts Receivable Securitization. Duke Energy Indiana sells certain of its accounts receivable and related collections through Cinergy Receivables, a bankruptcy remote, special purpose entity. Cinergy Receivables is a wholly-owned non-consolidated limited liability company of Cinergy. As a result of the securitization, Duke Energy Indiana sells, on a revolving basis, nearly all of its retail accounts receivable and related collections. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS No. 140).

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $111 million and $78 million at December 31, 2007 and 2006, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions, which is the source of the funding for the subordinated note. This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets at December 31, 2007 and 2006.

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

The key assumptions used in estimating the fair value are as follows:

	Years Ended December 31,
	2007	2006	2005
Anticipated credit loss rate	0.5%	0.5%	0.5%
Discount rate on expected cash flows	7.7%	7.4%	5.7%
Receivables turnover rate	10.5%	11.0%	11.2%

The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history.

Cinergy Receivables assumes the risk of collection on the purchased receivables without recourse to Duke Energy Indiana in the event of a loss. While no direct recourse to Duke Energy Indiana exists, it does have a risk of loss in the event collections are not sufficient to allow for full recovery of its retained interests.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the periods ending:

	As of or for the Years Ended December 31,
	2007	2006	2005
	(in millions)
Receivables sold as of period end	$200	$204
Less: Retained interests	111	78

Net receivables sold as of period end	$89	$126

Sales during period
Receivables sold	$2,120	$2,026	$1,783
Loss recognized on sale	26	25	18
Cash flows during period
Cash proceeds from sold receivables(a)	$2,061	$2,011	$1,750
Return received on retained interests	17	14	10

(a)	Cash flows from the sale of receivables are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

13. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2007	2006
	(Years)	(in millions)
Land	—	$78	$72
Plant—Regulated
Electric generation, distribution and transmission(a)	14 –100	7,193	6,670
Other buildings and improvements	40 – 60	95	95
Equipment	5 – 25	103	81
Construction in process	—	659	598
Other	5 – 26	142	139

Total property, plant and equipment		8,270	7,655
Total accumulated depreciation(b)		(2,735)	(2,568)

Total net property, plant and equipment		$5,535	$5,087

(a)	Includes capitalized leases: $48 million for 2007 and $40 million for 2006.
(b)	Includes accumulated amortization of capitalized leases: $6 million for 2007 and $5 million for 2006.

Capitalized interest, which includes the interest expense component of AFUDC, amounted to $12 million for 2007, $16 million for 2006, and $8 million for 2005.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

14. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2007	2006
			(in millions)
Unsecured debt	5.8%	2009 – 2035	$1,252	$1,518
First and refunding mortgage bonds	8.0%	2008 – 2032	293	293
Capital leases	5.2%	2008 – 2016	33	30
Money pool	5.4%		101	—
Other debt(a)	4.2%	2019 – 2040	576	576
Unamortized debt discount and premium, net			(8)	(9)

Total debt			2,247	2,408
Current maturities of long-term debt			(47)	(268)
Short-term notes payable			(101)	—

Total long-term debt			$2,099	$2,140

(a)	Includes $576 million of Duke Energy Indiana pollution control bonds as of December 31, 2007 and 2006. As of December 31, 2007 and 2006, $237 million was secured by first and refunding mortgage bonds and $105 million was secured by a letter of credit.

As of December 31, 2007 and 2006, approximately $186 million of pollution control bonds, which are short-term obligations by nature, were classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Indiana’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date gives Duke Energy Indiana the ability to refinance these short-term obligations on a long-term basis.

Unsecured Debt. In June 2006, Duke Energy Indiana issued $325 million principal amount of 6.05% senior unsecured notes due June 15, 2016. Proceeds from the issuance were used to repay $325 million of 6.65% First Mortgage Bonds that matured on June 15, 2006.

Money Pool. Duke Energy Indiana receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement, which allows Duke Energy Indiana to better manage its cash and working capital requirements. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. Prior to the merger, Duke Energy Indiana participated in a similar money pool arrangement with Cinergy and other Cinergy subsidiaries. As of December 31, 2007, Duke Energy Indiana was in a payable position of $101 million classified within Notes payable in the accompanying Consolidated Balance Sheets. As of December 31, 2006, Duke Energy Indiana was in a receivable position of $120 million classified within Receivables in the accompanying Consolidated Balance Sheets. The change in the money pool for the year ended December 31, 2007 is reflected as a $120 million cash inflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows and a $101 million cash inflow in Notes payable to affiliate, net within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. The change in the money pool for the year ended December 31, 2006 is reflected as a $120 million cash outflow in Notes due from affiliate, net within Net cash used in investing activities and a $250 million cash outflow in Notes payable to affiliate, net within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. The change in the money pool for the year ended December 31, 2005 is reflected as a $119 million cash inflow in Notes payable to affiliate, net within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows.

Floating Rate Debt. Other debt included approximately $526 million of floating-rate debt as of December 31, 2007 and 2006. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate (LIBOR) for debt denominated in U.S. dollars. As of December 31, 2007 and 2006, the weighted-average interest rate associated with floating-rate debt was approximately 4.2% and 3.9%, respectively.

As of December 31, 2007 and mid-March 2008, Duke Energy Indiana had approximately $340 million of auction rate pollution control bonds outstanding. While these debt instruments are long-term in nature and cannot be put back to Duke Energy Indiana prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. Beginning in February 2008, Duke Energy Indiana experienced failed auctions on a portion of these debt instruments. When failed auctions occur on a series of this debt,

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Indiana is required to pay the maximum auction rate as prescribed by the bond document. The maximum auction rate for the majority of the auction rate debt is 1.75 times one-month LIBOR. Payment of the failed-auction interest rates will continue until Duke Energy Indiana is able to either successfully remarket these instruments through the auction process or refund and refinance the existing debt through the issuance of an equivalent amount of tax exempt bonds. Duke Energy Indiana is currently pursuing a refunding and refinancing plan, which is subject to approval by applicable state or county financing authorities and utility regulators. However, even if Duke Energy Indiana is unable to successfully refund and refinance these debt instruments, the impact of paying higher interest rates on the outstanding auction rate debt is not expected to materially effect Duke Energy Indiana’s overall financial position, results of operations or cash flows. The weighted-average interest rate, associated with Duke Energy Indiana’s auction rate pollution control bonds, was 4.31% as of December 31, 2007 and 4.77% as of March 6, 2008.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2007

(in millions)
2008	$47
2009	228
2010	5
2011	12
2012	5
Thereafter	1,849

Total long-term debt (including current maturities)	$2,146

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

In March 2008, Duke Energy increased its capacity under its master credit facility by $550 million. As a result of this increase, the borrowing sub limit of Duke Energy Indiana increased by $300 million to $700 million.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facility.

Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy and Duke Energy Indiana to not exceed 65%. Duke Energy Indiana’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2007, Duke Energy and Duke Energy Indiana were in compliance with these covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Other Assets Pledged as Collateral. As of December 31, 2007, substantially all of Duke Energy Indiana’s electric plant in service is mortgaged under the indenture relating to Duke Energy Indiana.

Other Matters. In October 2007, Duke Energy filed a registration statement (Form S-3) with the SEC. Under this Form S-3, which is uncapped, Duke Energy and certain subsidiaries, including Duke Energy Indiana, may issue debt in the future at amounts, prices and with terms to be determined at the time of future offerings.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

15. Preferred Stock

In May 2006, Duke Energy Indiana redeemed all outstanding shares of its $3.7 million notional amount 3.5% Cumulative Preferred Stock, its $3.9 million notional amount 4.32% Cumulative Preferred Stock, and its $3.7 million notional amount 4.16% Cumulative Preferred Stock at par, plus accrued and unpaid dividends.

16. Commitments and Contingencies

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Duke Energy Indiana is still unable to estimate costs to comply with the EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

Clean Air Mercury Rule (CAMR) and Clean Air Interstate Rule (CAIR). The EPA finalized its CAMR and CAIR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program beginning 2010. The CAIR limits total annual and summertime nitrogen oxides (NOX) emissions and annual sulfur dioxide (SO2) emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOX and in 2010 for SO2. Phase 2 begins in 2015 for both NOX and SO2.

Duke Energy Indiana currently estimates that it will spend approximately $150 million between 2008 and 2012 to comply with Phase 1 of CAIR and approximately $200 million for CAIR Phase 2 compliance costs over the period 2008-2017. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of CAIR/CAMR in Indiana. Duke Energy Indiana believes all costs determined to be prudently incurred to comply with such rules will be recovered through rates approved by the IURC.

On February 8, 2008 the U.S. Court of Appeals for the District of Columbia issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. The decision creates uncertainty regarding future mercury emission reduction requirements and their timing. Barring reversal of the decision if appealed, there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants while EPA conducts a new rulemaking. Duke Energy Indiana is unable to estimate the costs to comply with a new EPA rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

Coal Combustion Product (CCP) Management. Duke Energy Indiana currently estimates that it will spend approximately $95 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $10 million and $12 million as of December 31, 2007 and December 31, 2006, respectively. These accruals represent Duke Energy Indiana’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy Indiana believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOX and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and unspecified civil penalties in amounts of up to $27,500 per day for each violation. A number of Duke Energy Indiana’s plants have been subject to these allegations. Duke Energy Indiana asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In November 1999, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Duke Energy Indiana alleging violations of the CAA at Duke Energy Indiana’s Cayuga, Gallagher, Wabash River, and Gibson Stations. The lawsuit alleges that Duke Energy Indiana violated the CAA by not obtaining Prevention of Significant Deterioration, Non-Attainment New Source Review and Indiana’s State Implementation Plan permits for 13 projects undertaken at those plants. Three northeast states and two environmental groups have intervened in the case. In June 2007, the trial court ruled, as a matter of law, that 5 of the 13 projects do not qualify for the “routine” exception in the regulations. The court ruled further that the defendants had “fair notice” of EPA’s interpretation of the applicable regulations. The defendants filed motions for reconsideration; which were denied. A jury trial has been set to commence on May 5, 2008.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with these matters. Ultimate resolution of this matter, even in settlement, could have a material adverse effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position. However, Duke Energy Indiana will pursue appropriate regulatory treatment for any costs incurred in connection with such resolution.

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

In April 1998, Duke Energy Indiana filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers. Duke Energy Indiana sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against Duke Energy Indiana and compensate Duke Energy Indiana for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites; or (2) pay Duke Energy Indiana’s cost of defense. Duke Energy Indiana settled, in principle, its claims with all but one of the insurance carriers in January 2005 prior to commencement of the trial. With respect to the lone insurance carrier, a jury returned a verdict against Duke Energy Indiana in February 2005 on 6 of the 23 sites. Duke Energy Indiana appealed this decision, which was affirmed by the Indiana Court of Appeals. On September 26, 2006, the Indiana Supreme Court denied Duke Energy Indiana’s Petition for Transfer ending the appeal. Based on the rulings of the Court of Appeals, further litigation based on the other sites against the lone remaining carrier is unlikely to achieve a different result.

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

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. In October 2006, Cinergy was served with this lawsuit. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their notice of appeal to the Fifth Circuit Court of Appeals. Briefing is ongoing in the Fifth Circuit. It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Indiana has also been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Indiana’s consolidated results of operations, cash flows, or financial position of these cases to date has not been material. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana’s generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Indiana estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

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

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of December 31, 2007 and December 31, 2006, Duke Energy Indiana has recorded immaterial reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Indiana enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Operating and Capital Lease Commitments

Duke Energy Indiana leases assets in several areas of its operations. Consolidated rental expense for operating leases was $35 million in 2007, $24 million in 2006 and $27 million in 2005, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Capitalized lease obligations are classified as debt on the Consolidated Balance Sheets (see Note 14). Amortization of capital lease assets is included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2007:

	Operating Leases	Capital Leases
	(in millions)
2008	$14	$6
2009	12	5
2010	10	4
2011	9	4
2012	7	4
Thereafter	30	10

Total future minimum lease payments	$82	$33

17. Employee Benefit Obligations

Cinergy Retirement Plans. Duke Energy Indiana participates in qualified and non-qualified defined benefit pension plans as well as other post-retirement benefit plans sponsored by Cinergy. Cinergy allocates pension and other post-retirement obligations and costs related to these plans to Duke Energy Indiana.

Upon consummation of the merger with Duke Energy, Cinergy’s benefit plan obligations were remeasured. While push-down accounting did not apply to Duke Energy Indiana, GAAP requires the most recent measurement of plan obligations be used if remeasurement has occurred. Accordingly, Cinergy updated the assumptions used to determine their accrued benefit obligations and prospective net periodic benefit/post-retirement costs to be allocated to Duke Energy Indiana. As a result, the discount rate used to determine net periodic benefit cost to be allocated to Duke Energy Indiana by Cinergy changed from 5.50% to 6.00% in 2006.

Cinergy adopted the funded status recognition and disclosure provisions of SFAS No. 158 effective December 31, 2006. Cinergy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. Previously, Cinergy used a September 30 measurement date for its defined benefit and other post-retirement plans. The adoption of SFAS No. 158 did not have a material impact on Duke Energy Indiana’s results of operations or cash flows. See Note 1 for additional information related to Cinergy’s adoption of SFAS No. 158.

Qualified Pension Plans

Cinergy’s qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which varies with age and years of service) of current eligible earnings and current interest credits. Certain legacy Cinergy U.S. employees are covered under plans that use a final average earnings formula. Under a final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of the their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years.

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the retirement plan is 11 years. Cinergy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years.

Duke Energy Indiana’s qualified pension plan pre-tax net periodic pension benefit costs as allocated by Cinergy were as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Qualified Pension Benefits	$20	$23	$11

The fair value of Cinergy’s plan assets was approximately $1,701 million as of December 31, 2007 and approximately $1,302 million as of September 30, 2006. The projected benefit obligation for the plans was approximately $1,941 million as of December 31, 2007 and approximately $1,976 million as of September 30, 2006. The accumulated benefit obligation for the plans was approximately $1,753 million as of December 31, 2007 and approximately $1,688 million at September 30, 2006. The accrued qualified pension liability as allocated by Cinergy to Duke Energy Indiana and recognized in Accrued pension and other postretirement benefit costs within the Consolidated Balance Sheets at December 31, 2007 and 2006 was approximately $73 million and approximately $187 million, respectively. Regulatory assets, as allocated by Cinergy to Duke Energy Indiana, and recognized in Regulatory Assets and Deferred Debits within the Balance Sheets was approximately $90 million and $135 million as of December 31, 2007 and 2006, respectively.

Duke Energy made qualified pension benefit contributions of approximately $350 million, $124 million and $102 million to the legacy Cinergy qualified pension benefit plans, of which approximately $92 million, $24 million and $21 million represent contributions made by Duke Energy Indiana for the years ended December 31, 2007, 2006 and 2005, respectively.

Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2007	2006	2005
	(percentages)
Benefit Obligations
Discount rate	6.00	5.75	5.75
Salary increase	5.00	5.00	4.00
Net Periodic Benefit Cost
Discount rate(a)	5.75	5.50-6.00	5.75
Salary increase	5.00	5.00	4.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

(a)	Upon consummation of the merger with Duke Energy, all other pension obligations were remeasured. Cinergy updated the assumptions used to determine their pension obligations and prospective net periodic benefit cost to be allocated to Duke Energy Indiana. As a result, the discount rate used to determine net periodic benefit cost to be allocated to Duke Energy Indiana by Cinergy changed from 5.50% to 6.00% in 2006.

Non-Qualified Pension Plans

In addition, Cinergy also maintains, and Duke Energy Indiana participates in, non-qualified, non-contributory defined benefit retirement plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of active employees covered by the non-qualified retirement plans is 11 years. There are no plan assets. The projected benefit obligation for the plans was approximately $105 million as of December 31, 2007 and approximately $114 million as of September 30, 2006. The accumulated benefit obligation for the plans was approximately $102 million as of December 31, 2007 and approximately $109 million at September 30, 2006. The accrued non-qualified pension liability as allocated by Cinergy to Duke Energy Indiana and recognized in Accrued pension and other postretirement benefit costs within the Consolidated Balance Sheets at December 31, 2007 and 2006 was approximately $5 million, and as recognized in Other Current Liabilities within the Consolidated Balance Sheet at December 31, 2007 and 2006 was approximately $1 million. Regulatory assets, as allocated by Cinergy to Duke Energy Indiana, and recognized in Regulatory Assets and Deferred Debits within the Balance Sheets was approximately $3 million and $4 million as of December 31, 2007 and 2006, respectively. Net periodic pension expense included in income from continuing operations, as allocated by Cinergy, was approximately $1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Non-Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2007	2006	2005
	(percentages)
Benefit Obligations
Discount rate	6.00	5.75	5.75
Salary increase	5.00	5.00	4.00
Net Periodic Benefit Cost
Discount rate(a)	5.75	5.50-6.00	5.75
Salary increase	5.00	5.00	4.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

(a)	Upon consummation of the merger with Duke Energy, all other pension obligations were remeasured. Cinergy updated the assumptions used to determine their pension obligations and prospective net periodic benefit cost to be allocated to Duke Energy Indiana. As a result, the discount rate used to determine net periodic benefit cost to be allocated to Duke Energy Indiana by Cinergy changed from 5.50% to 6.00% in 2006.

Other Post-Retirement Benefit Plans

Duke Energy Indiana participates in other postretirement benefit plans sponsored by Cinergy. Cinergy provides certain health care and life insurance benefits to retired United States employees and their eligible dependents on a contributory and non-contributory basis. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments. These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over approximately 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 12 years.

Duke Energy Indiana’s other post-retirement benefit costs as allocated by Cinergy were as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Other Post-Retirement Benefits	$21	$22	$15

The fair value of Cinergy’s other post-retirement benefit plans assets was approximately $32 million as of December 31, 2007 and zero as of September 30, 2006. The accumulated other post-retirement benefit obligation for the plans was approximately $464 million as of December 31, 2007 and $497 million as of September 30, 2006. The accrued other post-retirement liability as allocated by Cinergy to Duke Energy Indiana and recognized in Accrued pension and other postretirement benefit costs within the Consolidated Balance Sheets at December 31, 2007 and 2006 was $178 million and $233 million, respectively and as recognized in Other Current Liabilities within the Consolidated Balance Sheet at December 31, 2006 was $14 million. An immaterial amount was recognized in Other Current Liabilities at December 31, 2007. Regulatory assets, as allocated by Cinergy to Duke Energy Indiana, and recognized in Regulatory Assets and Deferred Debits within the Balance Sheets was approximately $72 million and $137 million as of December 31, 2007 and 2006, respectively.

Duke Energy made other postretirement plan contributions during 2007 of approximately $32 million to the legacy Cinergy other postretirement plans, of which approximately $14 million represents contribution made by Duke Energy Indiana. No amounts were contributed to the legacy Cinergy other postretirement plans in 2006 or 2005.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Assumptions Used in Cinergy’s Other Post-retirement Benefits Accounting

	2007	2006	2005
	(percentages)
Benefit Obligations
Discount rate	6.00	5.75	5.50
Net Periodic Benefit Cost
Discount rate(a)	5.75	5.50-6.00	5.50
Expected long-term rate of return on plan assets	5.53-8.50	N/A	N/A

(a)	Upon consummation of the merger with Duke Energy, all other post-retirement obligations were remeasured. Cinergy updated the assumptions used to determine their other post-retirement obligations and prospective net periodic other post-retirement benefit cost to be allocated to Duke Energy Indiana. As a result, the discount rate used to determine net periodic other post-retirement benefit cost to be allocated to Duke Energy Indiana by Cinergy changed from 5.50% to 6.00% in 2006.

Assumed Health Care Cost Trend Rates

	Medicare Trend Rate		Prescription Drug Trend Rate
	2007	2006	2007	2006
Health care cost trend rate assumed for next year	8.00%	8.50%	12.50%	13.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	4.75%	5.00%	4.75%
Year that the rate reaches the ultimate trend rate	2013	2013	2022	2022

18. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years ended December 31,
	2007	2006	2005
	(in millions)
Income/(Expense)
Interest income	$25	$27	$18
AFUDC equity and Post-in-service carrying costs	18	17	7
Other	2	2	(3)

Total	$45	$46	$22

19. Subsequent Events

For information on subsequent events related to regulatory matters, debt and credit facilities, and commitments and contingencies, see Notes 4, 14 and 16, respectively.

20. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions)
2007
Operating revenues	$495	$548	$634	$546	$2,223
Operating income	124	88	132	106	450
Net income	69	47	71	45	232
2006
Operating revenues	$486	$551	$572	$498	$2,107
Operating income	59	36	113	68	276
Net income	19	12	63	27	121

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

During the first quarter 2007, Duke Energy Indiana recorded the following unusual or infrequently occurring item: a temporary rate reduction of approximately a $12 million due to merger approval obtained from IURC related to the merger between Duke Energy and Cinergy.

During the second quarter 2007, Duke Energy Indiana recorded the following unusual or infrequently occurring items: a temporary rate reduction of approximately a $1 million due to merger approval obtained from IURC related to the merger between Duke Energy and Cinergy.

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

PART II

DUKE ENERGY INDIANA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
December 31, 2007:
Injuries and damages	$4	$5	$—	$5	$4
Allowance for doubtful accounts	1	—	—	—	1
Other(b)	35	1	—	26	10

	$40	$6	$—	$31	$15

December 31, 2006:
Injuries and damages	$6	$1	$—	$3	$4
Allowance for doubtful accounts	—	1	1	1	1
Other(c)	25	12	—	2	35

	$31	$14	$1	$6	$40

December 31, 2005:
Injuries and damages	$5	$2	$—	$1	$6
Allowance for doubtful accounts	—	—	—	—	—
Other(c)	20	12	—	7	25

	$25	$14	$—	$8	$31

(a)	Principally reserve reversals and cash payments. For 2007, this also includes the impacts from the adoption of FIN 48.
(b)	Principally environmental reserves included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(c)	Principally environmental, tax contingencies and other reserves, included in Taxes accrued and Interest accrued within Current Liabilities or Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The valuation and reserve amounts as of December 31, 2007 do not include unrecognized tax benefits amounts or deferred tax asset valuation allowance amounts.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2007 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Duke Energy Indiana’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Duke Energy Indiana’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of Deloitte & Touche LLP, Duke Energy Indiana’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Deloitte & Touche LLP pursuant to temporary rules of the SEC that permit Duke Energy Indiana to provide only management’s report in this annual report.

PART III

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) for Duke Energy Indiana for the years ended December 31, 2007 and 2006:

Type of Fees	FY 2007	FY 2006
	(In millions)
Audit Fees(a)	$0.9	$1.2
Audit-Related Fees(b)	0.1	0.2
Tax Fees(c)	—	—

Total Fees:	$1.0	$1.4

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Duke Energy Indiana’s consolidated financial statements included in Duke Energy Indiana’s annual report on Form 10-K and review of financial statements included in Duke Energy Indiana’s quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions.
(b)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of Duke Energy Indiana’s financial statements, including assistance with acquisitions and divestitures and internal control reviews.
(c)	Tax Fees are fees billed by Deloitte for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy Indiana that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the SEC’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2007 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to its pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income for the Years ended

December 31, 2007, 2006 and 2005

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 20 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended

December 31, 2007, 2006 and 2005

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

Date: March 19, 2008

DUKE ENERGY INDIANA, INC. (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS

James E. Rogers

Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ DAVID L. HAUSER

David L. Hauser

Group Executive and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG

Steven K. Young

Senior Vice President and Controller (Principal Accounting Officer)

(iv)	Directors

/s/ KAY	E. PASHOS

Kay E. Pashos

/s/ JIM	L. STANLEY

Jim L. Stanley

/s/ JAMES	L. TURNER

James L. Turner

Date: March 19, 2008

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

September 30, 2002, File No. 1-3543).

PART IV

Exhibit Number

4.1.13	Fifty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2003, File No. 1-3543).

4.1.14	Fifty-Sixth Supplemental Indenture dated as of December 1, 2004, between PSI and LaSalle Bank National Association, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 2004, File No. 1-3543).

4.2	Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).

4.2.1	First Supplemental Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).

4.2.2	Third Supplemental Indenture dated as of March 15, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1997, File No. 1-3543).

4.2.3	Fourth Supplemental Indenture dated as of August 5, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1998, File No. 1-3543).

4.2.4	Fifth Supplemental Indenture dated as of December 15, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1998, File No. 1-3543).

4.2.5	Sixth Supplemental Indenture dated as of April 30, 1999, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 1999, File No. 1-3543).

4.2.6	Seventh Supplemental Indenture dated as of October 20, 1999, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1999, File No. 1-3543).

4.2.7	Eighth Supplemental Indenture dated as of September 23, 2003, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2003, File No. 1-3543).

4.2.8	Tenth Supplemental Indenture dated as of June 9, 2006, between PSI Energy, Inc. and The Bank of New York Trust Company, N.A. (successor trustee to Fifth Third Bank), as Trustee (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on June 15, 2006, File No. 1-3543).

4.3	Twenty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated September 1, 1978 (filed with the registration statement of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), File No. 2-62543).

4.3.1	Thirty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 30, 1984 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1984, File No. 1-3543).

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

December 31, 1992, filed on July 15, 1993, File No. 1-3543).

PART IV

Exhibit Number
4.6	Loan Agreement between PSI and the City of Princeton, Indiana dated as of November 7, 1996 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

4.7	Loan Agreement between PSI and the City of Princeton, Indiana dated as of February 1, 1997 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).

4.8	Unsecured Promissory Note dated October 14, 1998, between PSI and the Rural Utilities Service (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1998, File No. 1-3543).

4.9	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of July 15, 1998 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1998, File No. 1-3543).

4.10	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of May 1, 2000 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 2000, File No. 1-3543).

4.11	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002 File No. 1-3543).

4.12	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002, File No. 1-3543).

4.13	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of February 15, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).

4.14	6.302% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).

4.15	6.403% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).

4.16	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004B (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on December 9, 2004, File No. 1-3543).

4.17	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004C (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on December 9, 2004, File No. 1-3543).

10.1	Employment Agreement dated February 4, 2004, among Cinergy Corp., CG&E, and PSI, and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.2	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.2.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.3	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Donald B. Ingle, Jr. (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.4	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

PART IV

Exhibit Number
10.4.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.4.2	Form of amendment to employment agreement, adopted and effective December 14, 2005, between Services and each of Michael J. Cyrus and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.5	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.5.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.6	Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI and Marc E. Manly (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.6.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI, and Marc E. Manly (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.7	Deferred Compensation Agreement, effective as of January 1, 1992, between PSI and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.8	Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between PSI and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.8.1	First Amendment to Split Dollar Life Insurance Agreement between PSI and James E. Rogers dated December 11, 1992 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.9	Asset Purchase Agreement by and among Cinergy Capital & Trading, Inc. (Capital & Trading), CinCap Madison, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.10	Asset Purchase Agreement by and among Capital & Trading., CinCap VII, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.11	Asset Purchase Agreement by and among PSI and CG&E and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.12	Underwriting Agreement in connection with PSI issuance and sale of $350,000,000 aggregate principal amount of its 6.12% Debentures due 2035 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.13	$2,000,000,000 Amended and Restated Credit Agreement among the registrant, such subsidiaries, the banks listed therein, Barclays Bank PLC, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

PART IV

Exhibit Number
10.13.1	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Indiana, Inc., July 5, 2007, File No. 1-3543, as Exhibit 10.1).

10.14	Asset Purchase Agreement by and between Duke Energy Indiana, Inc., as Seller, and Wabash Valley Power Association, Inc., as Buyer, Dated as of December 1, 2006 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

*12	Computation of Ratio of Earnings to Fixed Charges.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.