Form 10-Q
period 2008-03-31
Duke Energy Indiana, Inc.
filed 2008-05-15
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 Or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

MARCH 31, 2008

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

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Indiana for Cinergy’s defined benefit pension plans;
•	The level of credit worthiness of counterparties to Duke Energy Indiana’s transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for Duke Energy Indiana’s business unit, including the timing and success of efforts to develop domestic power and other projects; and
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended March 31,
	2008	2007
Operating Revenues - Regulated Electric	$617	$495

Operating Expenses
Fuel used in electric generation and purchased power	246	150
Operation, maintenance and other	133	130
Depreciation and amortization	88	75
Property and other taxes	19	16
Total operating expenses	486	371
Gains on Sales of Other Assets and Other, net	3	—
Operating Income	134	124
Other Income and Expenses, net	18	12
Interest Expense	30	26
Income Before Income Taxes	122	110
Income Tax Expense	44	41
Net Income	$78	$69

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLI DATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$12	$12
Receivables (net of allowance for doubtful accounts of $1 at March 31, 2008 and December 31, 2007)	238	222
Inventory	134	138
Assets held for sale	—	2
Other	84	43
Total current assets	468	417
Investments and Other Assets
Restricted funds held in trust	3	10
Intangibles, net	71	75
Assets held for sale	—	115
Other	118	116
Total investments and other assets	192	316
Property, Plant and Equipment
Cost	8,412	8,270
Less accumulated depreciation and amortization	2,783	2,735
Net property, plant and equipment	5,629	5,535
Regulatory Assets and Deferred Debits
Deferred debt expense	41	42
Regulatory assets related to income taxes	58	54
Other	454	468
Total regulatory assets and deferred debits	553	564
Total Assets	$6,842	$6,832

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per share amounts)

	March 31, 2008	December 31, 2007
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$283	$364
Notes payable	161	101
Taxes accrued	162	58
Interest accrued	33	34
Current maturities of long-term debt	145	47
Liabilities associated with assets held for sale	—	114
Other	70	71
Total current liabilities	854	789
Long-term Debt	1,999	2,099
Deferred Credits and Other Liabilities
Deferred income taxes	756	792
Investment tax credits	17	18
Accrued pension and other post-retirement benefit costs	258	256
Asset retirement obligations	13	13
Liabilities associated with assets held for sale	—	3
Other	527	519
Total deferred credits and other liabilities	1,571	1,601
Commitments and Contingencies
Common Stockholder’s Equity
Common stock, no par; $.01 stated value; 60,000,000 shares authorized and 53,913,701 shares outstanding at March 31, 2008 and December 31, 2007	1	1
Additional paid-in capital	868	868
Retained earnings	1,534	1,456
Accumulated other comprehensive income	15	18
Total common stockholder’s equity	2,418	2,343
Total Liabilities and Common Stockholder’s Equity	$6,842	$6,832

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONS OLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	75
Gains on sales of other assets and other, net	(3)	—
Deferred income taxes and investment tax credit amortization	(39)	20
Regulatory asset/liability amortization	5	10
Accrued pension and other post-retirement benefit costs	7	12
(Increase) decrease in:
Receivables	5	(37)
Inventory	4	7
Other current assets	(45)	35
Increase (decrease) in:
Accounts payable	(21)	68
Taxes accrued	103	(44)
Other current liabilities	(4)	(12)
Regulatory asset/liability deferrals	(15)	(49)
Other assets	(8)	22
Other liabilities	(3)	(38)
Net cash provided by operating activities	152	138
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(219)	(142)
Purchases of available-for-sale securities	—	(5)
Proceeds from sales and maturities of available-for-sale securities	—	5
Purchases of emission allowances	(8)	(29)
Sales of emission allowances	5	2
Notes due from affiliate, net	—	(1)
Proceeds from the sales of other assets and other, net	5	—
Change in restricted funds held in trust	8	34
Other	(2)	—
Net cash used in investing activities	(211)	(136)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of long-term debt	(1)	(1)
Notes payable to affiliate, net	60	—
Net cash provided by (used in) financing activities	59	(1)
Net increase in cash and cash equivalents	—	1
Cash and cash equivalents at beginning of period	12	7
Cash and cash equivalents at end of period	$12	$8

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$46	$28

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDAT ED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2006	$1	$844	$1,226	$15	$6	$2,092
Net income and total comprehensive income	—	—	69	—	—	69
Adoption of SFAS No. 158—measurement date provision	—	—	(6)	—	—	(6)
Balance at March 31, 2007	$1	$844	$1,289	$15	$6	$2,155

Balance at December 31, 2007	$1	$868	$1,456	$12	$6	$2,343
Net income	—	—	78	—	—	78
Other comprehensive income, net of tax benefit of $2
Unrealized loss on investment trusts	—	—	—	—	(3)	(3)

Total comprehensive income						75
Balance at March 31, 2008	$1	$868	$1,534	$12	$3	$2,418

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Indiana, Inc. (Duke Energy Indiana), an Indiana corporation organized in 1942, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Indiana is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Indiana and subsidiary. These Consolidated Financial Statements also reflect Duke Energy Indiana’s proportionate share of certain generation and transmission facilities.

These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for annual financial statements. Because the interim Consolidated Financial Statements and Notes do not include all of the information and footnotes required by GAAP for annual financial statements, the Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Indiana’s Form 10-K for the year ended December 31, 2007.

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

Use of Estimates. To conform with GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt hour for all customer classes to the number of estimated kilowatt hours delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage pattern and customer mix. The receivables for unbilled revenues ($82 million and $85 million at March 31, 2008 and December 31, 2007, respectively) are included in the sales of accounts receivable to Cinergy Receivables Company, LLC (Cinergy Receivables), an unconsolidated entity formed by Cinergy.

Other. As of March 31, 2008 and December 31, 2007, approximately $477 million and $467 million, respectively, of regulatory liabilities were included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. At March 31, 2008 and December 31, 2007, these balances exceeded 5% of total liabilities. As of March 31, 2008, approximately $30 million of cash collateral was included in Other within Current Assets on the Consolidated Balance Sheets. At March 31, 2008, this balance exceeded 5% of total current assets.

2. Business Segment

Duke Energy Indiana has one business unit, Franchised Electric, which is considered a reportable business segment under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Franchised Electric plans, constructs, operates and maintains Duke Energy Indiana’s generation, transmission and distribution systems and delivers electric energy to consumers. Duke Energy Indiana’s chief operating decision maker regularly reviews financial information about the business unit in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy Indiana’s defined business segment.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

The remainder of Duke Energy Indiana’s operations are presented as Other. While it is not considered a business segment, Other primarily includes certain allocated governance costs (see Note 8).

Accounting policies for Duke Energy Indiana’s segment are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2007. Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT).

On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes. Cash, cash equivalents, and investments in marketable securities are managed centrally by Duke Energy, so the interest and dividend income on those balances are excluded from the segment’s EBIT.

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended March 31, 2008
Franchised Electric	$617	$159	$88
Total reportable segment	617	159	88
Other	—	(13)	—
Interest expense	—	(30)	—
Interest income and other	—	6	—
Total consolidated	$617	$122	$88

Three Months Ended March 31, 2007
Franchised Electric	$495	$141	$75
Total reportable segment	495	141	75
Other	—	(13)	—
Interest expense	—	(26)	—
Interest income and other	—	8	—
Total consolidated	$495	$110	$75

(a)	There were no intersegment revenues for the three months ended March 31, 2008 and 2007.

Segment Assets

At March 31, 2008 and December 31, 2007, all of Duke Energy Indiana’s assets are related to its only reportable segment, Franchised Electric.

3. Assets Held for Sale and Dispositions

In December 2006, Duke Energy Indiana agreed to sell one unit of its Wabash River Power Station (Unit 1) to the Wabash Valley Power Association. The sale was approved by the Indiana Utility Regulatory Commission (IURC), the Federal Energy Regulatory Commission (FERC), the Federal Trade Commission and the Department of Justice during 2007. On December 31, 2007, Duke Energy Indiana received proceeds of approximately $114 million, which was equivalent to the net book value of Wabash River Power Station (Unit 1) at the time of the sale. However, pursuant to the terms of the purchase and sale agreement, the effective date of the sale was January 1, 2008, the assets of Wabash River Power Station (Unit 1) were reflected as Assets Held for Sale within Current Assets and also within Investments and Other Assets on the Consolidated Balance Sheets at December 31, 2007 and a corresponding liability equal to the cash received was reflected as Liabilities Associated with Assets Held for Sale within Current Liabilities on the Consolidated Balance Sheets at December 31, 2007. Because the sales price was equal to the net book value of Wabash River Power Station (Unit 1) at the transaction date, no gain or loss was recognized on the sale. The sale was completed on January 1, 2008.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

For the three months ended March 31, 2008, the sale of other assets resulted in approximately $5 million in proceeds and net pre-tax gains of $3 million recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. This amount is related to two sales of structures and land.

4. Inventory

Inventory consists primarily of coal for use in electric generation and materials and supplies. Inventory is recorded primarily using the average cost method.

	March 31, 2008	December 31, 2007
	(in millions)
Fuel for use in electric generation	$76	$80
Materials and supplies	58	58

Total Inventory	$134	$138

5. Debt and Credit Facilities

Duke Energy Indiana receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement, which allows Duke Energy Indiana to better manage its cash and working capital requirements. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. As of March 31, 2008 and December 31, 2007, Duke Energy Indiana was in a payable position of $161 million and $101 million, respectively, classified within Notes payable in the accompanying Consolidated Balance Sheets. During the three months ended March 31, 2008, the $60 million change in the money pool is reflected as a cash inflow in Notes payable to affiliate, net within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. During the three months ended March 31, 2007, the $1 million change in the money pool is reflected as a cash outflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows.

Available Credit Facilities and Restrictive Debt Covenants. In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. Pursuant to the amendment, the additional credit capacity of $550 million specifically increased the borrowing sub limit for Duke Energy Indiana by $300 million to $700 million. In May 2008, Duke Energy reallocated the borrowing sub limits under the master credit facility and reduced Duke Energy Indiana’s borrowing sub limit by $50 million to $650 million.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facility.

Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy and Duke Energy Indiana to not exceed 65%. Duke Energy Indiana’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2008, Duke Energy and Duke Energy Indiana were in compliance with these covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

As of March 31, 2008 and December 31, 2007, approximately $186 million of certain pollution control bonds, which are short-term obligations by nature, are classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Indiana’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Indiana the ability to refinance these short-term obligations on a long-term basis.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

6. Employee Benefit Obligations

Duke Energy Indiana participates in pension and other post-retirement benefit plans sponsored by Cinergy. Duke Energy Indiana’s net periodic benefit costs as allocated by Cinergy were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(in millions)
Qualified Pension Benefits	$3	$6
Other Post-retirement	$4	$6

Duke Energy’s policy is to fund amounts for its U.S. qualified pension retirement plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not make contributions to the legacy Cinergy qualified and non-qualified pension plans during the three months ended March 31, 2008 or 2007. Duke Energy does not anticipate making contributions to its legacy Cinergy qualified and non-qualified pension plans during 2008. Duke Energy also sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy Indiana expensed pre-tax employer matching contributions of approximately $1 million for each of the three months ended March 31, 2008 and 2007, respectively.

7. Intangibles

The carrying amount and accumulated amortization of intangible assets as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Emission allowances	$53	$57
Gas, coal and power contracts	24	24

Total gross carrying amount	77	81
Accumulated amortization—gas, coal and power contracts	(6)	(6)

Total intangible assets, net	$71	$75

Emission allowances in the table above include emission allowances purchased by Duke Energy Indiana and certain zero cost emission allowances allocated to Duke Energy Indiana on an annual basis. Emission allowances sold or consumed during the three months ended March 31, 2008 and 2007 were $12 million and $24 million, respectively. Amortization expense for gas, coal and power contracts and other intangible assets for the three months ended March 31, 2008 and 2007 was immaterial.

8. Related Party Transactions

Duke Energy Indiana engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Current assets due from affiliated companies(a)(d)	$7	$5
Current liabilities due to affiliated companies (b)(d)	$(175)	$(157)
Net deferred tax liabilities to Duke Energy(c)(d)	$(578)	$(612)

(a)	Of the balance at March 31, 2008, approximately $1 million is classified as Receivables and $6 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $1 million is classified as Receivables and $4 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(b)	Of the balance at March 31, 2008, approximately ($109) million is classified as Accounts payable and ($66) million is classified as Taxes accrued on the Consolidated Balance Sheets. The balance at December 31, 2007 is classified as Accounts payable on the Consolidated Balance Sheets.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

(c)	Of the balance at March 31, 2008, approximately ($575) million is classified as Deferred income taxes, ($17) million is classified as Investment tax credits and approximately $14 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately ($606) million is classified as Deferred income taxes, ($18) million is classified as Investment tax credits and approximately $12 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(d)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.

Duke Energy Indiana is allocated its proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy and a consolidated affiliate of Cinergy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other third party costs. The expenses associated with certain allocated corporate governance and other service costs for Duke Energy Indiana, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations were $69 million and $61 million for the three months ended March 31, 2008 and 2007, respectively.

See Note 6 for detail on expense amounts allocated from Cinergy to Duke Energy Indiana related to Duke Energy Indiana’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and post-retirement health care and insurance benefits. Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations from Cinergy of approximately $268 million at March 31, 2008 and $266 million at December 31, 2007. These amounts have been classified in the Consolidated Balance Sheets as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Other current liabilities	$3	$3
Accrued pension and other post-retirement benefit costs	$258	$256
Other deferred credits and other liabilities	$7	$7

Additionally, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Indiana as Receivables in the Consolidated Balance Sheets and was approximately $107 million and $111 million as of March 31, 2008 and December 31, 2007, respectively. The interest income associated with Cinergy Receivables for Duke Energy Indiana, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $5 million and $4 million for the three months ended March 31, 2008 and 2007, respectively.

Duke Energy Indiana participates in a money pool with Duke Energy and other Duke Energy subsidiaries. As of March 31, 2008 and December 31, 2007 Duke Energy Indiana was in a payable position of $161 million and $101 million, respectively, classified within Notes payable in the Consolidated Balance Sheets. For the three months ended March 31, 2008, interest expense associated with money pool activity, recorded in Interest Expense in the Consolidated Statement of Operations, was $2 million. For the three months ended March 31, 2007, the interest income, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, associated with money pool activity for Duke Energy Indiana was $2 million. See Note 5 for further discussion of the money pool arrangement.

9. Regulatory Matters

Regulatory Merger Approvals. On April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). While the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to certain conditions. Key elements of these conditions include:

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc., (CAC) an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with the terms of the North Carolina Utilities Commission’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of April 30, 2007, Duke Energy Indiana had completed its merger related reductions and filed a

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

notice with the IURC to terminate the merger credit rider. Approximately $12 of the rate reduction was passed through to customers during the three months ended March 31, 2007.
•	The FERC approved the merger without conditions.

Rate Related Information. The IURC approves rates for retail electric sales within Indiana. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

Energy Efficiency. In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider will be based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. The IURC is expected to consider the petition in an evidentiary hearing in August 2008.

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

On September 7, 2006, Duke Energy Indiana and Vectren filed a joint petition with the IURC seeking Certificates of Public Convenience and Necessity (CPCN) for the construction of a 630 megawatt (MW) IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional baseload generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. Duke Energy Indiana and Vectren filed their cases in chief with the IURC on October 24, 2006. Duke Energy Indiana’s publicly filed testimony with the IURC states that industry estimates (as provided by the Electric Power Research Institute (EPRI)), of total capital requirements for a facility of this type and size are in the range of $1.6 billion to $2.1 billion (including escalation to 2011 and owners’ specific site costs). In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including approximately $120 million of allowance for funds used during construction (AFUDC)). In August 2007, Vectren withdrew its participation in the IGCC plant. Duke Energy Indiana is currently exploring its options, including assuming 100% of the plant capacity. Absent identification of an alternative joint owner, Duke Energy Indiana would own 100% of the IGCC plant capacity.

On November 20, 2007, the IURC issued an order granting Duke Energy Indiana CPCN’s for the proposed IGCC project and approved the timely recovery of costs related to the project. The IURC also approved Duke Energy Indiana’s proposal to initiate a proceeding in May 2008 concerning proposals for the study of partial carbon capture, sequestration and/or enhanced oil recovery for the Edwardsport IGCC Project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environment Management. CAC, Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the IURC Order to the Indiana Court of Appeals and also appealed the air permit. These appeals are pending.

On May 1, 2008 Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of plans to study carbon capture, sequestration and/or enhanced oil recovery, as required by the IURC’s November 2007 CPCN Order, and for approval of a new cost estimate for the IGCC Project of $2.3 billion (including approximately $125 million of AFUDC). Duke Energy Indiana has requested expedited proceedings for consideration of the cost estimate increase. A procedure schedule has not been set at this time. Under the CPCN Order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order.

Duke Energy Indiana has been awarded approximately $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. Since these credits were issued, Appalachian Voices and The Canary Coalition of Sylva have

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

filed suit in a Washington federal court attempting to block tax credits issued to Duke Energy and other utilities that are in the process of constructing clean-coal technology plants throughout the U.S., citing that the Department of Energy (DOE) violated the National Environmental Protection Act in granting these credits. The groups are seeking a preliminary injunction requiring the DOE to suspend the credits until the merits of the suit can be heard. Duke Energy Indiana believes these credits were properly awarded.

Other. Duke Energy Indiana recovers its actual fuel costs quarterly through a rate adjustment mechanism. In two recent fuel clause proceedings, certain industrial customers and the CAC have intervened and sub-dockets have been established to address issues raised by the Indiana Office of Utility Consumer Counselor and the intervenors concerning the allocation of fuel costs between native load customers and non-native load sales, the reasonableness of various Midwest Independent Transmission System Operator (Midwest ISO) costs for which Duke Energy Indiana has sought recovery and Duke Energy Indiana’s recovery of costs associated with certain power hedging activities. Duke Energy Indiana is defending its practices, its costs, and the allocation of such costs. A hearing was conducted in the first proceeding dealing with the allocation of fuel costs and Midwest ISO costs on September 20, 2006. The IURC issued an Order on September 13, 2007 approving Duke Energy Indiana’s practices and removing the subject to refund provisions, except for one outstanding issue. The IURC required Duke Energy Indiana to file a compliance report outlining its further analysis and quantification of the effects of not routinely designating its coal-fired units as “must-run” in the initial months of the Midwest ISO Day 2 markets. Duke Energy Indiana filed its compliance report on January 30, 2008, which reflected somewhat higher costs to retail customers if Duke Energy Indiana had designated its units as “must-run.” On April 2, 2008, the IURC issued a final order finding that Duke Energy Indiana’s scheduling of its coal-fired units in the Midwest ISO Day 2 markets was reasonable and removed the subject to refund provisions relating to this issue. Recently, certain other industrial intervenors, which initiated an appeal of the September 13, 2007 order, voluntarily dismissed the appeal. An evidentiary hearing in the power hedging proceeding was held in June 2007 and a decision is expected in the first half of 2008. The IURC has authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the two sub-docket proceedings, subject to refund pending the outcome of these proceedings. Duke Energy Indiana cannot predict the final outcome of the remaining proceedings but does not expect the outcome to be material to its consolidated results of operations, cash flows or financial position.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO) Resource Adequacy Filing. On December 28, 2007, the Midwest ISO filed its “Electric Tariff Filing Regarding Resource Adequacy” in compliance with the FERC’s request that Midwest ISO file Phase II of its long-term Resource Adequacy plan by December 2007. The proposal establishes a resource adequacy requirement in the form of planning reserve margin. On March 26, 2008, the FERC ruled on the Midwest ISO’s Resource Adequacy filing and ordered that the new tariff be effective March 27, 2008. This action established a Midwest ISO-wide resource adequacy requirement for the first Planning Year. In the Order, the FERC clarified that States have the authority to set their own planning reserve margins, as long as they are consistent with any FERC-approved reliability standard. The FERC also rejected the use of power purchase agreements or seller's choice contracts as capacity resources if the contracts do not specify resources. Duke Energy Indiana does not believe the Midwest ISO resource adequacy requirement will have a material impact on its consolidated results of operations, cash flows, or financial position.

Midwest ISO’s Establishment of an Ancillary Services Market. On February 25, 2008, the FERC conditionally accepted the Midwest ISO proposal to implement a day-ahead and real-time ancillary services market (ASM), including a scarcity pricing proposal. The FERC’s conditional approval is based upon “cost benefits” verification. By approving the ASM proposal, the FERC essentially approved the transfer to, and consolidation of, balancing authority responsibility in the Midwest ISO so that it will become the North American Electric Reliability Council-certified Balancing Authority for the entire Midwest ISO area. This transfer will allow the Midwest ISO to determine operating reserve requirements and procure operating reserves from all qualified resources from an organized market, in place of the current system of local management and procurement of reserves by the 24 balancing authorities. On March 21, 2008, Midwest ISO informed the FERC that it was delaying the ASM launch date until September 9, 2008. At this time, Duke Energy Indiana does not believe the establishment of the Midwest Ancillary Services Market will have a material impact on its consolidated results of operations, cash flows, or financial position.

10. Commitments and Contingencies

Environmental

Duke Energy Indiana is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Indiana.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Three out of five coal-fired generating facilities in which Duke Energy Indiana is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Duke Energy Indiana is still unable to estimate costs to comply with the EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case. A decision is not likely until 2009 after briefs are submitted and oral argument occurs.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime nitrogen oxides (NOX) emissions and annual sulfur dioxide (SO2) emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOX and in 2010 for SO2. Phase 2 begins in 2015 for both NOX and SO2. Duke Energy Indiana currently estimates that it will spend approximately $150 million between 2008 and 2012 to comply with Phase 1 of CAIR and approximately $200 million for CAIR Phase 2 compliance costs over the period 2008-2017. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of CAIR/Clean Air Mercury Rule (CAMR) in Indiana. Duke Energy Indiana believes all costs determined to be prudently incurred to comply with such rules will be recovered through rates approved by the IURC.

On March 25, 2008, the U.S. Court of Appeals for the District of Columbia heard oral arguments in a case involving multiple challenges to the CAIR. Nearly all aspects of the rule were challenged, but Duke Energy challenged only the portions pertaining to SO2 allowance allocations. A decision is expected in the summer of 2008. The outcome and any resulting consequences cannot be estimated at this time.

CAMR. The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008 the U.S. Court of Appeals for the District of Columbia issued its opinion in New Jersey v. EPA, No. 05-1097, vacating the CAMR. The decision creates uncertainty regarding future mercury emission reduction requirements and their timing. The EPA and utilities have requested rehearing of the D.C. Circuit Court decision by the entire D.C. Circuit panel (en banc review). The court has ordered briefing on whether it should accept the case for en banc review. Thus, the matter remains unsettled until the court decides whether to rehear the case. Barring reversal of the decision if reheard, there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants while the EPA conducts a new rulemaking. Duke Energy Indiana is unable to estimate the costs to comply with a new EPA rule, although it is expected that costs will increase as a result of the court’s decision.

Coal Combustion Product (CCP) Management. Duke Energy Indiana currently estimates that it will spend approximately $95 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $14 million and $10 million as of March 31, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy Indiana’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy Indiana believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOX and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and unspecified civil penalties in amounts of up to $27,500 per day for each violation. A number of Duke Energy Indiana’s plants have been subject to these allegations. Duke Energy Indiana asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Duke Energy Indiana alleging violations of the CAA at Duke Energy Indiana’s Cayuga, Gallagher, Wabash River, and Gibson Stations. The claims regarding projects at the Cayuga Station have been dropped; therefore, Cayuga is no longer included in the lawsuit. The lawsuit alleges that Duke Energy Indiana violated the CAA by not obtaining Prevention of Significant Deterioration, Non-Attainment New Source Review and Indiana’s State Implementation Plan permits. Three northeast states and two environmental groups have intervened in the case. In June 2007, the trial court ruled, as a matter of law, that certain of the projects do not qualify for the “routine” exception in the regulations. The court ruled further that the defendants had “fair notice” of the EPA’s interpretation of the applicable regulations. Duke Energy Indiana is arguing at trial that all of the projects were not reasonably expected to cause an increase in annual emissions and that certain of the projects are also exempt from the statute because they were “routine.” A jury trial commenced on May 5, 2008.

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies claiming NSR violations at the Edwardsport generating station in Knox County, Indiana. Sierra Club claims that Duke Energy Indiana violated the CAA when it undertook various unnamed maintenance projects at Edwardsport without obtaining permits and installing the best available emission controls. Sierra Club further states that it intends to file suit for additional alleged violations of the CAA and the Indiana State Implementation Plan. On April 29, 2008, the plaintiff sent notice of this lawsuit and a request for waiver of service to the defendants. The defendants’ current deadline to answer or otherwise respond to the complaint is June 28, 2008.

It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with these matters. Ultimate resolution of these matters, even in settlement, could have a material adverse effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position. However, Duke Energy Indiana will pursue appropriate regulatory treatment for any costs incurred in connection with such resolution.

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

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with this matter.

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

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. In October 2006, Cinergy was served with this lawsuit. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their appeal to the Fifth Circuit Court of Appeals. Briefing is ongoing in the Fifth Circuit. It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Indiana has been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Indiana’s consolidated results of operations, cash flows, or financial position of these cases to date has not been material. Based on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana’s generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Indiana estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of March 31, 2008 and December 31, 2007, Duke Energy Indiana has recorded immaterial reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Indiana enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

11. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Indiana adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Duke Energy Indiana’s adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy Indiana as a result of the adoption of SFAS No. 157.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under SFAS No. 157 focuses on an exit price, which is the price that would be received by Duke Energy Indiana to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although SFAS No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

Duke Energy Indiana determines fair value of financial assets and liabilities based on the following fair value hierarchy, as prescribed by SFAS No. 157, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 inputs — unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy Indiana has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. Duke Energy Indiana does not adjust quoted market prices on Level 1 inputs for any blockage factor.

Level 2 inputs — inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.

Level 3 inputs — unobservable inputs for the asset or liability.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to elect to measure many financial instruments and certain other items at fair value. For Duke Energy Indiana, SFAS No. 159 was effective as of January 1, 2008 and had no impact on amounts presented for periods prior to the effective date. Duke Energy Indiana does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, Duke Energy Indiana may elect to measure certain financial instruments at fair value in accordance with this standard.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table provides the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Consolidated Balance Sheets at fair value at March 31, 2008:

	Total Fair Value Amounts at March 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Other long-term available for sale securities	$82	$51	$31	$—
Derivative assets(a)	8	—	—	8
Total Assets	$90	$51	$31	$8
Derivative liabilities(b)	$(1)	$—	$(1)	$—
Net Assets	$89	$51	$30	$8

(a)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

Derivatives (net)
(in millions)
Balance at January 1, 2008	$—
Net purchases, sales, issuances and settlements	(6)

Total gains included on balance sheet as regulatory asset or liability or as current or non-current liability	14

Balance at March 31, 2008	$8

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ, NYSE, NYMEX and Chicago Board of Trade, as well as pink sheets, which is an electronic quotation system that displays quotes for broker-dealers for many over-the-counter securities. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Duke Energy Indiana does not adjust prices to reflect for after-hours market activity. Duke Energy Indiana’s investments in equity securities are valued using Level 1 measurements.

Investments in debt securities: Most debt investments are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measures. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement.

Commodity derivatives: The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement has to do with the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

12. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Indiana subsequent to March 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157. Refer to Note 11 for a discussion of Duke Energy Indiana’s adoption of SFAS No. 157.

SFAS No. 159. Refer to Note 11 for a discussion of Duke Energy Indiana’s adoption of SFAS No. 159.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Indiana as of March 31, 2008:

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (SFAS No. 161). In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Indiana will adopt SFAS No. 161 as of January 1, 2009 and SFAS No. 161 encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of SFAS No. 161 will not have any impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

13. Income Taxes and Other Taxes

The taxable income of Duke Energy Indiana is reflected in Duke Energy’s U.S. federal and state income tax returns. Duke Energy Indiana has a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Indiana would incur if Duke Energy Indiana were a separate company filing its own tax return as a C-Corporation.

At March 31, 2008, Duke Energy Indiana has approximately $30 million recorded for unrecognized tax benefits and no portion of the total unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is reasonably possible that Duke Energy Indiana will reflect an approximate $25 million reduction in unrecognized tax benefits in the next twelve months due to expected settlements.

During the three months ended March 31, 2008, Duke Energy Indiana recognized an immaterial amount of net interest expense in the Consolidated Statements of Operations related to income taxes. At March 31, 2008, Duke Energy Indiana had approximately $9 million of interest payable, which reflects all interest related to income taxes, and no amount has been accrued for the payment of penalties in the Consolidated Balance Sheets.

Duke Energy Indiana has the following tax years open:

Jurisdiction	Tax Years
Federal	2000 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

The effective tax rate for the three months ended March 31, 2008 was approximately 36.1% as compared to the effective tax rate of 37.3% for the same period in 2007. The decrease in the effective tax rate is due primarily to an increase in AFUDC Equity deduction.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as operating revenues in the Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(in millions)
Excise Taxes	$7	$6

14. Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters and commitments and contingencies, see Notes 5, 9 and 10, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

EXECUTIVE OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements. Duke Energy Indiana, Inc. (Duke Energy Indiana), a wholly-owned subsidiary of Duke Energy Corp. (Duke Energy), generates, transmits, distributes and sells electricity in north central, central, and southern Indiana.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instructions H(2) of Form 10-Q.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
Operating revenues	$617	$495	$122
Operating expenses	486	371	115
Gains on sales of other assets and other, net	3	—	3

Operating income	134	124	10
Other income and expenses, net	18	12	6
Interest expense	30	26	4
Income tax expense	44	41	3

Net income	$78	$69	$9

The $9 million increase in Duke Energy Indiana’s Net Income was primarily due to the following factors:

Operating Revenues.

The $122 million increase in operating revenues was driven primarily by:

•	A $53 million increase in fuel revenues primarily due to increased fuel prices and sales to retail and wholesale customers,
•

A $42 million increase in emission allowance tracker retail revenues driven by a regulatory give-back in 2007 of previously deferred gains on sales of native load allowances (see Operating Expenses below),

•	A $17 million increase in retail revenues related to recovery of environmental compliance construction costs, and
•	A $12 million increase due to completion in 2007 of temporary rate reductions associated with regulatory approval of the Cinergy Corp. and Duke Energy Corporation merger.

Operating Expenses.

The $115 million increase in operating expenses was driven primarily by:

•	A $55 million increase in fuel costs primarily due to increased generation at coal plants in 2008, as compared to 2007,
•

A $37 million increase in emission allowance tracker retail expenses driven by 2007 regulatory give-back of previously deferred gains on sales of native load allowances (see Operating Revenues above), and

•	A $13 million increase in depreciation expense due primarily to additional capital spending, and amortization related to demand side management costs.

PART I

Gains on Sales of Other Assets and Other, net.

The $3 million increase in gains on sales of other assets and other, net is attributable to gains on sales of property in 2008.

Other Income and Expenses, net.

The $6 million increase in Other income and expenses, net was due primarily to a $7 million increase due to a favorable Indiana Utility Regulatory Commission ruling adjustment related to allowance for funds used during construction (AFUDC).

Income Tax Expense.

The $3 million increase in Income Tax Expense was primarily due to an increase in pre-tax income.

OTHER MATTERS

At March 31, 2008, Duke Energy Indiana had approximately $340 million of auction rate pollution control bonds outstanding. The maximum auction rate for the majority of this auction rate debt is 1.75 times one-month LIBOR. While Duke Energy Indiana has plans to refund and refinance these tax exempt auction rate bonds, the timing of such refinancing transactions is uncertain and subject to market conditions.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2008 and, other than the third party sourcing arrangement discussed below, found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the first quarter of 2008, Duke Energy Indiana transferred payroll processing to the same third party provider currently used by other Duke Energy subsidiaries. Duke Energy Indiana reviewed the impact of this change on Duke Energy Indiana’s internal control over financial reporting and made changes to internal control over financial reporting related to the data transmission to and receipt from the third party provider.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2008, see Note 9 to the Consolidated Financial Statements, “Regulatory Matters” and Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Duke Energy Indiana’s financial condition or future results. Additional risks and uncertainties not currently known to Duke Energy Indiana or that Duke Energy Indiana currently deems to be immaterial also may adversely affect Duke Energy Indiana’s financial condition and/or results of operations.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number

10.1	Amendment No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of Duke Energy Indiana, Inc., March 12, 2008, File No. 1-3543, as Exhibit 10.1).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY INDIANA, INC.

Date: May 15, 2008	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: May 15, 2008	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller