Form 10-Q
period 2008-06-30
Duke Energy Indiana, Inc.
filed 2008-08-14
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 Or

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

JUNE 30, 2008

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

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Indiana for Cinergy Corp.’s defined benefit pension plans;
•	The level of credit worthiness of counterparties to Duke Energy Indiana’s transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for Duke Energy Indiana’s business unit, including the timing and success of efforts to develop domestic power and other projects;
•

Construction and development risks associated with the completion of Duke Energy Indiana’s capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from ratepayers in a timely manner; and

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues - Regulated Electric	$576	$548	$1,193	$1,043

Operating Expenses
Fuel used in electric generation and purchased power	221	216	467	366
Operation, maintenance and other	158	154	291	284
Depreciation and amortization	87	75	175	150
Property and other taxes	17	15	36	31
Total operating expenses	483	460	969	831
Gains on Sales of Other Assets and Other, net	—	—	3	—
Operating Income	93	88	227	212
Other Income and Expenses, net	27	21	45	33
Interest Expense	30	33	60	59
Income Before Income Taxes	90	76	212	186
Income Tax Expense	29	29	73	70
Net Income	$61	$47	$139	$116

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$15	$12
Receivables (net of allowance for doubtful accounts of $1 at June 30, 2008 and December 31, 2007)	258	222
Inventory	150	138
Assets held for sale	—	2
Other	74	43
Total current assets	497	417
Investments and Other Assets
Restricted funds held in trust	3	10
Intangibles, net	70	75
Assets held for sale	—	115
Other	111	116
Total investments and other assets	184	316
Property, Plant and Equipment
Cost	8,571	8,270
Less accumulated depreciation and amortization	2,836	2,735
Net property, plant and equipment	5,735	5,535
Regulatory Assets and Deferred Debits
Deferred debt expense	40	42
Regulatory assets related to income taxes	61	54
Other	441	468
Total regulatory assets and deferred debits	542	564
Total Assets	$6,958	$6,832

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per share amounts)

	June 30, 2008	December 31, 2007
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$344	$364
Notes payable	43	101
Taxes accrued	111	58
Interest accrued	38	34
Current maturities of long-term debt	146	47
Liabilities associated with assets held for sale	—	114
Other	64	71
Total current liabilities	746	789
Long-term Debt	2,148	2,099
Deferred Credits and Other Liabilities
Deferred income taxes	763	792
Investment tax credits	17	18
Accrued pension and other post-retirement benefit costs	264	256
Asset retirement obligations	14	13
Liabilities associated with assets held for sale	—	3
Other	528	519
Total deferred credits and other liabilities	1,586	1,601
Commitments and Contingencies
Common Stockholder’s Equity
Common stock, no par; $.01 stated value; 60,000,000 shares authorized and 53,913,701 shares outstanding at June 30, 2008 and December 31, 2007	1	1
Additional paid-in capital	868	868
Retained earnings	1,595	1,456
Accumulated other comprehensive income	14	18
Total common stockholder’s equity	2,478	2,343
Total Liabilities and Common Stockholder’s Equity	$6,958	$6,832

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178	150
Gains on sales of other assets and other	(3)	—
Deferred income taxes and investment tax credit amortization	(34)	5
Regulatory asset/liability amortization	8	16
Accrued pension and other post-retirement benefit costs	17	22
Contribution to company-sponsored pension and other postretirement benefit plans	—	(92)
(Increase) decrease in:
Receivables	6	(14)
Inventory	(12)	(1)
Other current assets	(62)	18
Increase (decrease) in:
Accounts payable	66	66
Taxes accrued	57	(6)
Other current liabilities	(12)	(11)
Regulatory asset/liability deferrals	(3)	(57)
Other assets	(38)	34
Other liabilities	(16)	(34)
Net cash provided by operating activities	291	212
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(400)	(295)
Investment expenditures	—	(5)
Purchases of available-for-sale securities	(9)	(15)
Proceeds from sales and maturities of available-for-sale securities	8	14
Purchases of emission allowances	(16)	(46)
Sales of emission allowances	23	9
Notes due from affiliate, net	—	41
Proceeds from the sales of other assets	3	—
Change in restricted funds held in trust	8	62
Other	5	1
Net cash used in investing activities	(378)	(234)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of long-term debt	(2)	(2)
Notes payable to affiliate, net	92	—
Capital contribution from parent	—	24
Net cash provided by financing activities	90	22
Net increase in cash and cash equivalents	3	—
Cash and cash equivalents at beginning of period	12	7
Cash and cash equivalents at end of period	$15	$7

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$13	$33
Reclassification of money pool borrowings to long-term debt	$150	$—

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2006	$1	$844	$1,226	$15	$6	$2,092
Net income	—	—	116	—	—	116
Other comprehensive income
Cash flow hedges(a)	—	—	—	(1)	—	(1)
Unrealized gains on available-for-sale securities(b)	—	—	—	—	2	2

Total comprehensive income						117
Capital contribution from parent	—	24	—	—	—	24
Adoption of SFAS No. 158—measurement date provision	—	—	(3)	—	—	(3)
Balance at June 30, 2007	$1	$868	$1,339	$14	$8	$2,230

Balance at December 31, 2007	$1	$868	$1,456	$12	$6	$2,343
Net income	—	—	139	—	—	139
Other comprehensive loss
Unrealized losses on available-for-sale securities(b)	—	—	—	—	(4)	(4)

Total comprehensive income						135
Balance at June 30, 2008	$1	$868	$1,595	$12	$2	$2,478

(a) Net of $1 tax benefit in 2007.
(b) Net of $3 tax benefit in 2008 and $1 tax expense in 2007.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Indiana, Inc. (Duke Energy Indiana), an Indiana corporation organized in 1942, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Indiana is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity. These Unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Indiana and subsidiary, as well as Duke Energy Indiana’s proportionate share of certain generation and transmission facilities.

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

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Indiana’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changing commodity prices and other factors.

Use of Estimates. To conform with GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt hour for all customer classes to the number of estimated kilowatt hours delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Receivables for unbilled revenues of $89 million and $85 million at June 30, 2008 and December 31, 2007, respectively, are included in the sales of accounts receivable to Cinergy Receivables Company, LLC (Cinergy Receivables). Duke Energy Indiana sells, on a revolving basis, nearly all of its retail accounts receivable and related collections to Cinergy Receivables, a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale treatment under Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” and, accordingly, Cinergy does not consolidate Cinergy Receivables and the transfers of receivables are accounted for as sales.

Other Current Assets and Other Non-Current Liabilities. As of June 30, 2008 and December 31, 2007, approximately $32 million and $2 million, respectively, of unrealized mark-to-market gains on derivatives were included in Other within Current Assets on the Consolidated Balance Sheets. At June 30, 2008, this balance exceeded 5% of current assets. See Note 11 for further information. Additionally, as of June 30, 2008 and December 31, 2007, approximately $475 million and $464 million, respectively, of regulatory liabilities associated with asset removal costs were included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. At June 30, 2008 and December 31, 2007, these balances exceeded 5% of total liabilities.

2. Business Segments

Duke Energy Indiana operates one business segment, Franchised Electric, which is considered a reportable business segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Franchised Electric plans, constructs, operates and maintains Duke Energy Indiana’s generation, transmission and distribution systems and delivers electric energy to consumers. Duke Energy Indiana’s chief operating decision maker regularly reviews financial information about the business segment in deciding how to allocate resources and evaluate performance. There is no aggregation within the Franchised Electric reportable business segment.

The remainder of Duke Energy Indiana’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain allocated governance costs (see Note 8).

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

Cash, cash equivalents, and short-term investments are managed centrally by Duke Energy, so the interest and dividend income on those balances are excluded from segment EBIT.

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2008
Franchised Electric	$576	$130	$87
Total reportable segment	576	130	87
Other	—	(14)	—
Interest expense	—	(30)	—
Interest income and other	—	4	—
Total consolidated	$576	$90	$87

Three Months Ended June 30, 2007
Franchised Electric	$548	$109	$75
Total reportable segment	548	109	75
Other	—	(14)	—
Interest expense	—	(33)	—
Interest income and other	—	14	—
Total consolidated	$548	$76	$75

Six Months Ended June 30, 2008
Franchised Electric	$1,193	$289	$175
Total reportable segment	1,193	289	175
Other	—	(27)	—
Interest expense	—	(60)	—
Interest income and other	—	10	—
Total consolidated	$1,193	$212	$175

Six Months Ended June 30, 2007
Franchised Electric	$1,043	$250	$150
Total reportable segment	1,043	250	150
Other	—	(27)	—
Interest expense	—	(59)	—
Interest income and other	—	22	—
Total consolidated	$1,043	$186	$150

(a)	There were no intersegment revenues for the three and six months ended June 30, 2008 and 2007.

Segment Assets

At June 30, 2008 and December 31, 2007, all of Duke Energy Indiana’s assets are owned by its only reportable business segment, Franchised Electric.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

3. Acquisitions and Dispositions of Businesses and Sales of Other Assets

Acquisitions. On August 8, 2008, Duke Energy announced the formation of a 50-50 joint venture, called Pioneer Transmission LLC (Pioneer Transmission), with American Electric Power Company, Inc. (AEP) to build and operate 240 miles of extra-high-voltage 765-kilovolt (KV) transmission lines and related facilities in Indiana. Pioneer Transmission will be regulated by the Federal Energy Regulatory Commission (FERC). Both Duke Energy and AEP own an equal interest in the joint venture and will share equally in the project costs, which are currently estimated at approximately $1 billion, of which $500 million is anticipated to be financed by Pioneer Transmission and the remaining amount split equally between Duke Energy and AEP. The joint venture will operate in Indiana as a transmission utility and seek rate approval for the project from the FERC in the third quarter of 2008. The earliest possible in-service date for the project is in 2014 or 2015.

Dispositions. In December 2006, Duke Energy Indiana agreed to sell one unit of its Wabash River Power Station (Unit 1) to the Wabash Valley Power Association. The sale was approved by the Indiana Utility Regulatory Commission (IURC), the FERC, the Federal Trade Commission and the U.S. Department of Justice during 2007. On December 31, 2007, Duke Energy Indiana received proceeds of approximately $114 million, which was equivalent to the net book value of Unit 1 at the time of sale. Since, pursuant to the terms of the purchase and sale agreement, the effective date of the sale was January 1, 2008, the assets of Unit 1 were reflected as Assets Held for Sale within Current Assets and also within Investments and Other Assets on the Consolidated Balance Sheets at December 31, 2007 and a corresponding liability equal to the cash received was included in Liabilities Associated with Assets Held for Sale within Current Liabilities on the Consolidated Balance Sheets at December 31, 2007. Since the sales price was equal to the net book value of Unit 1 at the transaction date, no gain or loss was recognized on the sale. The sale was completed on January 1, 2008.

Other Asset Sales. For the three months ended March 31, 2008, Duke Energy Indiana had two sales of structures and land that resulted in approximately $3 million in proceeds and net pre-tax gains of $3 million recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. There were no sales of other assets during the three months ended June 30, 2008 or the three and six months ended June 30, 2007.

4. Inventory

Inventory consists primarily of coal held for electric generation and materials and supplies and is recorded primarily using the average cost method.

	June 30, 2008	December 31, 2007
	(in millions)
Coal held for electric generation	$92	$80
Materials and supplies	58	58

Total inventory	$150	$138

5. Debt and Credit Facilities

Intercompany Debt and Money Pool Arrangement. Duke Energy Indiana receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement, which allows Duke Energy Indiana to better manage its cash and working capital requirements. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. As discussed further below, at June 30, 2008, $150 million of Duke Energy Indiana’s money pool borrowings were reclassified to long-term. As of June 30, 2008 and December 31, 2007, Duke Energy Indiana had net short-term and long-term borrowings of $193 million and $101 million, respectively, of which $43 million is classified within Notes Payable and $150 million is classified within Long-term Debt in the accompanying Consolidated Balance Sheets. During the six months ended June 30, 2008, the $92 million increase in short-term and long-term money pool borrowings is reflected as a cash inflow in Notes payable to affiliate, net within Net cash provided by financing activities on the Consolidated Statements of Cash Flows. During the six months ended June 30, 2007, the $41 million decrease in money pool receivables is reflected as a cash inflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows.

At June 30, 2008, approximately $186 million of certain pollution control bonds and $150 million of intercompany loans between Duke Energy Indiana and Duke Energy associated with borrowings via the money pool, both of which are short-term obligations by nature, are classified as Long-term Debt within Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Indiana’s intent and

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Indiana the ability to refinance these short-term obligations on a long-term basis. As discussed further below, Duke Energy Indiana has a borrowing sub limit under Duke Energy’s master credit facility of $650 million which supports this long-term classification.

At December 31, 2007, approximately $186 million of certain pollution control bonds were classified as Long-term Debt within Long-term Debt on the Consolidated Balance Sheets for the reasons noted above.

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

The amount available to Duke Energy Indiana under its borrowing sub limit to Duke Energy’s master credit facility is reduced by short-term and long-term intercompany borrowings through the money pool arrangement, issuances of letters of credit and other borrowings.

Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy and Duke Energy Indiana to not exceed 65%. Duke Energy Indiana’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2008, Duke Energy and Duke Energy Indiana were in compliance with all covenants that would impact Duke Energy Indiana’s ability to borrow funds under its debt and credit facilities. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

6. Employee Benefit Obligations

Duke Energy Indiana participates in pension and other post-retirement benefit plans sponsored by Cinergy. Duke Energy Indiana’s net periodic benefit costs as allocated by Cinergy were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Qualified Pension Benefits	$6	$4	$9	$10
Other Post-retirement Benefits	$4	$6	$8	$12

Duke Energy’s policy is to fund amounts for its U.S. qualified pension retirement plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not require Duke Energy Indiana to make contributions to the legacy Cinergy qualified and non-qualified pension plans during the three or six months ended June 30, 2008 and Duke Energy does not anticipate requiring Duke Energy Indiana to make contributions to the legacy Cinergy qualified or non-qualified pension plans during the remainder of 2008. During the six months ended June 30, 2007, approximately $350 million of qualified pension plan contributions were made to the legacy Cinergy qualified pension plans, of which approximately $92 million represents contributions made by Duke Energy Indiana. Additionally, Duke Energy Indiana participates in Cinergy sponsored employee savings plans that cover substantially all Duke Energy Indiana employees. Duke Energy Indiana made its proportionate share of pre-tax employer matching contributions of approximately $2 million and $3 million during the three and six months ended June 30, 2008, respectively. Duke Energy Indiana made its proportionate share of pre-tax employer matching contributions of approximately $1 million and $2 million during the three and six months ended June 30, 2007, respectively.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

7. Intangibles

The carrying amount and accumulated amortization of intangible assets as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Emission allowances	$52	$57
Gas, coal and power contracts	24	24

Total gross carrying amount	76	81
Accumulated amortization—gas, coal and power contracts	(6)	(6)

Total intangible assets, net	$70	$75

Emission allowances in the table above include emission allowances purchased by Duke Energy Indiana and certain zero cost emission allowances allocated to Duke Energy Indiana on an annual basis. The carrying value of emission allowances sold or consumed during the three months ended June 30, 2008 and 2007 were $11 million and $23 million, respectively. The carrying value of emission allowances sold or consumed during the six months ended June 30, 2008 and 2007 were $23 million and $47 million, respectively. Amortization expense for gas, coal and power contracts and other intangible assets for the three months ended June 30, 2008 and 2007 was insignificant and approximately $1 million, respectively. Amortization expense for gas, coal and power contracts and other intangible assets for the six months ended June 30, 2008 and 2007 was insignificant and approximately $1 million, respectively.

On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). See Note 10 for a discussion of the decision. Duke Energy Indiana is currently evaluating the effect of the decision on the carrying value of emission allowances and on contracts for future purchases of emission allowances. Franchised Electric has emission allowances and certain commitments to purchase emission allowances that could result in a quantity of emission allowances in excess of the amounts projected to be utilized for operations; however, management expects to seek regulatory recovery of any losses incurred as a result of any impairment or other charges recorded as a result of the vacating of CAIR.

8. Related Party Transactions

Duke Energy Indiana engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Current assets due from affiliated companies(a)(d)	$8	$5
Current liabilities due to affiliated companies (b)(d)	$(222)	$(157)
Net deferred tax liabilities to Duke Energy(c)(d)	$(582)	$(612)

(a)	Of the balance at June 30, 2008, approximately $4 million is classified as Receivables and approximately $4 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $1 million is classified as Receivables and approximately $4 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(b)	Of the balance at June 30, 2008, approximately $(215) million is classified as Accounts payable and approximately $(7) million is classified as Taxes accrued on the Consolidated Balance Sheets. The balance at December 31, 2007 is classified as Accounts payable on the Consolidated Balance Sheets.
(c)	Of the balance at June 30, 2008, approximately $(578) million is classified as Deferred income taxes, approximately $(17) million is classified as Investment tax credits and approximately $13 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $(606) million is classified as Deferred income taxes, $(18) million is classified as Investment tax credits and approximately $12 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(d)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.

Duke Energy Indiana is allocated its proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy and a consolidated affiliate of Cinergy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other third party costs. The expenses associated with certain

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

allocated corporate governance and other service costs for Duke Energy Indiana, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations, were approximately $65 million and $134 million for the three and six months ended June 30, 2008, respectively, and approximately $68 million and $129 million for the three and six months ended June 30, 2007, respectively.

Duke Energy Indiana incurs expenses related to its property insurance coverage through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations, were approximately $2 million and $11 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $4 million and $13 million for the six months ended June 30, 2008 and 2007, respectively. Additionally, Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy. Rental income was approximately $3 million and $2 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $5 million and $4 million for the six months ended June 30, 2008 and 2007, respectively.

See Note 6 for detail on expense amounts allocated from Cinergy to Duke Energy Indiana related to Duke Energy Indiana’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and post-retirement health care and insurance benefits. Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations from Cinergy of approximately $273 million at June 30, 2008 and approximately $266 million at December 31, 2007. These amounts have been classified in the Consolidated Balance Sheets as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Other current liabilities	$2	$3
Accrued pension and other post-retirement benefit costs	$264	$256
Other deferred credits and other liabilities	$7	$7

As discussed in Note 1, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified as Receivables in the Consolidated Balance Sheets and was approximately $85 million and $111 million as of June 30, 2008 and December 31, 2007, respectively. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was insignificant for the three and six months ended June 30, 2008 and 2007.

During the second quarter of 2007, Duke Energy Indiana received a $24 million capital contribution from its parent, Duke Energy.

As discussed in Note 5, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. The expenses associated with money pool activity, which are recorded in Interest Expense on the Consolidated Statements of Operations, were approximately $1 million and $3 million for the three and six months ended June 30, 2008, respectively. The income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $1 million and $3 million for the three and six months ended June 30, 2007, respectively. Additionally, see Note 5 for discussion of classification of the $150 million of intercompany debt associated with the money pool arrangement with Duke Energy as long-term debt at June 30, 2008.

9. Regulatory Matters

Regulatory Merger Approvals

On April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). While the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to certain conditions. Key elements of these conditions include:

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc. (CAC), an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

the terms of the North Carolina Utilities Commission’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of April 30, 2007, Duke Energy Indiana had completed its merger related reductions and filed a notice with the IURC to terminate the merger credit rider. Approximately $1 million and $13 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007.

•	The FERC approved the merger without conditions.

Franchised Electric

Rate Related Information. The IURC approves rates for retail electric sales within Indiana. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

Energy Efficiency. In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider will be based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. A number of parties have intervened in the proceeding. On August 1, 2008, Duke Energy Indiana filed a notice of settlement with the IURC that the Indiana Office of Utility Consumer Counselor (OUCC) and Duke Energy Indiana had reached an agreement in principle resolving all issues in the case between Duke Energy Indiana and the OUCC. The evidentiary hearing scheduled for August 12, 2008 has been postponed. No new date for the hearing has been set.

Capital Expansion Projects

Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana, Inc. (Vectren) filed a joint petition with the IURC seeking a Certificate of Public Convenience and Necessity (CPCN) for the construction of a 630 megawatt (MW) IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional base load generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including approximately $120 million of allowance for funds used during construction (AFUDC)). In June 2007, Vectren decided not to proceed with the CPCN petition, and in August 2007, Vectren formally withdrew its participation in the IGCC plant. In June 2007, a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. The IURC also approved Duke Energy Indiana’s proposal to initiate a proceeding in May 2008 concerning proposals for the study of partial carbon capture, sequestration and/or enhanced oil recovery for the Edwardsport IGCC Project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all interveners in the CPCN proceeding, have appealed the IURC Order to the Indiana Court of Appeals and also appealed the air permit. The Joint Brief of the Appellants was filed on May 30, 2008 and the Duke Energy Indiana Brief of Appellant was filed on July 23, 2008 in the appeal of the IURC CPCN Order. These appeals are pending.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture, sequestration and/or enhanced oil recovery, as required by the IURC’s November 2007 CPCN Order. Duke Energy Indiana has requested expedited proceedings for consideration of the cost estimate increase. An evidentiary hearing is scheduled for the end of August 2008. Under the CPCN Order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. Duke Energy Indiana has begun construction on the Edwardsport IGCC plant.

Federal Advanced Clean Coal Tax Credits. Duke Energy Indiana has been awarded approximately $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. Since these credits were issued,

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Appalachian Voices and The Canary Coalition of Sylva have filed suit in a Washington federal court attempting to block tax credits issued to Duke Energy and other utilities that are in the process of constructing clean-coal technology plants throughout the United States, citing that the Department of Energy (DOE) violated the National Environmental Protection Act in granting these credits. The groups are seeking a preliminary injunction requiring the DOE to suspend the credits until the merits of the suit can be heard. Duke Energy Indiana believes these credits were properly awarded.

Other Matters

Power Hedging. Duke Energy Indiana recovers its actual fuel costs quarterly through a rate adjustment mechanism. In a recent fuel clause proceeding, certain industrial customers and the Consumer Advisory Council have intervened and a subdocket has been established to address an issue raised by the OUCC and the intervenors concerning the recovery of costs associated with certain power hedging activities. This subdocket has now been resolved. An evidentiary hearing in the power hedging proceeding was held in June 2007. A settlement agreement between the OUCC and Duke Energy Indiana was filed with the IURC in May 2008 and on June 25, 2008, the IURC issued a decision approving the settlement agreement, thereby resolving all disputed issues related to Duke Energy Indiana’s power hedging activities. Among other matters, the settlement agreement provided for a one-time credit of $1 million reflected in Duke Energy Indiana’s next fuel clause proceeding (FAC77). Under the settlement agreement and resulting order, the “subject to refund” provisions contained in prior FAC orders related to power hedging costs has been removed. In addition, the settlement agreement and order provide for an on-going hedging methodology, beginning August 1, 2008, continuing until permanent hedging protocols are developed and approved by the IURC.

SmartGrid and Distributed Renewable Generation Demonstration Project. On May 23, 2008, Duke Energy Indiana filed a petition with the IURC requesting approval for SmartGrid and Distributed Renewable Generation Demonstration Project investments and related costs along with a request to annually update distribution rates and include a lost revenue recovery mechanism. Hearings are anticipated to be held in February 2009.

Gibson Unit 4 Outage. In another recent fuel clause proceeding, the IURC granted a motion by the Industrial Group and Nucor to establish a subdocket to examine whether imprudence in Duke Energy Indiana’s maintenance practices led to a forced outage at Gibson Station Unit 4 during January-March 2008. The outage contributed to notably higher fuel and purchased power costs during the outage. The IURC authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the subdocket proceeding subject to refund (similar to prior subdockets) pending the outcome of this new subdocket. A procedural schedule for this proceeding has been established and the hearing is scheduled for January 2009.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO) Resource Adequacy Filing. On December 28, 2007, the Midwest ISO filed its Electric Tariff Filing Regarding Resource Adequacy in compliance with the FERC’s request of Midwest ISO to file Phase II of its long-term Resource Adequacy plan by December 2007. The proposal includes establishment of a resource adequacy requirement in the form of planning reserve margin. On March 26, 2008, the FERC ruled on the Midwest ISO’s Resource Adequacy filing and ordered that the new Module E tariff be effective March 27, 2008. This action established a Midwest ISO-wide resource adequacy requirement for the first Planning Year, which begins June 2009. In the Order, the FERC, among other things, clarified that States have the authority to set their own Planning Reserve Margins, as long as they are not inconsistent with any reliability standard approved by the FERC. Duke Energy Indiana does not believe the resource adequacy requirement will have a material impact on its consolidated results of operations, cash flows or financial position.

Midwest ISO’s Establishment of an Ancillary Services Market. On February 25, 2008, the FERC conditionally accepted the Midwest ISO proposal to implement a day-ahead and real-time ancillary services market (ASM), including a scarcity pricing proposal. By approving the ASM proposal, the FERC essentially approved the transfer and consolidation of Balancing Authority responsibility in the Midwest ISO so that it will become the North American Electric Reliability Council-certified Balancing Authority for the entire Midwest ISO area. This will allow the Midwest ISO to determine operating reserve requirements and procure operating reserves from all qualified resources from an organized market, in place of the current system of local management and procurement of reserves by the 24 Balancing Authorities. The Midwest ISO has delayed the ASM launch date until September 9, 2008. In January 2008, Duke Energy Indiana and three other Indiana utilities filed a joint petition with the IURC, requesting, among other things, authority to transfer additional balancing authority functions to the Midwest ISO and for recovery of costs incurred under the ASM. On August 13, 2008 the Commission issued an order authorizing the Joint Petitioners to transfer additional balancing authority functions to the Midwest ISO, to participate in the Ancillary Services Market and to defer ASM costs pending a final order in the case. A hearing is scheduled on the cost recovery issues on

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 4 and 5, 2008. At this time, Duke Energy Indiana does not believe the establishment of the Midwest Ancillary Services Market will have a material impact on its consolidated results of operations, cash flows or financial position.

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

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Three out of five coal-fired generating facilities in which Duke Energy Indiana is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case and briefs were filed on July 14, 2008. A decision is not likely until 2009. If the Supreme Court upholds the lower court decision, it is expected that costs will increase as a result of the court’s decision, although Duke Energy Indiana is unable to estimate its costs to comply.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR was to have limited total annual and summertime nitrogen oxides (NOX) emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 was to begin in 2009 for NOX and in 2010 for SO2. Phase 2 was to begin in 2015 for both NOX and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. Nearly all aspects of the rule were challenged, but Duke Energy challenged only the portions pertaining to SO2 allowance allocations. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA has until August 25, 2008 to appeal the decision. The D.C. Circuit’s decision creates uncertainty regarding future SO2 and NOx emission reductions requirements and their timing. Although as a result of the decision there may be a delay in the timing of federal requirements to reduce emissions, it is expected that electric sector emission reductions at least as stringent as those imposed by CAIR will be required in the near future, through new federal rules and/or individual state requirements. CAIR remains in effect until the Court issues its mandate, which will be not be before the period for petitions for rehearing runs. Duke Energy Indiana’s plan had been to spend approximately $150 million between 2008 and 2012 to comply with Phase 1 of CAIR and approximately $200 million for CAIR Phase 2 compliance costs over the period 2008-2017. It has not been determined how the court’s decision will affect these planned expenditures. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of CAIR/Clean Air Mercury Rule (CAMR) in Indiana. Despite the court’s decision, Duke Energy Indiana believes all costs determined to be prudently incurred to comply with such rules will be recovered through rates approved by the IURC.

Duke Energy Indiana is unable to estimate the costs to comply with any new rule EPA may issue as a result of this decision. See Note 7 for a discussion of the potential impact of the D.C. Circuit Court’s decision to vacate CAIR on the carrying value of emission allowances.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

CAMR. The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008, the D.C. Circuit issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. Requests for rehearing were denied. Parties have until August 18, 2008 to request U.S. Supreme Court review of the D.C. Circuit’s decision. The D.C. Circuit’s decision creates uncertainty regarding future mercury emission reduction requirements and their timing, but makes it fairly certain that there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants. At this point, Duke Energy Indiana is unable to estimate the costs to comply with any future mercury regulations that might result from the D.C. Circuit’s decision.

Coal Combustion Product (CCP) Management. Duke Energy Indiana currently estimates that it will spend approximately $120 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $14 million and $10 million as of June 30, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy Indiana’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy Indiana believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice, acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOX and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of Duke Energy Indiana’s plants have been subject to these allegations. Duke Energy Indiana asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Duke Energy Indiana alleging violations of the CAA at Duke Energy Indiana’s Cayuga, Gallagher, Wabash River, and Gibson Stations. The claims regarding projects at the Cayuga Station have been dropped; therefore, Cayuga is no longer included in the lawsuit. The lawsuit alleges that Duke Energy Indiana violated the CAA by not obtaining Prevention of Significant Deterioration, Non-Attainment New Source Review and Indiana’s State Implementation Plan permits. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana on all but three units at Wabash River. The remedy phase of the case is expected to commence in December 2008. Based on previous rulings by the judge in this case, the Wabash River units are not subject to civil penalties; and therefore, the remedy phase will address only the appropriate injunctive relief.

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies claiming NSR violations at the Edwardsport generating station in Knox County, Indiana. Sierra Club claims that Duke Energy Indiana violated the CAA when it undertook various unnamed maintenance projects at Edwardsport without obtaining permits and installing the best available emission controls. Sierra Club further states that it intends to file suit for additional alleged violations of the CAA and the Indiana State Implementation Plan. On June 30, 2008, defendants filed a motion to dismiss, or alternative to stay, this litigation on jurisdictional grounds. A decision on the motion is pending. It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with these matters. Ultimate resolution of these matters relating to NSR, even in settlement, could have a material adverse effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position. However, Duke Energy Indiana will pursue appropriate regulatory treatment for any costs incurred in connection with such resolution.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Section 126 Petitions. In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states, including Indiana, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards. In August 2005, the EPA issued a proposed response to the petition. The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states. The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR Federal Implementation Plan (FIP) that would address the air quality concerns from neighboring states. On April 28, 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above. North Carolina has filed a legal challenge to the EPA’s denial. At this time, Duke Energy Indiana cannot predict the outcome of this proceeding.

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

Duke Energy Indiana has accrued costs related to investigation, remediation, and groundwater monitoring for those sites where such costs are probable and can be reasonably estimated. Duke Energy Indiana will continue to investigate and remediate the sites as outlined in the voluntary remediation plan. As additional facts become known and investigation is completed, Duke Energy Indiana will assess whether the likelihood of incurring additional costs becomes probable. Until all investigation and remediation is complete, Duke Energy Indiana is unable to determine the overall impact on its consolidated results of operations, cash flows or financial position.

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

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their appeal to the Fifth Circuit Court of Appeals and oral argument was heard on August 6, 2008. It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Indiana has been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position of these cases to date has not been material. Based on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

of Duke Energy Indiana’s generating plants; (ii) the possible incidence of various illnesses among exposed workers; and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Indiana estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

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

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of June 30, 2008 and December 31, 2007, Duke Energy Indiana has recorded insignificant reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. Duke Energy Indiana enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

11. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Indiana adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Duke Energy Indiana’s adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy Indiana as a result of the adoption of SFAS No. 157.

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

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table provides the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Consolidated Balance Sheets at fair value at June 30, 2008:

	Total Fair Value Amounts at June 30, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Other long-term available-for-sale securities(a)	$80	$50	$30	$—
Derivative assets(b)	32	—	—	32

Total Assets	$112	$50	$30	$32

Derivative liabilities(c)	(2)	—	(2)	—
Net Assets	$110	$50	$28	$32

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

Derivatives
(in millions)
Three Months Ended June 30, 2008
Balance at April 1, 2008	$8
Net purchases, sales, issuances and settlements	(9)
Total gains included on balance sheet as regulatory asset or liability or as current or non-current liability	33

Balance at June 30, 2008	$32

Six Months Ended June 30, 2008
Balance at January 1, 2008	$—
Net purchases, sales, issuances and settlements	(15)
Total gains included on balance sheet as regulatory asset or liability or as current or non-current liability	47

Balance at June 30, 2008	$32

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

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

discounted to present value. The primary difference between a Level 2 and a Level 3 measurement has to do with the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement.

12. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Indiana subsequent to June 30, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157. Refer to Note 11 for a discussion of Duke Energy Indiana’s adoption of SFAS No. 157.

SFAS No. 159. Refer to Note 11 for a discussion of Duke Energy Indiana’s adoption of SFAS No. 159.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Indiana as of June 30, 2008:

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

At June 30, 2008, Duke Energy Indiana has approximately $30 million recorded for unrecognized tax benefits and no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. It is reasonably possible that Duke Energy Indiana will reflect an approximate $25 million reduction in unrecognized tax benefits in the next twelve months due to expected settlements.

During the three and six months ended June 30, 2008, Duke Energy Indiana recognized insignificant amounts of net interest income and expense in the Consolidated Statements of Operations related to income taxes. At June 30, 2008, Duke Energy Indiana had approximately $9 million of interest payable, which reflects all interest related to income taxes, and no amount has been accrued for the payment of penalties in the Consolidated Balance Sheets.

Duke Energy Indiana has the following tax years open:

Jurisdiction	Tax Years
Federal	2000 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

The effective tax rate for the three months ended June 30, 2008 was approximately 32.0% as compared to the effective tax rate of 38.2% for the same period in 2007. The effective tax rate for the six months ended June 30, 2008 was approximately 34.4% as compared to the effective tax rate of 37.6% for the same period in 2007. The decrease in the effective tax rate for both the three and six months ended June 30, 2008 is due primarily to higher AFUDC equity in 2008.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as operating revenues in the Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(in millions)
Excise Taxes	$7	$5	$14	$11

14. Comprehensive Income and Total Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended June 30, 2008 and 2007. Components of other comprehensive income and total comprehensive income for the six months ended June 30, 2008 and 2007 are presented in the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income.

Total Comprehensive Income (Loss)

	Three Months Ended June 30,
	2008	2007
	(in millions)
Net Income	$61	$47

Other comprehensive (loss) income
Unrealized (losses) gains on available-for-sale securities(a)	(1)	2
Cash flow hedges(b)	—	(1)

Other comprehensive (loss) income, net of tax	(1)	1

Total Comprehensive Income	$60	$48

(a)	Unrealized (losses) gains on available-for-sale securities, net of $1 million tax benefit and $1 million tax expense for the three months ended June 30, 2008 and 2007, respectively.
(b)	Cash flow hedges, net of $1 million tax benefit for the three months ended June 30, 2007.

15. Subsequent Events

For information on subsequent events related to acquisitions and dispositions of businesses and sales of other assets, intangibles, regulatory matters and commitments and contingencies, see Notes 3, 7, 9 and 10, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Duke Energy Indiana, Inc. (Duke Energy Indiana) is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Indiana generates, transmits, distributes and sells electricity in north central, central, and southern Indiana.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instructions H(2) of Form 10-Q.

DUKE ENERGY INDIANA

	Six Months Ended June 30,
	2008	2007	Increase
	(in millions)
Operating revenues	$1,193	$1,043	$150
Operating expenses	969	831	138
Gains on sales of other assets and other, net	3	—	3

Operating income	227	212	15
Other income and expenses, net	45	33	12
Interest expense	60	59	1

Income before income taxes	212	186	26
Income tax expense	73	70	3

Net income	$139	$116	$23

The $23 million increase in Duke Energy Indiana’s Net Income was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•	A $95 million increase in fuel revenues primarily due to increased coal costs and sales to wholesale customers,
•	A $37 million increase in retail revenues primarily related to recovery riders for environmental compliance capital and operating costs, and
•	A $13 million increase due to completion in 2007 of temporary rate reductions associated with regulatory approval of the Cinergy and Duke Energy merger.

Operating Expenses. The increase was primarily due to:

•	A $101 million increase in fuel costs primarily due to increased generation at coal plants and higher coal costs in 2008 as compared to 2007,
•

A $25 million increase in depreciation and amortization expense due primarily to additional capital spending, clean coal environmental compliance expenditures, and amortization related to demand side management costs, and

•	A $7 million increase in operation and maintenance due to higher storm and generation outage costs.

Gains on Sales of Other Assets and Other, net. The $3 million increase in gains on sales of other assets and other, net is attributable to gains on two sales of structures and land in 2008.

PART I

Other Income and Expenses, net. The $12 million increase in other income and expenses, net was due primarily to a $25 million favorable Indiana Utility Regulatory Commission ruling related to allowance for funds used during construction, partially offset by a decrease in interest income due to a federal tax audit settlement in 2007.

Income Tax Expense. The $3 million increase for the six months ended June 30, 2008 as compared to the same period in the prior year is primarily the result of higher pre-tax income, partially offset by a lower effective tax rate for the six months ended June 30, 2008 (34%) compared to the same period in 2007 (38%). The decrease in the effective tax rate is due primarily to higher allowance for funds used during construction (AFUDC) equity in 2008.

MATTERS IMPACTING FUTURE RESULTS

On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). See Note 10, “Commitments and Contingencies,” to the Consolidated Financial Statements for a discussion of the decision. Duke Energy Indiana is currently evaluating the effect of the decision on the carrying value of emission allowances. Franchised Electric has emission allowances and certain commitments to purchase emission allowances that could result in a quantity of emission allowances in excess of the amounts projected to be utilized for operations; however, management expects to seek regulatory recovery of any losses incurred as a result of any impairment or other charges recorded as a result of the vacating of CAIR.

OTHER MATTERS

At June 30, 2008, Duke Energy Indiana had approximately $340 million of auction rate pollution control bonds outstanding. The maximum auction rate for approximately $204 million of this debt is 2.0 times one-month London Interbank Offered Rate (LIBOR) and the maximum auction rate for the majority of the remaining auction rate debt is 1.75 times one-month LIBOR. While Duke Energy Indiana intends to refund and refinance these tax exempt auction rate bonds, the timing of such refinancing transactions is uncertain and subject to market conditions.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2008, see Note 9 to the Consolidated Financial Statements, “Regulatory Matters” and Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

DUKE ENERGY INDIANA, INC.

Date: August 14, 2008	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: August 14, 2008	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller