Form 10-Q
period 2008-09-30
Duke Energy Indiana, Inc.
filed 2008-11-13
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 Or

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

September 30, 2008

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
•

The influence of weather and other natural phenomena on Duke Energy Indiana’s operations, including the economic, operational and other effects of storms, hurricanes, tornados, droughts and other natural phenomena;

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

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Indiana for Cinergy Corp.’s defined benefit pension plans;
•	The level of creditworthiness of counterparties to Duke Energy Indiana’s transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for Duke Energy Indiana’s business unit, including the timing and success of efforts to develop domestic power and other projects;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues-Regulated Electric	$682	$634	$1,875	$1,677

Operating Expenses
Fuel used in electric generation and purchased power	290	261	757	627
Operation, maintenance and other	159	144	450	428
Depreciation and amortization	93	77	268	227
Property and other taxes	19	19	55	50
Total operating expenses	561	501	1,530	1,332
(Losses) Gains on Sales of Other Assets and Other, net	—	(1)	3	(1)
Operating Income	121	132	348	344
Other Income and Expenses, net	12	2	57	35
Interest Expense	33	21	93	80
Income Before Income Taxes	100	113	312	299
Income Tax Expense	36	42	109	112
Net Income	$64	$71	$203	$187

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$203	$12
Receivables (net of allowance for doubtful accounts of $1 at September 30, 2008 and $1 at December 31, 2007)	530	222
Inventory	167	138
Assets held for sale	—	2
Other	60	43
Total current assets	960	417
Investments and Other Assets
Restricted funds held in trust	2	10
Intangibles, net	60	75
Assets held for sale	—	115
Other	111	116
Total investments and other assets	173	316
Property, Plant and Equipment
Cost	8,780	8,270
Less accumulated depreciation and amortization	2,893	2,735
Net property, plant and equipment	5,887	5,535
Regulatory Assets and Deferred Debits
Deferred debt expense	43	42
Regulatory assets related to income taxes	65	54
Other	508	468
Total regulatory assets and deferred debits	616	564
Total Assets	$7,636	$6,832

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	September 30, 2008	December 31, 2007
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$282	$364
Notes payable and commercial paper	—	101
Taxes accrued	150	58
Interest accrued	40	34
Current maturities of long-term debt	228	47
Liabilities associated with assets held for sale	—	114
Other	75	71
Total current liabilities	775	789
Long-term Debt	2,640	2,099
Deferred Credits and Other Liabilities
Deferred income taxes	764	792
Investment tax credits	16	18
Accrued pension and other post-retirement benefit costs	287	256
Asset retirement obligations	14	13
Liabilities associated with assets held for sale	—	3
Other	601	519
Total deferred credits and other liabilities	1,682	1,601
Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,700 shares outstanding at September 30, 2008 and December 31, 2007	1	1

Additional paid-in capital	868	868
Retained earnings	1,659	1,456
Accumulated other comprehensive income	11	18
Total common stockholder’s equity	2,539	2,343
Total Liabilities and Common Stockholder’s Equity	$7,636	$6,832

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$203	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272	227
(Gains) losses on sales of other assets and other	(3)	1
Deferred income taxes and investment tax credit amortization	(35)	41
Accrued pension and other post-retirement benefit costs	24	29
Contribution to company-sponsored pension and other post-retirement benefit plans	—	(106)
(Increase) decrease in:
Receivables	(1)	(45)
Inventory	(29)	(4)
Other current assets	(16)	1
Increase (decrease) in:
Accounts payable	(38)	(14)
Taxes accrued	94	(60)
Other current liabilities	8	5
Regulatory asset/liability deferrals	(5)	(76)
Other assets	(37)	75
Other liabilities	7	(31)
Net cash provided by operating activities	444	230
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(583)	(437)
Investment expenditures	—	(2)
Purchases of available-for-sale securities	(15)	(20)
Proceeds from sales and maturities of available-for-sale securities	12	19
Purchases of emission allowances	(21)	(56)
Sales of emission allowances	27	14
Notes due from affiliate, net	(298)	120
Change in restricted funds held in trust	8	93
Other	(1)	—
Net cash used in investing activities	(871)	(269)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	621	—
Redemption of long-term debt	(47)	(2)
Notes payable to affiliate, net	49	17
Capital contribution from parent	—	24
Other	(5)	—
Net cash provided by financing activities	618	39
Net increase in cash and cash equivalents	191	—
Cash and cash equivalents at beginning of period	12	7
Cash and cash equivalents at end of period	$203	$7

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$52	$26
Reclassification of money pool borrowings to long-term debt	$150	$—

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2006	$1	$844	$1,226	$15	$6	$2,092
Net income	—	—	187	—	—	187
Other comprehensive loss
Cash flow hedges(a)	—	—	—	(1)	—	(1)

Total comprehensive income						186
Capital contribution from parent	—	24	—	—	—	24
Adoption of SFAS No. 158—measurement date provision(b)	—	—	(2)	—	—	(2)
Balance at September 30, 2007	$1	$868	$1,411	$14	$6	$2,300

Balance at December 31, 2007	$1	$868	$1,456	$12	$6	$2,343
Net income	—	—	203	—	—	203
Other comprehensive loss
Unrealized losses on available-for-sale securities(c)	—	—	—	—	(7)	(7)

Total comprehensive income						196
Balance at September 30, 2008	$1	$868	$1,659	$12	$(1)	$2,539

(a) Net of an insignificant tax benefit in 2007.
(b) Net of $2 tax benefit in 2007.
(c) Net of $5 tax benefit in 2008.

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

These Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Consolidated Financial Statements do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Consolidated Financial Statements and Notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, the Unaudited Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes in Duke Energy Indiana’s Form 10-K for the year ended December 31, 2007.

These Unaudited Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Indiana’s financial position and results of operations. Amounts reported in the interim Unaudited Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changing commodity prices and other factors.

Use of Estimates. To conform with GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt-hour for all customer classes to the number of estimated kilowatt-hours delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Receivables for unbilled revenues of $95 million and $85 million at September 30, 2008 and December 31, 2007, respectively, are included in the sales of accounts receivable to Cinergy Receivables Company, LLC (Cinergy Receivables). Duke Energy Indiana sells, on a revolving basis, nearly all of its retail accounts receivable and related collections to Cinergy Receivables, a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale treatment under Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” and, accordingly, Cinergy does not consolidate Cinergy Receivables and the transfers of receivables are accounted for as sales.

Other Non-Current Liabilities. As of September 30, 2008 and December 31, 2007, approximately $490 million and $464 million, respectively, of regulatory liabilities associated with asset removal costs were included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. At September 30, 2008 and December 31, 2007, these balances exceeded 5% of total liabilities.

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

The remainder of Duke Energy Indiana’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain allocated governance costs (see Note 9).

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

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2008
Franchised Electric	$682	$135	$93
Total reportable segment	682	135	93
Other	—	(8)	—
Interest expense	—	(33)	—
Interest income and other	—	6	—
Total consolidated	$682	$100	$93

Three Months Ended September 30, 2007
Franchised Electric	$634	$150	$77
Total reportable segment	634	150	77
Other	—	(13)	—
Interest expense	—	(21)	—
Interest income and other	—	(3)	—
Total consolidated	$634	$113	$77

Nine Months Ended September 30, 2008
Franchised Electric	$1,875	$424	$268
Total reportable segment	1,875	424	268
Other	—	(35)	—
Interest expense	—	(93)	—
Interest income and other	—	16	—
Total consolidated	$1,875	$312	$268

Nine Months Ended September 30, 2007
Franchised Electric	$1,677	$400	$227
Total reportable segment	1,677	400	227
Other	—	(40)	—
Interest expense	—	(80)	—
Interest income and other	—	19	—
Total consolidated	$1,677	$299	$227

(a)	There were no intersegment revenues for the three and nine months ended September 30, 2008 and 2007.

Segment Assets

At September 30, 2008 and December 31, 2007, all of Duke Energy Indiana’s assets are owned by its only reportable business segment, Franchised Electric.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

3. Acquisitions and Dispositions of Businesses and Sales of Other Assets

Dispositions. In December 2006, Duke Energy Indiana agreed to sell one unit of its Wabash River Power Station (Unit 1) to Wabash Valley Power Association Inc. The sale was approved by the Indiana Utility Regulatory Commission (IURC), the Federal Energy Regulatory Commission (FERC), the Federal Trade Commission and the U.S. Department of Justice (DOJ) during 2007. On December 31, 2007, Duke Energy Indiana received proceeds of approximately $114 million, which was equivalent to the net book value of Unit 1 at the time of sale. Since, pursuant to the terms of the purchase and sale agreement, the effective date of the sale was January 1, 2008, the assets of Unit 1 were reflected as Assets Held for Sale within Investments and Other Assets on the Consolidated Balance Sheets at December 31, 2007 and a corresponding liability equal to the cash received was included in Liabilities Associated with Assets Held for Sale within Current Liabilities on the Consolidated Balance Sheets at December 31, 2007. Since the sales price was equal to the net book value of Unit 1 at the transaction date, no gain or loss was recognized on the sale. The sale was completed on January 1, 2008.

Other Asset Sales. For the nine months ended September 30, 2008, Duke Energy Indiana had two sales of structures and land that resulted in approximately $3 million in proceeds and net pre-tax gains of $3 million recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. There were no sales of other assets during the three months ended September 30, 2008. For the three and nine months ended September 30, 2007, Duke Energy Indiana had net pre-tax losses of approximately $1 million related to other asset sales recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations.

4. Inventory

Inventory consists primarily of coal held for electric generation and materials and supplies and is recorded primarily using the average cost method.

	September 30, 2008	December 31, 2007
	(in millions)
Coal held for electric generation	$102	$80
Materials and supplies	65	58

Total inventory	$167	$138

5. Debt and Credit Facilities

Debt Issuance. In August 2008, Duke Energy Indiana issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.35% and matures August 15, 2038. Proceeds from this issuance were used to fund capital expenditures and for general purposes, including the repayment of short-term notes and to redeem first mortgage bonds maturing in September 2008.

Available Credit Facilities and Capacity Utilized Under Available Credit Facilities. In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sub limit of Duke Energy Indiana, subject to maximum cap limitation, at any time. At September 30, 2008, Duke Energy Indiana had a borrowing sub limit under Duke Energy’s master credit facility of $400 million. In October 2008, Duke Energy reallocated the borrowing sub limits under the master credit facility, which resulted in the increase to Duke Energy Indiana’s borrowing sub limit by $50 million to $450 million. Additionally, in October 2008, Duke Energy terminated the participation of one of the financial institutions supplying approximately $63 million of credit commitment under its master credit facility, which reduced the total credit facility capacity under Duke Energy’s master credit facility to approximately $3.14 billion. This termination reduced Duke Energy Indiana’s borrowing sub limit by approximately $9 million. The amount available to Duke Energy Indiana under its sub limit to Duke Energy’s master credit facility has been reduced by drawdowns of cash, short-term and long-term borrowings through the money pool arrangement, and the use of the master credit facility to backstop issuances of letters of credit and pollution control bonds, as discussed below.

In September 2008, Duke Energy and its wholly-owned subsidiaries, including Duke Energy Indiana, borrowed a total of approximately $1 billion under Duke Energy’s master credit facility. Of the approximate $1 billion, Duke Energy Indiana’s portion is approximately $121 million. The loan, which is a revolving credit loan, bears interest at the bank prime rate and is due in September 2009; however,

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Indiana has the ability under the master credit facility to renew the loan up through the date the master credit facility matures, which is in June 2012. As Duke Energy Indiana has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility, Duke Energy Indiana’s borrowing is reflected as Long-Term Debt on the Consolidated Balance Sheets at September 30, 2008. This borrowing reduces Duke Energy Indiana’s available credit capacity under Duke Energy’s Master Credit Facility, as discussed above.

Duke Energy Indiana receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. As of September 30, 2008, Duke Energy Indiana had net receivables of approximately $298 million, which are classified within Receivables in the accompanying Consolidated Balance Sheets. As discussed further below, at September 30, 2008, $150 million of Duke Energy Indiana’s money pool borrowings were classified as long-term borrowings within Long-Term Debt in the accompanying Consolidated Balance Sheets. As of December 31, 2007, Duke Energy Indiana had net short-term borrowings of approximately $101 million, which are classified within Notes Payable and Commercial Paper in the accompanying Consolidated Balance Sheets. During the nine months ended September 30, 2008 and 2007, the $49 million and $17 million increases, respectively, in short-term and long-term money pool borrowings, are reflected in Notes Payable to Affiliate, net within Net cash provided by financing activities on the Consolidated Statements of Cash Flows. During the nine months ended September 30, 2008 and 2007, the $298 million increase and $120 million decrease in money pool receivables, respectively, are reflected in Notes Due from Affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows.

At September 30, 2008, approximately $186 million of certain pollution control bonds and $150 million of intercompany loans between Duke Energy Indiana and Duke Energy associated with borrowings via the money pool, both of which are short-term obligations by nature, are classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Indiana’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Indiana the ability to refinance these short-term obligations on a long-term basis. Of the $186 million of pollution control bonds outstanding at September 30, 2008, approximately $136 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific credit facilities separate from the master credit facility.

At December 31, 2007, approximately $186 million of certain pollution control bonds were classified as Long-Term Debt on the Consolidated Balance Sheets for the reasons noted above.

In September 2008, Duke Energy Indiana and Duke Energy Kentucky, Inc., a wholly-owned subsidiary of Duke Energy, collectively entered into a $330 million letter of credit agreement with a syndicate of banks. Under this letter of credit agreement, Duke Energy Indiana may request the issuance of letters of credit up to approximately $279 million on its behalf to support various series of variable rate demand bonds issued or to be issued on behalf of Duke Energy Indiana. This credit facility, which is not part of Duke Energy’s master credit facility, may not be used for any purpose other than to support the variable rate demand bonds issued by Duke Energy Indiana and Duke Energy Kentucky, Inc.

Restrictive Debt Covenants. Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy and Duke Energy Indiana to not exceed 65%. Duke Energy Indiana’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2008, Duke Energy and Duke Energy Indiana were in compliance with all covenants that would impact Duke Energy Indiana’s ability to borrow funds under the debt and credit facilities. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

6. Employee Benefit Obligations

Duke Energy Indiana participates in pension and other post-retirement benefit plans sponsored by Cinergy. Duke Energy Indiana’s net periodic benefit costs as allocated by Cinergy were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Qualified Pension Benefits	$4	$4	$13	$14
Non-Qualified Pension Benefits	—	1	—	1
Other Post-Retirement Benefits	3	2	11	14

Total Pension and Other Post-Retirement Benefit Plans Expense	$7	$7	$24	$29

Duke Energy’s policy is to fund amounts for its U.S. qualified pension retirement plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not require Duke Energy Indiana to make contributions to the legacy Cinergy qualified and non-qualified pension plans during the three or nine months ended September 30, 2008 and Duke Energy does not anticipate requiring Duke Energy Indiana to make contributions to the legacy Cinergy qualified or non-qualified pension plans during the remainder of 2008. During the nine months ended September 30, 2007, approximately $350 million of qualified pension plan contributions were made to the legacy Cinergy qualified pension plans, of which approximately $92 million represents contributions made by Duke Energy Indiana. During the three and nine months ended September 30, 2007, approximately $32 million of other post-retirement plan contributions were made to the legacy Cinergy other post-retirement plans, of which approximately $14 million represents contributions made by Duke Energy Indiana. Additionally, Duke Energy Indiana participates in Cinergy sponsored employee savings plans that cover substantially all Duke Energy Indiana employees. Duke Energy Indiana made its proportionate share of pre-tax employer matching contributions of approximately $1 million and $4 million during the three and nine months ended September 30, 2008, respectively. Duke Energy Indiana made its proportionate share of pre-tax employer matching contributions of approximately $1 million and $3 million during the three and nine months ended September 30, 2007, respectively.

7. Intangibles

The carrying amount and accumulated amortization of intangible assets as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Emission allowances	$43	$57
Gas, coal and power contracts	24	24

Total gross carrying amount	67	81
Accumulated amortization—gas, coal and power contracts	(7)	(6)

Total intangible assets, net	$60	$75

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Emission allowances in the table above include emission allowances purchased by Duke Energy Indiana and certain zero cost emission allowances allocated to Duke Energy Indiana on an annual basis. The change in the gross carrying value of emission allowances during the nine months ended September 30, 2008 is as follows:

(in millions)
Gross carrying value at January 1, 2008	$57
Purchases of emission allowances	21
Sales and consumption of emission allowances(a)	(37)
Other changes	2

Gross carrying value at September 30, 2008	$43

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the three months ended September 30, 2008 and 2007 were $14 million and $25 million, respectively. Carrying value of emission allowances sold or consumed during the nine months ended September 30, 2008 and 2007 were $37 million and $72 million, respectively.

Amortization expense for gas, coal and power contracts for both the three months ended September 30, 2008 and 2007 was insignificant. Amortization expense for gas, coal and power contracts for both the nine months ended September 30, 2008 and 2007 was approximately $1 million.

8. Impairments

Emission Allowances. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). See Note 11 for further discussion of the decision, which resulted in sharp declines in market prices of sulfur dioxide (SO2) and nitrogen oxide (NOx) allowances in the third quarter of 2008 due to uncertainty associated with future federal requirements to reduce emissions. Accordingly, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Duke Energy Indiana evaluated the carrying value of emission allowances held for impairment at September 30, 2008.

Duke Energy Indiana has emission allowances and certain commitments to purchase emission allowances that, based on management’s best estimate at September 30, 2008, resulted in a quantity of emission allowances in excess of the amounts projected to be utilized for operations. The excess emission allowances include forward contracts to purchase SO2 allowances to cover forecasted shortfalls in emission allowances necessary for operations that were entered into prior to the July 11, 2008 CAIR decision. Prior to the vacating of the CAIR, these forward contracts, which primarily settle in the fourth quarter of 2008 and 2009, qualified for the normal purchase/normal sale (NPNS) exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended. However, since certain of these forward contracts can no longer be considered probable of use in the normal course of operations due to the excess over forecasted needs, in September 2008, Duke Energy Indiana determined that these contracts no longer qualified for the NPNS exception under SFAS No. 133. At the time this determination was made, the fair value of the contracts was a liability of approximately $34 million. Since Duke Energy Indiana anticipates regulatory recovery of the cost of these emission allowances in normal course, a corresponding regulatory asset was recorded on the Consolidated Balance Sheets at September 30, 2008. These forward contracts will continue to be marked-to-market, with an offset to the regulatory asset balance, until ultimate settlement.

Management will continue to assess the forecasted usage and carrying value of emission allowances going forward to determine if further impairment write-downs are necessary. See Note 7 for further information regarding the carrying value of emission allowances.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

9. Related Party Transactions

Duke Energy Indiana engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal regulatory commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Current assets due from affiliated companies(a)(d)	$11	$5
Current liabilities due to affiliated companies(b)(d)	$(167)	$(157)
Net deferred tax liabilities to Duke Energy(c)(d)	$(579)	$(612)

(a)	Of the balance at September 30, 2008, approximately $9 million is classified as Receivables and approximately $2 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $1 million is classified as Receivables and approximately $4 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(b)	Of the balance at September 30, 2008, approximately $(132) million is classified as Accounts Payable and approximately $(35) million is classified as Taxes Accrued on the Consolidated Balance Sheets. The balance at December 31, 2007 is classified as Accounts Payable on the Consolidated Balance Sheets.
(c)	Of the balance at September 30, 2008, approximately $(577) million is classified as Deferred Income Taxes, approximately $(16) million is classified as Investment Tax Credits and approximately $14 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $(606) million is classified as Deferred Income Taxes, $(18) million is classified as Investment Tax Credits and approximately $12 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(d)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.

Duke Energy Indiana is allocated its proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other third party costs. The expenses associated with certain allocated corporate governance and other service costs for Duke Energy Indiana, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations, were approximately $100 million and $79 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $234 million and $208 million for the nine months ended September 30, 2008 and 2007, respectively.

Duke Energy Indiana incurs expenses related to its property insurance coverage through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations, were approximately $2 million and $3 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $6 million and $16 million for the nine months ended September 30, 2008 and 2007, respectively. Additionally, Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy. Rental income was approximately $2 million for each of the three months ended September 30, 2008 and 2007, respectively, and approximately $7 million and $6 million for the nine months ended September 30, 2008 and 2007, respectively.

Duke Energy Indiana participates in Cinergy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans (see Note 6). Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations from Cinergy of approximately $297 million at September 30, 2008 and approximately $266 million at December 31, 2007. These amounts have been classified in the Consolidated Balance Sheets as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Other current liabilities	$3	$3
Accrued pension and other post-retirement benefit costs	$287	$256
Other deferred credits and other liabilities	$7	$7

As discussed in Note 1, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified as Receivables in the Consolidated Balance Sheets and was approximately $89 million and $111 million as of September 30, 2008 and December 31, 2007, respectively. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

$4 million and $5 million for three months ended September 30, 2008 and 2007, respectively, and approximately $12 million and $13 million for the nine months ended September 30, 2008 and 2007, respectively.

During the second quarter of 2007, Duke Energy Indiana received a $24 million capital contribution from its parent, Duke Energy.

As discussed in Note 5, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. The expenses associated with money pool activity, which are recorded in Interest Expense on the Consolidated Statements of Operations, were approximately $1 million and an insignificant amount for the three months ended September 30, 2008 and 2007, respectively, and approximately $4 million and an insignificant amount for the nine months ended September 30, 2008 and 2007, respectively. The income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $1 million for each of the three months ended September 30, 2008 and 2007, and approximately $1 million and $4 million for the nine months ended September 30, 2008 and 2007, respectively.

10. Regulatory Matters

Regulatory Merger Approvals

On April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). While the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to certain conditions. Key elements of these conditions include:

•

The IURC required that Duke Energy Indiana provide a rate reduction of $40 million to its customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology. In April 2006, Citizens Action Coalition of Indiana, Inc., an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that Duke Energy Indiana should be ordered to provide an additional $5 million in rate reduction to customers to be consistent with the terms of the North Carolina Utilities Commission’s order approving the merger. In May 2006, the IURC denied the petition for rehearing and reconsideration. As of April 30, 2007, Duke Energy Indiana had completed its merger related reductions and filed a notice with the IURC to terminate the merger credit rider. Approximately $13 million of the rate reduction was passed through to customers during the nine months ended September 30, 2007.

•	The FERC approved the merger without conditions.

Restrictions on the ability of Duke Energy Indiana to Make Dividends, Advances and Loans to Duke Energy Corporation. As a condition of approving the merger of Duke Energy and Cinergy, the IURC imposed conditions (the Merger Conditions) on the ability of Duke Energy Indiana to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Duke Energy Indiana shall limit cumulative distributions paid subsequent to the Duke Energy-Cinergy merger to (i) the amount of retained earnings on the day prior to the closing of the merger plus (ii) any future earnings recorded by Duke Energy Indiana subsequent to the merger. In addition, Duke Energy Indiana will not declare and pay dividends out of capital or unearned surplus without prior authorization of the IURC. At September 30, 2008, Duke Energy Indiana had restricted net assets of approximately $0.9 billion that may not be transferred to Duke Energy without appropriate approval based on the aforementioned Merger Conditions.

Franchised Electric

Rate Related Information. The IURC approves rates for retail electric sales within Indiana. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

Indiana Allowance for Funds Used During Construction (AFUDC) Ruling. Duke Energy Indiana recovers financing and other operating costs associated with certain environmental control property through a rate adjustment mechanism. In January 2008 the IURC approved the inclusion of an accounting adjustment for AFUDC affecting the value of the property. The Indiana Office of Utility Consumer Counselor (OUCC) filed a petition asking the IURC to rehear and reconsider its decision regarding approval of the amount of AFUDC included in the value of the property. The IURC issued an order in the second quarter of 2008 denying the OUCC’s request and upholding its original decision. The IURC’s Order on Reconsideration is currently on appeal before the Indiana Court of Appeals. Duke Energy Indiana recorded the favorable impacts of this IURC ruling as a component of Other Income and Expenses, net on the Consolidated Statements of Operations, which amounted to approximately $25 million during the nine months ended September 30, 2008.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Energy Efficiency. In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider proposal is based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. A number of parties have intervened in the proceeding. On May 29, 2008, Duke Energy Indiana and Vectren Energy Delivery of Indiana, Inc. (Vectren) filed a stipulation and settlement agreement in the proceeding. On August 1, 2008, Duke Energy Indiana reached a settlement agreement with the OUCC resolving all issues in the proceeding. The settlement agreement was filed with the IURC on August 15, 2008. On October 31, 2008, Duke Energy Indiana reached a settlement agreement with Nucor Corporation, Steel Dynamics, Inc. and the Kroger Company resolving all issues in the proceeding. The settlement agreement was filed with the IURC on November 3, 2008. Duke Energy Indiana has not reached a settlement with the other intervenors in the proceeding. An evidentiary hearing with the IURC is anticipated to occur in the first quarter of 2009.

Capital Expansion Projects

Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren filed a joint petition with the IURC seeking a Certificate of Public Convenience and Necessity (CPCN) for the construction of a 630 megawatt (MW) IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional baseload generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including approximately $120 million of AFUDC). In June 2007, Vectren decided not to proceed with the CPCN petition, and in August 2007, Vectren formally withdrew its participation in the IGCC plant. In June 2007, a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. The IURC also approved Duke Energy Indiana’s proposal to initiate a proceeding in May 2008 concerning proposals for the study of partial carbon capture, sequestration and/or enhanced oil recovery for the Edwardsport IGCC Project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the IURC Order to the Indiana Court of Appeals and also appealed the air permit. The Joint Brief of the Appellants in the appeal of the CPCN case was filed on May 30, 2008 and the Duke Energy Indiana Brief of Appellee was filed on July 23, 2008 in the appeal of the IURC CPCN Order. On October 16, 2008, the Indiana Court of Appeals affirmed the IURC’s grant of Duke Energy Indiana’s CPCN petition.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture, sequestration and/or enhanced oil recovery, as required by the IURC’s November 2007 CPCN Order. An evidentiary hearing was conducted on August 25, 2008. Proposed orders were submitted by the parties in September and an order is expected later this year. Under the CPCN Order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. Duke Energy Indiana has begun construction on the Edwardsport IGCC plant.

Federal Advanced Clean Coal Tax Credits. Duke Energy Indiana has been awarded approximately $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. Since these credits were issued, Appalachian Voices and The Canary Coalition of Sylva have filed suit in a Washington federal court attempting to block tax credits issued to Duke Energy and other utilities that are in the process of constructing clean-coal technology plants throughout the United States, citing that the Department of Energy (DOE) violated the National Environmental Protection Act in granting these credits. The groups are seeking a preliminary injunction requiring the DOE to suspend the credits until the merits of the suit can be heard. Duke Energy Indiana believes these credits were properly awarded.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Other Matters

Power Hedging. Duke Energy Indiana recovers its actual fuel costs quarterly through a rate adjustment mechanism. In a recent fuel clause proceeding, certain industrial customers and the OUCC intervened and a subdocket was established to address an issue raised by the OUCC and the intervenors concerning the recovery of costs associated with certain power hedging activities. An evidentiary hearing in the power hedging proceeding was held in June 2007. A settlement agreement between the OUCC and Duke Energy Indiana was filed with the IURC in May 2008 and on June 25, 2008, the IURC issued a decision approving the settlement agreement, thereby resolving all disputed issues related to Duke Energy Indiana’s power hedging activities. Among other matters, the settlement agreement provided for a one-time credit of $1 million reflected in Duke Energy Indiana’s next fuel clause proceeding (FAC77). Under the settlement agreement and resulting order, the “subject to refund” provisions contained in prior FAC orders related to power hedging costs has been removed. In addition, the settlement agreement and order provide for an ongoing hedging methodology, beginning August 1, 2008, continuing until permanent hedging protocols are developed and approved by the IURC.

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

Gibson Unit 4 Outage. In another recent fuel clause proceeding, the IURC granted a motion by the Industrial Group and Nucor Corporation to establish a subdocket to examine whether imprudence in Duke Energy Indiana’s maintenance practices led to a forced outage at Gibson Station Unit 4 during January-March 2008. The outage contributed to notably higher fuel and purchased power costs during the outage. A hearing on this subdocket proceeding has been scheduled for January 27, 2009. The IURC authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the subdocket proceeding subject to refund (similar to prior subdockets) pending the outcome of this new subdocket related to maintenance practices for Gibson Station Unit 4.

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

Midwest ISO’s Establishment of an Ancillary Services Market. On February 25, 2008, the FERC conditionally accepted the Midwest ISO proposal to implement a day-ahead and real-time ancillary services market (ASM), including a scarcity pricing proposal. By approving the ASM proposal, the FERC essentially approved the transfer and consolidation of Balancing Authority responsibility in the Midwest ISO so that it will become the North American Electric Reliability Council-certified Balancing Authority for the entire Midwest ISO area. This will allow the Midwest ISO to determine operating reserve requirements and procure operating reserves from all qualified resources from an organized market, in place of the current system of local management and procurement of reserves by the 24 Balancing Authorities. The Midwest ISO delayed the ASM launch date, previously scheduled for September 9, 2008 to January 6, 2009. In January 2008, Duke Energy Indiana and three other Indiana utilities filed a joint petition with the IURC, requesting, among other things, authority to transfer additional balancing authority functions to the Midwest ISO and for recovery of costs incurred under the ASM. On August 13, 2008 the IURC issued an order authorizing the Joint Petitioners to transfer additional balancing authority functions to the Midwest ISO, to participate in the Ancillary Services Market and to defer ASM costs pending a final order in the case. On September 29, 2008, Duke Energy Indiana, Vectren and the OUCC filed a Joint Stipulation and Agreement with the IURC reflecting the settlement by the OUCC with each of these utilities on the cost recovery aspects of the proceeding. No settlement has been achieved by Duke Energy Indiana or Vectren with the intervenors in the proceeding. A hearing is scheduled on the settlement and cost recovery issues contested by other parties on December 22, 2008.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

11. Commitments and Contingencies

Environmental

Duke Energy Indiana is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Indiana.

Remediation Activities. Duke Energy Indiana is responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Indiana operations, sites formerly owned or used by Duke Energy Indiana entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Indiana could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Indiana may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Three of five coal-fired generating facilities in which Duke Energy Indiana is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case and briefs were filed on July 14, 2008. Oral argument is scheduled for December 2, 2008. A decision is not likely until 2009. If the Supreme Court upholds the lower court decision, it is expected that costs will increase as a result of the court’s decision, although Duke Energy Indiana is unable to estimate its costs to comply.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR was to have limited total annual and summertime NOX emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 was to begin in 2009 for NOX and in 2010 for SO2. Phase 2 was to begin in 2015 for both NOX and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating CAIR. A decision is pending on that petition. Subsequent to the filing of the rehearing petitions, the D.C. Circuit ordered all Petitioners (including Duke Energy) to file briefs on the petition for rehearing. The D.C. Circuit directed the parties to address whether any party is seeking vacatur of CAIR, and whether the Court should stay its mandate until the EPA promulgates a revised rule. Duke Energy has responded to the request accordingly. The D.C. Circuit’s decision creates uncertainty regarding future NOx and SO2 emission reductions requirements and their timing. Although as a result of the decision there may be a delay in the timing of federal requirements to reduce emissions, it is expected that electric sector emission reductions at least as stringent as those imposed by CAIR will be required in the near future, through new federal rules and/or individual state requirements. CAIR remains in effect until the Court issues its mandate, which will be not be before it decides whether to grant rehearing. Duke Energy Indiana’s plan had been to spend approximately $150 million between 2008 and 2012 to comply with Phase 1 of CAIR and approximately $200 million for CAIR Phase 2 compliance costs over the period 2008-2017. It has not been determined how the court’s decision will affect these planned expenditures but Indiana is considering adopting state regulations to address the court’s decision. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of CAIR/Clean Air Mercury Rule (CAMR) in Indiana. Despite the court’s decision, Duke Energy Indiana believes all costs determined to be prudently incurred to comply with such rules will be recovered through rates approved by the IURC.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Indiana is unable to estimate the costs to comply with any new rule the EPA or Indiana may issue as a result of this decision. See Note 8 for a discussion of the impacts of the D.C. Circuit Court’s decision to vacate CAIR on the carrying value of emission allowances.

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008, the D.C. Circuit issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. Requests for rehearing were denied. The U.S. EPA and the Utility Air Regulatory Group have requested that the U.S. Supreme Court review the D.C. Circuit’s decision. The D.C. Circuit’s decision creates uncertainty regarding future mercury emission reduction requirements and their timing, but makes it fairly certain that there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants. At this point, Duke Energy Indiana is unable to estimate the costs to comply with any future mercury regulations that might result from the D.C. Circuit’s decision.

Coal Combustion Product (CCP) Management. Duke Energy Indiana currently estimates that it will spend approximately $155 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $13 million and $10 million as of September 30, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy Indiana’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. DOJ, acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOX and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of Duke Energy Indiana’s plants have been subject to these allegations. Duke Energy Indiana asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Duke Energy Indiana alleging various violations of the CAA for various projects at Duke Energy Indiana’s Cayuga, Gallagher, Wabash River, and Gibson Stations. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio, a wholly-owned subsidiary of Duke Energy, and Duke Energy Indiana on all but three units at Wabash River. The remedy phase for the three Wabash River units, originally scheduled to commence in December 2008, has been rescheduled for February 2009. Based on previous rulings by the judge in this case, the Wabash River units are not subject to civil penalties; and therefore, the remedy phase will address only the appropriate injunctive relief, which could result in Duke Energy Indiana installing additional environmental equipment or potentially ceasing operations of the units.

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

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

It is not possible to estimate the damages, if any, that Duke Energy Indiana might incur in connection with these matters. Ultimate resolution of these matters relating to NSR, even in settlement, could have a material adverse effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position. However, Duke Energy Indiana will pursue appropriate regulatory treatment for any costs incurred in connection with such resolution.

Section 126 Petitions. In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states, including Indiana, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards. In August 2005, the EPA issued a proposed response to the petition. The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states. The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR Federal Implementation Plan (FIP) that would address the air quality concerns from neighboring states. On April 28, 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above. North Carolina has filed a legal challenge to the EPA’s denial. Briefing in that case is under way. At this time, Duke Energy Indiana cannot predict the outcome of this proceeding.

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

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their appeal to the Fifth Circuit Court of Appeals and oral

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

argument was heard on August 6, 2008. Due to the late recusal of one of the judges on the Fifth Circuit panel, the Court has scheduled the second oral argument for the week of November 3, 2008. It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with this matter.

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

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of September 30, 2008 and December 31, 2007, Duke Energy Indiana has recorded insignificant reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. Duke Energy Indiana enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

12. Fair Value of Financial Assets and Liabilities

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

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP in the U.S. and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under SFAS No. 157 focuses on an exit price, which is the price that would be received by Duke Energy Indiana to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although SFAS No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

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

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

The following table provides the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Consolidated Balance Sheets at fair value at September 30, 2008:

	Total Fair Value Amounts at September 30, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Other long-term available-for-sale securities(a)	$75	$45	$30	$—
Derivative assets(b)	21	—	1	20

Total Assets	$96	$45	$31	$20

Derivative liabilities(c)	$(35)	$—	$(35)	$—

Net Assets	$61	$45	$(4)	$20

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(c)

Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. This balance primarily represents the fair value of forward contracts to purchase SO2 allowances, as discussed in Note 8.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

Derivatives
(in millions)
Three Months Ended September 30, 2008
Balance at July 1, 2008	$32
Net purchases, sales, issuances and settlements	(1)
Total losses included on balance sheet as regulatory asset or liability or as current or non-current liability	(11)

Balance at September 30, 2008	$20

Nine Months Ended September 30, 2008
Balance at January 1, 2008	$—
Net purchases, sales, issuances and settlements	(16)
Total gains included on balance sheet as regulatory asset or liability or as current or non-current liability	36

Balance at September 30, 2008	$20

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

13. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Indiana subsequent to September 30, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157. Refer to Note 12 for a discussion of Duke Energy Indiana’s adoption of SFAS No. 157.

SFAS No. 159. Refer to Note 12 for a discussion of Duke Energy Indiana’s adoption of SFAS No. 159.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Indiana as of September 30, 2008:

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (SFAS No. 161). In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Indiana will adopt SFAS No. 161 as of January 1, 2009 and SFAS No. 161 encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of SFAS No. 161 will not have any impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

14. Income Taxes and Other Taxes

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

At September 30, 2008, Duke Energy Indiana has approximately $30 million recorded for unrecognized tax benefits and no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. It is reasonably possible that Duke Energy Indiana will reflect an approximate $25 million reduction in unrecognized tax benefits in the next twelve months due to expected settlements.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Indiana has the following tax years open:

Jurisdiction	Tax Years
Federal	2000 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

The effective tax rate for the three months ended September 30, 2008 was approximately 36% as compared to the effective tax rate of approximately 37% for the same period in 2007. The effective tax rate for the nine months ended September 30, 2008 was approximately 35% as compared to the effective tax rate of approximately 37% for the same period in 2007. The decrease in the effective tax rate for both the three and nine months ended September 30, 2008 is due primarily to higher AFUDC equity in 2008.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as Operating Revenues in the accompanying Consolidated Statements of Operations were approximately $8 million and $9 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $22 million and $20 million for the nine months ended September 30, 2008 and 2007, respectively.

15. Comprehensive Income and Total Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended September 30, 2008 and 2007. Components of other comprehensive income and total comprehensive income for the nine months ended September 30, 2008 and 2007 are presented in the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income.

Total Comprehensive Income

	Three Months Ended September 30,
	2008	2007
	(in millions)
Net Income	$64	$71

Other comprehensive loss
Unrealized losses on available-for-sale securities(a)	(3)	(2)

Other comprehensive loss, net of tax	(3)	(2)

Total Comprehensive Income	$61	$69

(a)	Unrealized losses on available-for-sale securities, net of approximately $2 million and $1 million tax benefit for the three months ended September 30, 2008 and 2007, respectively.

16. Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters and commitments and contingencies, see Notes 5, 10 and 11, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Unaudited Consolidated Financial Statements.

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

DUKE ENERGY INDIANA

	Nine Months Ended September 30,
	2008	2007	Increase (Decrease)
	(in millions)
Operating revenues	$1,875	$1,677	$198
Operating expenses	1,530	1,332	198
Gains (losses) on sales of other assets and other, net	3	(1)	4

Operating income	348	344	4
Other income and expenses, net	57	35	22
Interest expense	93	80	13

Income before income taxes	312	299	13
Income tax expense	109	112	(3)

Net income	$203	$187	$16

The $16 million increase in Duke Energy Indiana’s Net Income was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•	A $158 million increase in fuel revenues primarily due to increased coal costs and sales to wholesale customers,
•	A $47 million increase in retail revenues primarily related to recovery riders for environmental compliance capital and operating costs, and
•	A $13 million increase due to completion in 2007 of temporary rate reductions associated with regulatory approval of the Cinergy and Duke Energy merger.

Partially offsetting these increases was:

•	A $27 million decrease in sales to retail customers due to milder weather and declining sales volumes within the residential and industrial sectors.

Operating Expenses. The increase was primarily due to:

•	A $131 million increase in fuel costs primarily due to increased generation at coal plants and higher coal costs in 2008 as compared to 2007,
•

A $41 million increase in depreciation and amortization expense due primarily to additional capital spending, clean coal environmental compliance expenditures, and amortization related to demand side management costs, and

•	A $22 million increase in operation and maintenance due primarily to higher storm costs.

PART I

Gains (Losses) on Sales of Other Assets and Other, net. The $4 million increase is attributable to gains on two sales of structures and land in 2008.

Other Income and Expenses, net. The $22 million increase was due primarily to a $25 million favorable Indiana Utility Regulatory Commission ruling related to allowance for funds used during construction (AFUDC), partially offset by a decrease in interest income due to a federal tax audit settlement in 2007.

Income Tax Expense. The $3 million decrease is primarily the result of a lower effective tax rate for the nine months ended September 30, 2008 (35%) compared to the same period in 2007 (37%), partially offset by higher pre-tax income. The decrease in the effective tax rate is due primarily to higher AFUDC equity in 2008.

OTHER MATTERS

Duke Energy Indiana has approximately $340 million of auction rate pollution control bonds outstanding. The maximum auction rate for these pollution control bonds outstanding is 2.0 times one-month London Interbank Offered Rate (LIBOR). While Duke Energy Indiana intends to refund and refinance these tax exempt auction rate bonds, the timing of such refinancing transactions is uncertain and subject to market conditions.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2008 and other than the third quarter financial system changes described below, have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the third quarter of 2008, Duke Energy Indiana converted the general ledger and consolidation systems to those currently used by other Duke Energy operations. Additionally, Duke Energy Indiana implemented a new income tax system and upgraded the asset accounting system. These system changes are a result of an evaluation of previous systems and related processes to support evolving operational needs, and are not the result of any identified deficiencies in the previous systems. Duke Energy Indiana reviewed the implementation effort as well as the impact on Duke Energy Indiana’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address these system changes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2008, see Note 10 to the Consolidated Financial Statements, “Regulatory Matters” and Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Duke Energy Indiana’s financial condition or future results. In addition to the risk factors included in Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2007, Duke Energy Indiana has identified the following risk factor as of September 30, 2008:

Current Levels of Market Volatility are Unprecedented

The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. If current levels of market disruption and volatility continue or worsen, Duke Energy Indiana may be forced to meet its other liquidity needs by further drawing upon contractually committed lending agreements primarily provided by global banks, although there is no assurance that the commitments made by lenders under Duke Energy’s master credit facility will be available if needed due to the recent turmoil throughout the financial services industry. This could require Duke Energy Indiana to seek other funding sources. However, under such extreme market conditions, there can be no assurance other funding sources would be available or sufficient.

Additional risks and uncertainties not currently known to Duke Energy Indiana or that Duke Energy Indiana currently deems to be immaterial also may adversely affect Duke Energy Indiana’s financial condition and/or results of operations.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number

*10.1	$330,000,000 Letter of Credit Agreement dated as of September 19, 2008, among Duke Energy Indiana, Inc., Duke Energy Kentucky, Inc., the banks listed therein, Bank of America, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria, S.A.-New York Branch, as Syndication Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., Intesa Sanpaolo S.p.A., New York Branch, Mizuho Corporate Bank (USA), and Wells Fargo Bank, National Association, as Co-Documentation Agents.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY INDIANA, INC.

Date: November 13, 2008	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: November 13, 2008	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller