Form 10-K
period 2008-12-31
Duke Energy Indiana, Inc.
filed 2009-03-13
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

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

DECEMBER 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State and federal legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Indiana, Inc.’s (Duke Energy Indiana) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Indiana’s operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornados;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation facilities;
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

PART I

Item 1. Business.

GENERAL

Overview. Duke Energy Indiana, Inc. (Duke Energy Indiana), an Indiana corporation organized in 1942, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). In the second quarter of 2006, Duke Energy and Cinergy consummated a merger that combined the Duke Energy and Cinergy regulated franchises, as well as deregulated generation in the Midwestern United States.

Business Segments. At December 31, 2008, Duke Energy Indiana operated one business segment, Franchised Electric, which is considered a reportable segment under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Duke Energy Indiana’s chief operating decision maker regularly reviews financial information about this business segment in deciding how to allocate resources and evaluate performance. For additional information regarding this business segment, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”

The following is a brief description of the nature of operations of the Franchised Electric business segment, as well as Other.

Franchised Electric. Franchised Electric consists of Duke Energy Indiana’s regulated generation, transmission and distribution operations. Franchised Electric plans, constructs, operates and maintains Duke Energy Indiana’s generation, transmission and distribution systems and delivers electric energy to consumers in central, north central and southern Indiana. This business is subject to cost of service rate making where rates to be charged to customers are based on prudently incurred costs over a test period plus a reasonable rate of return. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC) and the Indiana Utility Regulatory Commission (IURC). Substantially all of Franchised Electric’s operations are regulated and, accordingly, these operations are accounted for under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Franchised Electric’s service area covers about 22,000 square miles with an estimated population of 2.4 million in north central, central, and southern Indiana. Duke Energy Indiana supplies electric service to approximately 775,000 residential, commercial and industrial customers over approximately 31,000 miles of distribution lines and an approximate 5,400-mile transmission system. See Item 2. “Properties” for further discussion of Franchised Electric’s generating facilities.

Other. The remainder of Duke Energy Indiana’s operations is presented as Other. Although it is not considered a business segment, Other primarily includes certain allocated governance costs.

General. Duke Energy Indiana is an Indiana corporation. Duke Energy Indiana’s principal executive offices are located at 1000 East Main Street, Plainfield, Indiana 46168. The telephone number is 704-594-6200. Duke Energy Indiana electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that Duke Energy Indiana files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Duke Energy Indiana, including its reports filed with the SEC, is available through Duke Energy’s web site at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

PART I

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
APB	Accounting Principles Board
CAA	Clean Air Act
CAC	Citizens Action Coalition of Indiana, Inc.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CC	Combined Cycle
CT	Combustion Turbine
Cinergy	Cinergy Corp. (collectively with its subsidiaries)
CO2	Carbon dioxide
CPCN	Certificate of Public Convenience and Necessity
DOE	Department of Energy
DOJ	Department of Justice
Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)
Duke Energy Indiana	Duke Energy Indiana, Inc.
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FEED	Front End Engineering and Design Study
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FSP	Financial Accounting Standards Board Staff Position
FTC	United States Federal Trade Commission
GAAP	United States Generally Accepted Accounting Principles
IGCC	Integrated Gasification Combined Cycle
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LIBOR	London Interbank Offered Rate
Midwest ISO	Midwest Independent Transmission System Operator
Moody’s	Moody’s Investor Services
MW	Megawatt
NERC	North American Electric Reliability Council
NOx	Nitrogen oxide
OUCC	Indiana Office of Utility Consumer Counselor
SAB	Securities and Exchange Commission Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
WVPA	Wabash Valley Power Association Inc.

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

(For more information on environmental matters involving Duke Energy Indiana, including possible liability and capital costs, see Notes 4 and 17 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies,” respectively.)

Except to the extent discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business segments and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy Indiana.

Item 1A. Risk Factors.

The risk factors discussed herein relate specifically to risks associated with Duke Energy Indiana.

Duke Energy Indiana’s franchised electric revenues, earnings and results are dependent on state legislation and regulation that affect electric generation, transmission, distribution and related activities, which may limit Duke Energy Indiana’s ability to recover costs.

Duke Energy Indiana’s franchised electric businesses are regulated on a cost-of-service/rate-of-return basis subject to the statutes and regulatory commission rules and procedures of Indiana and FERC. If Duke Energy Indiana’s earnings exceed the returns established by the state regulatory commission, Duke Energy Indiana’s retail electric rates may be subject to review by the commission and possible reduction, which may decrease Duke Energy Indiana’s future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, Duke Energy Indiana’s future earnings could be negatively impacted.

Duke Energy Indiana’s business is subject to extensive regulation that will affect Duke Energy Indiana’s operations and costs.

Duke Energy Indiana is subject to regulation by FERC, by federal, state and local authorities under environmental laws and by the state public utility commission under laws regulating Duke Energy Indiana’s business. Regulation affects almost every aspect of Duke Energy Indiana’s businesses, including, among other things, Duke Energy Indiana’s ability to: take fundamental business management actions; determine the terms and rates of Duke Energy Indiana’s services; make acquisitions; issue equity or debt securities; engage in transactions between Duke Energy Indiana’s affiliates; and the ability to pay dividends to its ultimate parent, Duke Energy. Changes to these regulations are ongoing, and Duke Energy Indiana cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on Duke Energy Indiana’s business. However, changes in regulation can cause delays in or affect business planning and transactions and can substantially increase Duke Energy Indiana’s costs.

PART I

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Increased competition resulting from deregulation or restructuring efforts, could have a significant adverse financial impact on Duke Energy Indiana and consequently on its consolidated results of operations, cash flows or financial position. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Duke Energy Indiana cannot predict the extent and timing of entry by additional competitors into the electric markets. Duke Energy Indiana cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on its consolidated results of operations, cash flows or financial position.

Duke Energy Indiana’s plans for future expansion and modernization of its generation fleet subject it to risk of failure to adequately execute and manage its significant construction plans, as well as the risk of recovering such costs in an untimely manner which could materially impact Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

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

Duke Energy Indiana must meet credit quality standards and there is no assurance that Duke Energy Indiana will maintain investment grade credit ratings.

Duke Energy Indiana’s senior unsecured long-term debt is rated investment grade by various rating agencies. Duke Energy Indiana cannot be sure that its senior unsecured long-term debt will continue to be rated investment grade.

If the rating agencies were to rate Duke Energy Indiana below investment grade, its borrowing costs would increase, perhaps significantly. In addition, Duke Energy Indiana would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources would likely decrease. Any downgrade or other event negatively affecting the credit ratings of Duke Energy Indiana could also increase Duke Energy’s or Cinergy’s need to provide liquidity in the form of capital contributions or loans to Duke Energy Indiana, thus reducing the liquidity and borrowing availability of the consolidated group.

Duke Energy Indiana relies on access to short-term intercompany borrowing and longer-term capital markets to finance its capital requirements and support its liquidity needs, and its access to those markets can be adversely affected by a number of conditions, many of which are beyond its control.

Duke Energy Indiana’s business is financed to a large degree through debt and the maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from its assets. Accordingly, Duke Energy Indiana relies on access to short-term borrowings via Duke Energy’s money pool arrangement and financings from longer-term capital markets as a source of liquidity for capital requirements and to fund investments originally financed through debt instruments with disparate maturities not satisfied by the cash flow from Duke Energy Indiana’s operations. If Duke Energy Indiana is not able to access capital at competitive rates or Duke Energy Indiana cannot obtain short-term borrowings via the money pool arrangement, Duke Energy Indiana’s ability to finance its operations and implement its strategy could be adversely affected.

Market disruptions may increase Duke Energy Indiana’s cost of borrowing or adversely affect its ability to access one or more financial markets. Such disruptions could include: economic downturns; the bankruptcy of an unrelated energy company; general capital market conditions; market prices for electricity; terrorist attacks or threatened attacks on Duke Energy Indiana’s facilities or unrelated energy companies; or the overall health of the energy industry. Restrictions on Duke Energy Indiana’s ability to access financial markets may also affect Duke Energy Indiana’s ability to execute Duke Energy Indiana’s business plan as scheduled. An inability to access capital may limit Duke Energy Indiana’s ability to pursue capital expansion, improvements or acquisitions that it may otherwise rely on for future growth.

Duke Energy Indiana has borrowing capacity under Duke Energy’s revolving credit facility. These facilities include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for both Duke Energy and Duke Energy Indiana. Failure to maintain these covenants at either Duke Energy or Duke Energy Indiana could preclude Duke Energy Indiana from issuing letters of credit or borrowing under the revolving credit facility and could require Duke Energy Indiana to immediately pay down any outstanding drawn amounts under other revolving credit agreements.

PART I

Current levels of market volatility are unprecedented.

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

Duke Energy Indiana is exposed to credit risk of customers and counterparties with whom it does business.

Adverse economic conditions affecting, or financial difficulties of customers and counterparties with whom Duke Energy Indiana does business could impair the ability of these customers and counterparties to pay for Duke Energy Indiana’s services or fulfill their contractual obligations, including loss recovery payments under insurance contracts or cause them to delay such payments or obligations. Duke Energy Indiana depends on these customers and counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Poor investment performance of Cinergy’s pension plan holdings and other factors impacting pension plan costs could unfavorably impact Duke Energy Indiana’s liquidity and results of operations.

Duke Energy Indiana participates in employer benefit plans sponsored by its parent, Cinergy. Duke Energy Indiana is allocated costs and obligations related to these plans. Cinergy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. While Cinergy has complied with the minimum funding requirements as of December 31, 2008, Cinergy’s qualified pension plans had obligations which exceeded the value of plan assets by approximately $882 million. Without sustained growth in the pension investments over time to increase the value of Cinergy’s plan assets and depending upon the other factors impacting Cinergy’s costs as listed above, Duke Energy Indiana could be required to fund its parent’s plans with significant amounts of cash. Such cash funding obligations could have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Duke Energy Indiana is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase its cost of operations, and which may impact or limit its business plans, or expose it to environmental liabilities.

Duke Energy Indiana is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions (such as reducing nitrogen oxide, sulfur dioxide and mercury emissions, or potential future control of greenhouse-gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Duke Energy Indiana to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Energy Indiana takes to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Energy Indiana may be required to shut down or alter the operation of its facilities, which may cause it to incur losses. Further, Duke Energy Indiana’s regulatory rate structure and its contracts with customers may not necessarily allow it to recover capital costs it incurs to comply with new environmental regulations. Also, Duke Energy Indiana may not be able to obtain or maintain from time to time all required environmental regulatory approvals for its operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Energy Indiana fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of its facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

PART I

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

Duke Energy Indiana is involved in numerous legal proceedings, the outcomes of which are uncertain, and resolution adverse to Duke Energy Indiana could negatively affect Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Duke Energy Indiana is subject to numerous legal proceedings. Litigation is subject to many uncertainties and Duke Energy Indiana cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which Duke Energy Indiana is involved could require it to make additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position. Similarly, it is reasonably possible that the terms of resolution could require Duke Energy Indiana to change its business practices and procedures, which could also have a material effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Duke Energy Indiana’s consolidated results of operations may be negatively affected by sustained downturns or sluggishness in the economy, which is beyond its control.

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

PART I

Duke Energy Indiana’s operating results may fluctuate on a seasonal and quarterly basis.

Electric power generation is generally a seasonal business. In most parts of the United States and in markets in which Duke Energy Indiana operates, demand for power peaks during the warmer summer months, with market prices also peaking at that time. In other areas, demand for power peaks during the winter. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of Duke Energy Indiana’s businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period comparison less relevant.

New laws or regulations could have a negative impact on Duke Energy Indiana’s results of operations, cash flows or financial position.

Changes in laws and regulations affecting Duke Energy Indiana, including new accounting standards could change the way Duke Energy Indiana is required to record revenues, expenses, assets and liabilities. These types of regulations could have a negative impact on Duke Energy Indiana’s results of operations, cash flows or financial position or access to capital.

Potential terrorist activities or military or other actions could adversely affect Duke Energy Indiana’s business.

The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies may lead to increased political, economic and financial market instability and volatility in prices for natural gas and oil which may materially adversely affect Duke Energy Indiana in ways it cannot predict at this time. In addition, future acts of terrorism and any possible reprisals as a consequence of action by the United States and its allies could be directed against companies operating in the United States. Infrastructure and generation facilities could be potential targets of terrorist activities. The potential for terrorism has subjected Duke Energy Indiana’s operations to increased risks and could have a material adverse effect on Duke Energy Indiana’s business. In particular, Duke Energy Indiana may experience increased capital and operating costs to implement increased security for its plants, such as additional physical plant security, additional security personnel or additional capability following a terrorist incident.

The insurance industry has also been disrupted by these events. As a result, the availability of insurance covering risks that Duke Energy Indiana and its competitors typically insure against may decrease. In addition, the insurance Duke Energy Indiana is able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

Additional risks and uncertainties not currently known to Duke Energy Indiana or that Duke Energy Indiana currently deems to be insignificant also may adversely affect Duke Energy Indiana’s consolidated results of operations, cash flows or financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2008, Duke Energy Indiana operated five coal-fired stations with a combined net capacity of 5,223 megawatts (MW), one hydroelectric station with a net capacity of 45 MW, six combustion turbine (CT) stations with a combined net capacity of 1,479 MW and one combined cycle (CC) station with a combined net capacity of 285 MW. The stations are located in Indiana and Ohio.

In addition, as of December 31, 2008, Duke Energy Indiana owned approximately 5,400 conductor miles of electric transmission lines, including 800 miles of 345 kilovolts, 700 miles of 230 kilovolts, 1,400 miles of 100 to 161 kilovolts, and 2,500 miles of 13 to 69 kilovolts. Duke Energy Indiana also owned approximately 31,000 conductor miles of electric distribution lines, including 23,000 miles of overhead lines and 8,000 miles of underground lines, as of December 31, 2008. As of December 31, 2008, the electric transmission and distribution systems had approximately 500 substations.

Substantially all of Duke Energy Indiana’s electric plant in service is mortgaged under the indenture related to Duke Energy Indiana’s various series of First and Refunding Mortgage Bonds.

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cinergy owns all of the common stock of Duke Energy Indiana. Duke Energy owns all of the common stock of Cinergy. Duke Energy Indiana anticipates making periodic dividends to provide funding support for Duke Energy’s dividend. During the year ended December 31, 2006, Duke Energy Indiana paid dividends to its parent, Cinergy, of $25 million.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2008, 2007 and 2006.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2008	2007	Increase (Decrease)
Operating revenues	$2,483	$2,223	$260
Operating expenses	2,025	1,772	253
Gains (losses) on sales of other assets and other, net	3	(1)	4

Operating income	461	450	11
Other income and expenses, net	70	45	25
Interest expense	123	109	14

Income before income taxes	408	386	22
Income tax expense	150	154	(4)

Net income	$258	$232	$26

Net Income

The $26 million increase in Duke Energy Indiana’s Net income was due primarily to the following factors:

Operating Revenues. The increase was due primarily to:

•	A $194 million increase in fuel revenues due primarily to increased coal costs and sales to wholesale customers,
•	A $64 million increase in retail revenues primarily related to recovery riders for environmental compliance capital and operating costs, and
•	A $13 million increase due to completion in 2007 of temporary rate reductions associated with regulatory approval of the Cinergy Corp. (Cinergy) merger with Duke Energy Corporation (Duke Energy).

Partially offsetting these increases was:

•	A $37 million decrease in sales to retail customers due to milder weather and declining sales volumes primarily within the industrial sector.

Operating Expenses. The increase was due primarily to:

•	A $190 million increase in fuel costs due primarily to increased generation at coal plants and higher coal costs in 2008 as compared to 2007,
•

A $48 million increase in depreciation and amortization expense due primarily to additional capital spending, clean coal environmental compliance expenditures, and amortization related to demand side management costs, and

•

A $7 million increase in operation and maintenance due primarily to higher storm costs, partially offset by lower incentives in 2008 and a favorable adjustment to the liability recorded for certain post-retirement benefits.

PART II

Gains (Losses) on Sales of Other Assets and Other, net. The increase was due to gains on two sales of structures and land in 2008.

Other Income and Expenses, net. The increase was due primarily to a favorable $25 million Indiana Utility Regulatory Commission (IURC) ruling related to allowance for funds used during construction (AFUDC).

Interest Expense. The increase was due primarily to financings through the Duke Energy money pool agreement and favorable income tax contingency adjustments in 2007.

Income Tax Expense. The decrease was primarily the result of a lower effective tax rate for the year ended December 31, 2008 (37%) compared to the same period in 2007 (40%), partially offset by higher pre-tax income. The decrease in the effective tax rate was due primarily to higher AFUDC equity in 2008.

Matters Impacting Future Results

Duke Energy Indiana continues to maintain low costs and deliver high-quality customer service in Indiana. Duke Energy Indiana expects 2009 sales to be comparable to 2008. Sales, especially in the industrial sector, were impacted by the economic downturn in 2008 and Duke Energy Indiana expects this trend to continue for some period into 2009, and perhaps beyond, until the economy begins to recover. Changes in weather, wholesale power market prices, service area economy, generation availability and changes to the regulatory environment would impact future financial results for Duke Energy Indiana.

Various regulatory activities will continue in 2009, including hearings on Duke Energy Indiana’s proposed cost recovery methodology related to energy efficiency programs. For additional information on Duke Energy Indiana’s current regulatory initiatives, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”

Other Matters

General. Duke Energy Indiana’s fixed charges coverage ratio, as calculated using SEC guidelines, was 3.8 times for 2008, 3.9 times for 2007 and 2.3 times for 2006.

As of December 31, 2008, Duke Energy Indiana had approximately $340 million of auction rate pollution control bonds outstanding. While these debt instruments are long-term in nature and cannot be put back to Duke Energy Indiana prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. Beginning in February 2008, Duke Energy Indiana experienced failed auctions on these debt instruments. When failed auctions occur on a series of this debt, Duke Energy Indiana is required to pay the maximum auction rate as prescribed by the bond document. The maximum auction rate for the majority of the auction rate debt is 2.0 times one-month London Interbank Offered Rate. Payment of the failed-auction interest rates will continue until Duke Energy Indiana is able to either successfully remarket these instruments through the auction process or refund and refinance the existing debt through the issuance of an equivalent amount of tax exempt bonds. In January 2009, Duke Energy Indiana refunded $271 million of tax-exempt auction rate bonds through the issuance of $271 million of tax-exempt variable-rate demand bonds, which are supported by direct-pay letters of credit. While Duke Energy Indiana intends to refund and refinance its remaining tax-exempt auction rate bonds of approximately $70 million, the timing of such refinancing transactions is uncertain and subject to market conditions. However, even if Duke Energy Indiana is unable to successfully refund and refinance these debt instruments, the impact of paying higher interest rates on the outstanding auction rate debt is not expected to materially effect Duke Energy Indiana’s consolidated results of operations, cash flows or financial position. The weighted-average interest rate associated with Duke Energy Indiana’s auction rate pollution control bonds was 1.96% as of December 31, 2008 and 4.31% as of December 31, 2007.

Global Climate Change. A body of scientific evidence now accepted by a growing majority of the public and policymakers suggests that the Earth’s climate is changing, caused in part by greenhouse gases emitted into the atmosphere from human activities. Although there is still much to learn about the causes and long-term effects of climate change, many, including Duke Energy Indiana, advocate taking steps now to begin reducing emissions with the aim of stabilizing the atmospheric concentration of greenhouse gases at a level that avoids the potentially worst-case effects of climate change.

Greenhouse gas (GHG) emissions are produced from a wide variety of human activities. The U.S. EPA publishes an inventory of these emissions annually. Carbon dioxide (CO2), an essential trace gas, is a by product of fossil fuel combustion and currently accounts for about 85% of U.S. greenhouse gas emissions. Duke Energy Indiana currently accounts for about 0.6% of total U.S. CO2 emissions, and about 0.5% of total U.S. GHG emissions.

Duke Energy Indiana’s long-term strategies for how best to meet its customers’ growing demand for electricity are impacted by the issues surrounding global warming. These strategies include significant commitments to customer energy efficiency, renewable energy, advanced clean-coal generating plants, and retirement of older less efficient coal-fired power plants. Each of these actions will or has the potential to reduce Duke Energy Indiana’s CO2 emissions and therefore its exposure to the costs of future GHG regulation.

PART II

Duke Energy Indiana’s cost of complying with any federal GHG emissions law that may be enacted will depend on the design details of the program. If potential future GHG legislation adopts a cap-and-trade approach, the design elements of such a program that will have the greatest influence on Duke Energy Indiana’s compliance costs include (1) the required levels and timing of the cap, which will drive emission allowance prices, (2) the emission sources covered under the cap, (3) the number of allowances that Duke Energy Indiana might be allocated at no cost on a year-to-year basis, (4) the type and effectiveness of any cost control mechanisms included in the program, (5) the role of emission offsets, which will also influence allowance prices, and (6) the availability and cost of technologies that Duke Energy Indiana can deploy to lower its emissions. While Duke Energy Indiana believes it is very likely that Congress will adopt mandatory GHG emission reduction legislation at some point, the timing and design details of any such legislation are highly uncertain.

While there were many bills introduced in both houses of Congress during the 110th Congress that proposed mandatory limits on GHG emissions, S. 2191 - America’s Climate Security Act of 2007 (commonly referred to as the Lieberman-Warner bill after the sponsors Senators Joseph Lieberman of Connecticut and John Warner of Virginia) became the primary climate change related legislative vehicle. The bill was approved by the Senate Environment and Public Works Committee in December 2007, but failed to advance on the Senate floor in June 2008 when the bill fell considerably short of the 60 votes necessary to invoke cloture and cut off debate. No subsequent action was taken in the 110th Congress related to mandatory federal GHG legislation.

Numerous bills mandating reductions in GHG emissions are expected to be introduced in both houses of Congress in 2009. The leadership in both the House and Senate has publicly stated it is their intent to proceed with climate legislation. President Obama, in his presidential campaign and after the election, indicated passage of climate change legislation is a priority. Still, as the Senate debate in 2008 revealed, there are wide-ranging views in Congress regarding what constitutes acceptable GHG legislation. The current condition of the U.S. economy could add a degree of uncertainty, and there are indications that, in the 111th Congress multiple committees will be involved in crafting GHG legislation, which will make the process of developing GHG legislation potentially more challenging.

Duke Energy Indiana supports the enactment of federal GHG cap-and-trade legislation. Due to Duke Energy Indiana’s concern about patchwork policies focused on a single industrial sector or particular region of the country, Duke Energy Indiana believes this legislation should establish a program that applies to all parts of the economy, including power generation, industrial and commercial sources, and motor vehicles. To permit the economy to adjust rationally to the policy, legislation should establish a long-term program that first slows the growth of emissions, stops them and then transitions to a gradually declining emissions cap as new lower-and non-emitting technologies are developed and become available for wide-scale deployment. Legislation should also include adequate cost-containment measures to protect the U.S. economy from grave and unintended impacts of the policy.

Duke Energy Indiana is unable to estimate the potential cost of complying with currently unspecified and unknowable future GHG legislation or any indirect costs that might result. Compliance costs are sensitive to numerous policy design details, allowance prices, and technology availability and cost. During the Senate debate on the Lieberman-Warner legislation in 2007 and 2008, Duke Energy Indiana attempted to estimate its cost of complying with that legislation over a range of potential allowance prices. Duke Energy Indiana estimated its compliance costs under the Lieberman- Warner model to be between approximately $340 million to $1.0 billion in the first year of the program (2012), which represented the cost to purchase emission allowances needed for compliance over and above what might be allocated to Duke Energy Indiana at zero cost. Duke Energy Indiana would have continued to incur similar or greater annual compliance costs in subsequent years for continued allowance purchases until such time as new lower-and zero-emitting technologies could be deployed to reduce emissions. Duke Energy Indiana’s compliance costs at that time would then include the cost of purchasing and deploying new generation technologies. Duke Energy Indiana would only be able to reduce its allowance purchase costs after new technologies were actually deployed.

There is no way to know how similar or different the requirements of the Lieberman-Warner legislation might be to any future GHG legislation that Congress may eventually adopt, so it is uncertain whether these costs are at all representative of compliance costs that Duke Energy Indiana might incur as a result of any potential future GHG legislation. Under any future scenario involving mandatory GHG limitations, Duke Energy Indiana would plan to seek to recover its compliance costs through appropriate regulatory mechanisms in the jurisdictions in which it operates.

At the state level, the Midwestern Governors Association has an initiative under way called the Midwestern Greenhouse Gas Reduction Accord. One of the ongoing activities of the initiative is the design of a regional GHG cap-and-trade system, with the anticipated end product to be a Model Rule for implementing a GHG cap-and-trade system. Once complete, the Model Rule would go to participating states for their consideration and possible adoption. The state of Indiana is currently only an observer to the accord process. The outcome of this initiative is highly uncertain and Duke Energy Indiana is unable to determine at this time whether there might be direct or indirect cost impacts from any new regulations that might result from the initiative.

PART II

While Duke Energy Indiana’s near-term compliance strategy associated with any potential future GHG legislation that incorporates a cap-and-trade mechanism will likely be focused on allowance purchases, it is expected that at some point in the future Duke Energy Indiana would begin reducing emissions by replacing existing coal-fired generation with new lower-and zero-emitting generation technologies, and/or installing new carbon capture and sequestration technology on existing coal-fired generating plants when the technologies become available and cost-effective. It is not possible at this time, however, to predict with certainty what new technologies might be developed, when they will be ready to be deployed, or what their costs will be. There is also uncertainty as to how or when certain non-technical issues, such as legal and liability questions, that could affect the cost and availability of new technologies might be resolved by regulators. Duke Energy Indiana currently is focused on integrated gasification combined cycle generation with carbon capture and sequestration and capture and storage retrofit technology for existing pulverized coal-fired generation as promising new technologies for generating electricity with lower or no CO2 emissions.

With regard to advanced clean-coal, Duke Energy Indiana is in the process of constructing a 630-megawatt integrated gasification combined cycle (IGCC) power plant in Indiana. One of the key features of the IGCC technology is that it has great potential to support the capture of its CO2 emissions, with subsequent underground storage of the captured CO2. Indiana’s geology gives all indications of being conducive to permanent underground storage of CO2. Although the IGCC plant, scheduled to be completed in 2012, is not currently being equipped with the technology to capture carbon emissions, space is being reserved for it to be added later. In January 2009, Duke Energy Indiana was given permission by the Indiana Utility Regulatory Commission to proceed with a CO2 capture front-end engineering and design study. Duke Energy Indiana has also submitted an application to the Department of Energy for up to a 50% sharing of the cost of installing and operating a pilot-scale CO2 capture and storage project at Duke Energy Indiana’s IGCC facility.

In addition to relying on new technologies to reduce its CO2 emissions, Duke Energy Indiana has filed for regulatory approval for a first-of-its-kind innovative approach in the utility industry to help meet growing customer demand with new and creative ways to increase energy efficiency, thereby reducing demand (Save-A-Watt) instead of relying almost exclusively on new power plants to generate electricity.

Each of these activities has the potential to reduce Duke Energy Indiana’s future CO2 emissions which will reduce Duke Energy Indiana’s exposure to future GHG regulation.

Duke Energy Indiana recognizes the potential for more frequent and severe extreme weather events as a result of climate change and the possibility that these weather events could have a material impact on its future results of operations should these events occur. However, the uncertain nature of potential changes in extreme weather events (such as increased frequency, duration, and severity) and the long period of time over which any changes might take place make estimating any potential future financial risk to Duke Energy Indiana’s operations that may be caused by the physical risks of climate change extremely challenging. Currently, Duke Energy Indiana plans and prepares for extreme weather events that it experiences from time to time, such as ice storms, tornados, severe thunderstorms, high winds and droughts. Duke Energy Indiana’s past experiences preparing for and responding to the impacts of these types of weather-related events would reasonably be expected to help management plan and prepare for future climate change-related severe weather events to reduce, but not eliminate, the operational, economic and financial impacts of such events.

For additional information on other issues related to Duke Energy Indiana, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Risk Management Policies

Duke Energy Indiana is exposed to market risks associated with commodity prices, credit exposure and interest rates. Management has established comprehensive risk management policies to monitor and manage these market risks. The Treasurer of Duke Energy, the ultimate parent entity of Duke Energy Indiana, is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits for Duke Energy Indiana.

Commodity Price Risk

Duke Energy Indiana has limited exposure to market price changes of fuel and emission allowance costs incurred for its retail customers due to the use of cost tracking and recovery mechanisms in the state of Indiana. Duke Energy Indiana does have exposure to the impact of market fluctuations in the prices of electricity, fuel and emission allowances associated with its generation output not utilized to serve native load or committed load (i.e., bi-lateral and wholesale power sales). Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities, such as gas or coal. Duke Energy Indiana employs estab-

PART II

lished policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, such as forwards, swaps and options. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” and Note 9 to the Consolidated Financial Statements, “Risk Management and Hedging Activities and Credit Risk,” for additional information.

Validation of a contract’s fair value is performed by an internal group separate from Duke Energy Indiana’s deal origination areas. Duke Energy Indiana’s derivative contract portfolio is predominantly valued using observable market inputs with little internally developed assumptions. However, for contracts valued beyond the observable market period, Duke Energy Indiana uses common industry practices to develop its valuation techniques and changes in its pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

Generation Portfolio Risks for 2009. Duke Energy Indiana is primarily exposed to the impact of market fluctuations in the prices of electricity, fuel and emission allowances associated with its generation output not utilized to serve native load or committed load (bi-lateral and wholesale power sales), although the impact on the Consolidated Statements of Operations reported earnings is partially offset by mechanisms in the regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. Duke Energy Indiana closely monitors the risks associated with these commodity price changes on its future generation operations and, where appropriate, uses various commodity instruments such as forward, swap and option contracts to mitigate the effect of such fluctuations on operations. The portfolio includes generation assets (power and capacity), fuel, and emission allowances. Modeled forecasts of future generation output, fuel requirements, and emission allowance requirements are based on forward power, fuel and emission allowance markets. The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio, where such market transparency exists. Based on a sensitivity analysis performed as of December 31, 2008,, Duke Energy Indiana’s forecasted exposure to commodity price risk is not anticipated to have any material adverse effect on its consolidated results of operations in 2009. The sensitivity analysis performed as of December 31, 2007 related to forecasted exposure to commodity price risk during 2008 also indicated that commodity price risk would not have any material adverse effect on Duke Energy Indiana’s consolidated results of operations during 2008 and the impacts of changing commodity prices in its consolidated results of operations for 2008 was insignificant.

The commodity price sensitivity calculation above considers existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

Credit Risk

Credit risk represents the loss that Duke Energy Indiana would incur if a counterparty fails to perform under its contractual obligations.

Retail. Credit risk associated with Duke Energy Indiana’s service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. Duke Energy Indiana mitigates this credit risk by requiring customers to provide a cash deposit or letter of credit until a satisfactory payment history is established, at which time the deposit is typically refunded. Charge-offs for the retail customers have historically been insignificant to the operations of Duke Energy Indiana and are typically recovered through the retail rates. However, in light of current overall economic conditions, management continues to monitor customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves. Duke Energy Indiana sells certain of their accounts receivable and related collections through Cinergy Receivables Company, LLC a bankruptcy remote, special purpose entity. While no direct recourse to Duke Energy Indiana exists, it risks loss in the event collections are not sufficient to allow for full recovery of its retained interests. See Note 13 to the Consolidated Financial Statements, “Sales of Accounts Receivable.”

Wholesale Sales. To reduce credit exposure related to bi-lateral sales, Duke Energy Indiana seeks to enter into netting agreements with counterparties that permit it to offset receivables and payables with such counterparties. Duke Energy Indiana attempts to further reduce credit risk with certain counterparties by entering into agreements that enable it to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. Where exposed to credit risk, Duke Energy Indiana analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Duke Energy Indiana’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Energy Indiana may use master collateral agreements to mitigate certain credit exposures. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

PART II

Duke Energy Indiana also obtains cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Based on Duke Energy Indiana’s policies for managing credit risk, its exposures and its credit and other reserves, Duke Energy Indiana does not currently anticipate a material adverse effect on its consolidated results of operations, cash flows or financial position as a result of non-performance by any counterparty.

Interest Rate Risk

Duke Energy Indiana is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt. Duke Energy Indiana manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Indiana also enters interest rate swaps to manage and mitigate interest rate risk exposure. See Notes 1, 9, and 15 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management and Hedging Activities and Credit Risk,” and “Debt and Credit Facilities,” respectively.

Based on a sensitivity analysis as of December 31, 2008, it was estimated that if market interest rates average 1% higher (lower) in 2009 than in 2008, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $6 million. Comparatively, based on a sensitivity analysis as of December 31, 2007, had interest rates averaged 1% higher (lower) in 2008 than in 2007, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $7 million. These sensitivities were estimated by considering the impact of the hypothetical interest rates on variable-rate instruments outstanding, including money pool balances, adjusted for cash and cash equivalents outstanding as of December 31, 2008 and 2007. There were no open interest rate hedge positions as of December 31, 2008. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy Indiana’s financial structure.

PART II

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Duke Energy Indiana, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duke Energy Indiana, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 13, 2009

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Statements of Operations

(In millions)

	Years Ended December 31,
	2008	2007	2006
Operating Revenues—Regulated Electric	$2,483	$2,223	$2,107
Operating Expenses
Fuel used in electric generation and purchased power	1,006	816	908
Operation, maintenance and other	592	585	563
Depreciation and amortization	353	305	297
Property and other taxes	74	66	62
Total operating expenses	2,025	1,772	1,830
Gains (Losses) on Sales of Other Assets and Other, net	3	(1)	(1)
Operating Income	461	450	276
Other Income and Expenses, net	70	45	46
Interest Expense	123	109	122
Income Before Income Taxes	408	386	200
Income Tax Expense	150	154	79
Net Income	$258	$232	$121

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Balance Sheets

(In millions)

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$144	$12
Receivables (net of allowance for doubtful accounts of $1 at December 31, 2008 and $1 at December 31, 2007)	364	222
Inventory	216	138
Assets held for sale	—	2
Other	125	43
Total current assets	849	417
Investments and Other Assets
Restricted funds held in trust	2	10
Intangibles, net	76	75
Assets held for sale	—	115
Other	106	116
Total investments and other assets	184	316
Property, Plant and Equipment
Cost	8,976	8,270
Less accumulated depreciation and amortization	2,903	2,735
Net property, plant and equipment	6,073	5,535
Regulatory Assets and Deferred Debits
Deferred debt expense	42	42
Regulatory assets related to income taxes	66	54
Other	604	468
Total regulatory assets and deferred debits	712	564
Total Assets	$7,818	$6,832

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Balance Sheets—(Continued)

(In millions, except share and per-share amounts)

	December 31,
	2008	2007
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$303	$364
Notes payable	—	101
Taxes accrued	49	58
Interest accrued	42	34
Current maturities of long-term debt	227	47
Liabilities associated with assets held for sale	—	114
Other	114	71
Total current liabilities	735	789
Long-term Debt	2,641	2,099
Deferred Credits and Other Liabilities
Deferred income taxes	809	792
Investment tax credits	16	18
Accrued pension and other post-retirement benefit costs	410	256
Asset retirement obligations	24	13
Liabilities associated with assets held for sale	—	3
Other	589	519
Total deferred credits and other liabilities	1,848	1,601
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at December 31, 2008 and December 31, 2007	1	1
Additional paid-in capital	868	868
Retained earnings	1,714	1,456
Accumulated other comprehensive income	11	18
Total common stockholder's equity	2,594	2,343
Total Liabilities and Common Stockholder's Equity	$7,818	$6,832

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$258	$232	$121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	358	310	297
(Gains) losses on sales of other assets and other	(3)	1	1
Deferred income taxes and investment tax credit amortization	(15)	101	11
Accrued pension and other post-retirement benefit costs	32	42	46
Contribution to company-sponsored pension and other post-retirement benefit plans	—	(106)	(24)
(Increase) decrease in:
Receivables	(29)	(71)	121
Inventory	(78)	—	(36)
Other current assets	(65)	26	53
Increase (decrease) in:
Accounts payable	(42)	79	34
Taxes accrued	(9)	(78)	86
Other current liabilities	21	(16)	(36)
Regulatory asset/liability deferrals	6	(107)	143
Other assets	(20)	88	38
Other liabilities	12	(60)	(45)
Net cash provided by operating activities	426	441	810
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(774)	(603)	(535)
Investment expenditures	—	—	(1)
Purchases of available-for-sale securities	(20)	(29)	(36)
Proceeds from sales and maturities of available-for-sale securities	14	26	33
Purchases of emission allowances	(46)	(68)	(79)
Sales of emission allowances	27	22	58
Notes due from affiliate, net	(121)	120	(120)
Proceeds from the sales of other assets	4	114	—
Change in restricted funds held in trust	8	120	127
Other	(3)	—	—
Net cash used in investing activities	(911)	(298)	(553)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	623	7	331
Redemption of long-term debt	(49)	(270)	(329)
Redemption of preferred stock of subsidiaries	—	—	(11)
Notes payable to affiliate, net	49	101	(250)
Dividends paid	—	—	(25)
Capital contribution from parent	—	24	—
Other	(6)	—	2
Net cash provided by (used in) financing activities	617	(138)	(282)
Net increase (decrease) in cash and cash equivalents	132	5	(25)
Cash and cash equivalents at beginning of period	12	7	32
Cash and cash equivalents at end of period	$144	$12	$7

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$110	$93	$98
Cash paid (refunded) for income taxes	$136	$75	$(8)
Significant non-cash transactions:
Accrued capital expenditures	$80	$118	$51
Reclassification of money pool borrowings to long-term debt	$150	$—	$—

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Consolidated Statements of Common Stockholder's Equity

and Comprehensive Income

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance at December 31, 2005	$1	$840	$1,130	$7	$(37)	$3	$1,944
Net income	—	—	121	—	—	—	121
Other comprehensive income
Cash flow hedges (a)	—	—	—	8	—	—	8
Unrealized gains on available-for-sale securities (b)	—	—	—	—	—	3	3
Minimum pension liability adjustment (c)	—	—	—	—	(11)	—	(11)

Total comprehensive income							121
Dividends to Cinergy Corp.	—	—	(25)	—	—	—	(25)
Contribution from parent company for reallocation of taxes	—	4	—	—	—	—	4
SFAS No. 158 funded status provision (d)	—	—	—	—	48	—	48
Balance at December 31, 2006	$1	$844	$1,226	$15	$—	$6	$2,092
Net income	—	—	232	—	—	—	232
Other comprehensive income
Cash flow hedges (a)	—	—	—	(3)	—	—	(3)

Total comprehensive income							229
Capital contribution from parent	—	24	—	—	—	—	24
Adoption of SFAS No. 158—measurement date provision (e)	—	—	(2)	—	—	—	(2)
Balance at December 31, 2007	$1	$868	$1,456	$12	$—	$6	$2,343
Net income	—	—	258	—	—	—	258
Other comprehensive income
Cash flow hedges (a)	—	—	—	(1)	—	—	(1)
Reclassification of unrealized gains on available-for-sale securities to regulatory asset (b)	—	—	—	—	—	(6)	(6)

Total comprehensive income							251
Balance at December 31, 2008	$1	$868	$1,714	$11	$—	$—	$2,594

(a)	Net of $1 tax benefit in 2008, $1 tax benefit in 2007 and $6 tax expense in 2006.
(b)	Net of $4 tax benefit in 2008 and $2 tax expense in 2006.
(c)	Net of $8 tax benefit in 2006.
(d)	Net of $33 tax expense in 2006.
(e)	Net of $2 tax benefit in 2007.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

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

As a result of Duke Energy Indiana’s publicly held debt at the time of Duke Energy’s merger with Cinergy, push-down accounting was not required and, therefore, the assets and liabilities of Duke Energy Indiana have not been recorded at their fair values as of the merger date.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Indiana and its subsidiary, as well as Duke Energy Indiana’s proportionate share of certain generation and transmission facilities. Unless noted otherwise, references to Duke Energy Indiana herein relate to consolidated operations of Duke Energy Indiana.

Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the United States (U.S.), management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Cash and Cash Equivalents. All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents.

Restricted Funds Held in Trust. At December 31, 2008 and 2007, Duke Energy Indiana had approximately $2 million and $10 million, respectively, of restricted cash related primarily to proceeds from debt issuances that are held in trust, primarily for the purpose of funding future environmental expenditures.

Inventory. Inventory consists of coal for use in electric generation and material and supplies, and is recorded primarily using the average cost method. Inventory is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

Components of Inventory

	December 31,
	2008	2007
	(in millions)
Fuel for use in electric production	$145	$80
Materials and supplies	71	58

Total Inventory	$216	$138

Cost-Based Regulation. Duke Energy Indiana accounts for its regulated operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71). The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy Indiana records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

non-regulated entities. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Other within Deferred Credits and Other Liabilities. Duke Energy Indiana periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy Indiana may have to reduce its asset balances to reflect a market basis less than cost and write off the associated regulatory assets and liabilities. For further information see Note 4.

In order to apply the accounting provisions of SFAS No. 71 and record regulatory assets and liabilities, the scope criteria in SFAS No. 71 must be met. Management makes significant judgments in determining whether the scope criteria of SFAS No. 71 are met for its operations, including determining whether revenue rates for services provided to customers are subject to approval by an independent, third-party regulator, whether the regulated rates are designed to recover specific costs of providing the regulated service, and a determination of whether, in view of the demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the operations’ costs can be charged to and collected from customers. This final criterion requires consideration of anticipated changes in levels of demand or competition, direct and indirect, during the recovery period for any capitalized costs.

Energy Purchases and Fuel Costs. Duke Energy Indiana utilizes a cost tracking recovery mechanism (commonly referred to as a fuel adjustment clause) that recovers retail and a portion of its wholesale fuel costs from customers. Indiana law limits the amount of fuel costs that Duke Energy Indiana can recover to an amount that will not result in earning a return in excess of that allowed by the Indiana Utility Regulatory Commission (IURC). The fuel adjustment clause is calculated based on the estimated cost of fuel in the next three-month period, and is trued up after actual costs are known. Duke Energy Indiana records any under-recovery or over-recovery resulting from the differences between estimated and actual costs as a regulatory asset or regulatory liability until it is billed or refunded to its customers, at which point it is adjusted through fuel expense.

In addition to the fuel adjustment clause, Duke Energy Indiana utilizes a purchased power tracking mechanism approved by the IURC for the recovery of costs related to certain specified purchases of power necessary to meet native load peak demand requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

Accounting for Risk Management and Hedging Activities and Financial Instruments. Duke Energy Indiana may use a number of different derivative and non-derivative instruments in connection with its commodity price and interest rate risk management activities, including swaps, futures, forwards and options. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), are recorded on the Consolidated Balance Sheets at their fair value. Since Duke Energy Indiana receives regulatory treatment for derivatives related to its native load, the mark-to-market gains and losses associated with those derivative contracts are reflected as regulatory assets or regulatory liabilities on the Consolidated Balance Sheets. Cash inflows and outflows related to derivative instruments, except those that contain financing elements and those related to other investing activities, are presented as a component of operating cash flows in the accompanying Consolidated Statements of Cash Flows. Cash inflows and outflows related to derivative instruments containing financing elements are presented as a component of financing cash flows in the accompanying Consolidated Statements of Cash Flows while cash inflows and outflows from derivatives related to investing activities are presented as a component of investing cash flows in the accompanying Consolidated Statements of Cash Flows.

Normal Purchases and Normal Sales. As appropriate, Duke Energy Indiana applies the normal purchase and normal sales exception to certain contracts. If contracts cease to meet this exception, the fair value of the contracts is recognized on the Consolidated Balance Sheets.

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy Indiana capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction (see “Post-in-service Carrying Costs and Allowance for Funds Used During Construction (AFUDC),” discussed below). The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, is expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the composite straight-line method. The weighted-average depreciation rates were 3.8% for 2008, 3.9% for 2007, and 3.8% for 2006. Depreciation studies are conducted periodically to update the composite rates and are approved by the IURC.

When Duke Energy Indiana retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation. When it sells entire regulated operating units, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

See Note 14 for further information on the components and estimated useful lives of Duke Energy Indiana’s property, plant and equipment balance.

Asset Retirement Obligations. Duke Energy Indiana recognizes asset retirement obligations in accordance with SFAS No. 143, “Accounting For Asset Retirement Obligations” (SFAS No. 143), for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), for conditional asset retirement obligations. The term conditional asset retirement obligation as used in SFAS No. 143 and FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus the timing and (or) method of settlement may be conditional on a future event. Both SFAS No. 143 and FIN 47 require that the present value of the projected liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. See Note 7 for further information regarding Duke Energy Indiana’s asset retirement obligations.

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

Duke Energy Indiana uses the criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), to determine when an asset is classified as “held for sale.” Upon classification as “held for sale,” the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the Consolidated Balance Sheets, Duke Energy Indiana does not retrospectively adjust prior period balance sheets to conform to current year presentation.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Indiana uses the criteria in SFAS No. 144 and Emerging Issues Task Force (EITF) 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether components of Duke Energy Indiana that are being disposed of, are classified as held for sale or have been wound down are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Duke Energy Indiana must not have significant continuing involvement in the operations after the disposal (i.e., Duke Energy Indiana must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the operations being disposed of must have been eliminated from Duke Energy Indiana’s ongoing operations (i.e., Duke Energy Indiana does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, would be reflected within discontinued operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded as a component of continuing operations in the Consolidated Statements of Operations. Impairments for all other long-lived assets are recorded as Operating Expenses in the Consolidated Statements of Operations. See Note 3 for discussion of assets held for sale.

Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate. The amortization expense is recorded as a component of interest expense in the Consolidated Statements of Operations and is reflected as Depreciation and amortization within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Loss Contingencies. Duke Energy Indiana is involved in certain legal and environmental matters that arise in the normal course of business. Loss contingencies are accounted for under SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). Under SFAS No. 5, contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, Duke Energy Indiana records a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred. See Note 17 for further information.

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

Revenue Recognition and Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt-hour for all customer classes to the number of estimated kilowatt-hours delivered but not billed. The amount of unbilled revenues can vary significantly from period to period as a result of factors, including seasonality, weather, customer usage patterns and customer mix. Receivables for unbilled revenues of approximately $95 million and $85 million at December 31, 2008 and 2007, respectively, are included in the sales of accounts receivable to Cinergy Receivables Company, LLC (Cinergy Receivables). See Note 13 for additional information.

Post-in-service Carrying Costs and AFUDC. Post-in-service carrying costs, recorded in accordance with SFAS No. 71, represent the estimated financing costs associated with regulatory or physical assets of Duke Energy Indiana which are not yet earning a return from customers through rates and which have been approved for deferral by the IURC. Post-in-service carrying costs include a debt and equity component, both of which are non-cash items, and are primarily incurred between the time the construction of regulated facilities is complete and when Duke Energy Indiana is permitted to recover these costs through inclusion in the rate base. The interest component of post-in-service carrying costs is recorded as regulatory assets in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets with an offsetting credit to Interest Expense. The amount of post-in-service carrying costs included as a credit to interest expense was approximately $5 million, $5 million and $2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The equity component of post-in-service costs is not recognized in the Consolidated Financial Statements until the costs are included in customer rates, at which time they are recognized as a component of Other Income and Expenses, net, over the applicable

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

recovery period. The amount credited to Other Income and Expenses, net for amortization of the equity component of these costs was approximately $4 million, $1 million and $1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In accordance with regulatory treatment, Duke Energy Indiana records AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. Both the debt and equity components of AFUDC are non-cash amounts within the Consolidated Statements of Operations. AFUDC is capitalized as a component of the cost of Property, Plant and Equipment, with an offsetting credit to Other Income and Expenses, net on the Consolidated Statements of Operations for the equity component and as an offset to Interest Expense on the Consolidated Statements of Operations for the debt component. After construction is completed, Duke Energy Indiana is permitted to recover these costs through inclusion in the rate base and the corresponding depreciation expense. The total amount of AFUDC included in the Consolidated Statements of Operations was $52 million in 2008, which consisted of an after-tax equity component of $42 million and a before-tax interest expense component of $10 million. The total amount of AFUDC included in the Consolidated Statements of Operations was $29 million in 2007, which consisted of an after-tax equity component of $17 million and a before-tax interest expense component of $12 million. The total amount of AFUDC included in the Consolidated Statements of Operations was $32 million in 2006, which consisted of an after-tax equity component of $16 million and a before-tax interest expense component of $16 million.

AFUDC equity is recorded in the Consolidated Statements of Operations on an after-tax basis and is a permanent difference item for income tax purposes (i.e., a permanent difference between financial statement and income tax reporting), thus reducing Duke Energy Indiana’s income tax expense and effective tax rate during the construction phase in which AFUDC equity is being recorded. The effective tax rate is subsequently increased in future periods when the completed property, plant and equipment is placed in service and depreciation of the AFUDC equity commences. See Note 6 for information related to the impacts of AFUDC equity on Duke Energy Indiana’s effective tax rate.

Accounting For Purchases and Sales of Emission Allowances. Emission allowances are issued by the Environmental Protection Agency (EPA) at zero cost and permit the holder of the allowance to emit certain gaseous by-products of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOX). Allowances may also be bought and sold via third party transactions or consumed as the emissions are generated. Allowances allocated to or acquired by Duke Energy Indiana are held primarily for consumption. Duke Energy Indiana records emission allowances as Intangibles, net on its Consolidated Balance Sheets and recognizes the allowances in earnings as they are consumed or sold. For regulated businesses that provide for direct recovery of emission allowances, any gain or loss on sales of recoverable emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances and, therefore, as the recovery of the gain or loss is recognized in operating revenues, the regulatory asset or liability related to the emission allowance activity is recognized as a component of Fuel Used in Electric Generation and Purchased Power in the Consolidated Statements of Operations. For regulated businesses that do not provide for direct recovery of emission allowances through a cost tracking mechanism, gains and losses on sales of emission allowances are included in Gains (Losses) on Sales of Other Assets and Other, net in the Consolidated Statements of Operations, or are deferred, depending on level of regulatory certainty. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows.

Income Taxes. As a result of Duke Energy’s merger with Cinergy, Duke Energy Indiana entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Indiana would incur if Duke Energy Indiana were a separate company filing its own federal tax return as a C-Corporation. The current tax sharing agreement Duke Energy Indiana has with Duke Energy is substantially the same as the tax sharing agreement between Duke Energy Indiana and Cinergy prior to the merger. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.

Management evaluates and records uncertain tax positions in accordance with FIN 48, “Accounting For Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48), which was adopted by Duke Energy Indiana on January 1, 2007. Duke Energy Indiana records tax benefits for uncertain positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Management evaluates each position based solely on the technical

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. In accordance with FIN 48, Duke Energy Indiana records the largest amount of the uncertain tax benefit that is greater than 50% likely of being realized upon settlement or effective settlement. Management considers a tax position effectively settled for the purpose of recognizing previously unrecognized tax benefits when the following conditions exist: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax positions, (ii) Duke Energy Indiana does not intend to appeal or litigate any aspect of the tax position included in the completed examination, and (iii) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. See Note 6 for further information.

Duke Energy Indiana records, as it relates to taxes, interest expense as Interest Expense and interest income and penalties in Other Income and Expenses, net, in the Consolidated Statements of Operations.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $30 million, $26 million and $26 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Segment Reporting. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within Duke Energy Indiana’s reportable business segment. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, including products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of Duke Energy Indiana’s reportable segment, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, is presented in Note 2.

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

New Accounting Standards. The following new accounting standards were adopted by Duke Energy Indiana during the year ended December 31, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Refer to Note 10 for a discussion of Duke Energy Indiana’s adoption of SFAS No. 157.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115” (SFAS No. 159). Refer to Note 10 for a discussion of Duke Energy Indiana’s adoption of SFAS No. 159.

The following new accounting standards were adopted by Duke Energy Indiana during the year ended December 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other post-retirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy Indiana recognized the funded status of its defined benefit pension and other post-retirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $276 million (consisting of an increase in regulatory assets) and an increase in total liabilities of approximately $276 million as of December 31, 2006. The adoption of SFAS No. 158 did not have a material impact on Duke Energy Indiana’s consolidated results of operations or cash flows.

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy Indiana has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy Indiana adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. Net periodic benefit cost of approximately $2 million for the three-month period between September 30, 2006 and December 31, 2006 was recognized, net of tax, as a separate adjustment of retained earnings as of January 1, 2007. Additionally, in the first quarter of 2007, the changes in plan assets and plan obligations between the September 30, 2006 and December 31, 2006 measurement dates not related to net periodic benefit cost was required to be recognized, net of tax, as a separate adjustment of the opening balance of regulatory assets. This adjustment was not material. During the second quarter of 2007, Duke Energy Indiana completed these calculations. The finalization of these actuarial calculations resulted in an insignificant adjustment to regulatory assets.

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

adoption of SAB No. 108 did not have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Indiana as of December 31, 2008:

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Indiana, SFAS No. 141(R) must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy Indiana of applying SFAS No. 141(R) for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141(R).

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (SFAS No. 161). In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Indiana will adopt SFAS No. 161 as of January 1, 2009 and SFAS No. 161 encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of SFAS No. 161 will not have any impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

2. Business Segments

Duke Energy Indiana has one business unit, Franchised Electric, which is considered a reportable business segment under SFAS No. 131. Duke Energy Indiana’s chief operating decision maker regularly reviews financial information about the business unit in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy Indiana’s defined business segment.

Franchised Electric plans, constructs, operates and maintains Duke Energy Indiana’s generation, transmission and distribution systems and delivers electric energy to consumers. This electric operation is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC) and the IURC.

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues	Segment EBIT/ Consolidated Income before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment Assets(a)
	(in millions)
Year Ended December 31, 2008
Franchised Electric	$2,483	$558	$353	$774	$7,818
Total reportable segment	2,483	558	353	774	7,818
Other	—	(49)	—	—	—
Interest expense	—	(123)	—	—	—
Interest income and other	—	22	—	—	—
Total consolidated	$2,483	$408	$353	$774	$7,818

Year Ended December 31, 2007
Franchised Electric	$2,223	$524	$305	$603	$6,832
Total reportable segment	2,223	524	305	603	6,832
Other	—	(54)	—	—	—
Interest expense	—	(109)	—	—	—
Interest income and other	—	25	—	—	—
Total consolidated	$2,223	$386	$305	$603	$6,832

Year Ended December 31, 2006
Franchised Electric	$2,107	$373	$297	$536	$6,661
Total reportable segment	2,107	373	297	536	6,661
Other	—	(78)	—	—	—
Interest expense	—	(122)	—	—	—
Interest income and other	—	27	—	—	—
Total consolidated	$2,107	$200	$297	$536	$6,661

(a)	Includes assets held for sale.

All of Duke Energy Indiana’s revenues are generated domestically and its long-lived assets are in the U.S.

3. Dispositions of Businesses and Sales of Other Assets

Dispositions. In December 2006, Duke Energy Indiana agreed to sell one unit of its Wabash River Power Station (Unit 1) to Wabash Valley Power Association Inc. (WVPA). The sale was approved by the IURC, the FERC, the Federal Trade Commission and the U.S. Department of Justice (DOJ) during 2007. On December 31, 2007, Duke Energy Indiana received proceeds of approximately $114 million, which was equivalent to the net book value of Unit 1 at the time of sale. The $114 million of proceeds is reflected in Proceeds from the sales of other assets within Net cash used in investing activities on the Consolidated Statements of Cash Flows. Since, pursuant to the terms of the purchase and sale agreement, the effective date of the sale was January 1, 2008, the assets of Unit 1 were reflected as Assets held for sale within Investments and Other Assets on the Consolidated Balance Sheets at December 31, 2007 and a corresponding liability equal to the cash received was included in Liabilities associated with assets held for sale within Current Liabilities on the Consolidated Balance Sheets at December 31, 2007. Since the sales price was equal to the net book value of Unit 1 at the transaction date, no gain or loss was recognized on the sale. The sale was completed on January 1, 2008.

Other Asset Sales. For the year ended December 31, 2008, the sale of other assets resulted in proceeds of approximately $5 million and net pre-tax gains of approximately $3 million recorded in Gains (Losses) on Sales of Other Assets and Other, net in the Consolidated Statements of Operations. For the years ended December 31, 2007 and 2006, Duke Energy Indiana had net pre-tax losses of approximately $1 million in each period, respectively, related to other asset sales recorded in Gains (Losses) on Sales of Other Assets and Other, net in the Consolidated Statements of Operations.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

4. Regulatory Matters

Regulatory Assets and Liabilities. Substantially all of Franchised Electric’s operations apply the provisions of SFAS No. 71, and therefore record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. For further information see Note 1.

Duke Energy Indiana’s Regulatory Assets and Liabilities:

	As of December 31,		Recovery/Refund Period Ends
	2008	2007
	(in millions)
Regulatory Assets(a)
Gasification services agreement buyout costs(b)(c)	$175	$194	2018
Accrued pension and post-retirement(b)(e)	308	166	(n	)
Post-in-service carrying costs and deferred operating expense(b)(f)	93	93	(d	)
Net regulatory asset related to income taxes	66	54	(d	)
Deferred Midwest ISO costs(g)	15	28	(h	)
Unamortized costs of reacquiring debt(i)	22	25	(d	)
Deferred rider revenue(g)	21	18	(j	)
Vacation accrual(k)	14	12	2009
Under-recovery of fuel costs(g)	10	8	(l	)
Deferred merger costs(b)	—	5	2008
Forward contracts to purchase emission allowances(m)	33	—	(n	)
Other(b)	23	10	(n	)

Total Regulatory Assets	$780	$613

Regulatory Liabilities(a)
Removal costs(o)	$492	$464	(p	)
Deferred emission allowance revenue(q)	15	5	(n	)
Over-recovery of fuel costs(q)	10	—	2009
Other(o)	13	3	(n	)

Total Regulatory Liabilities	$530	$472

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Included in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(c)	Duke Energy Indiana reached an agreement with Dynegy, Inc. to purchase the remainder of its 25-year contract for coal gasification services. In accordance with an order from the IURC, Duke Energy Indiana began recovering this asset over an 18-year period that commenced upon the termination of the gas services agreement in 2000.
(d)	Recovery/refund is over the life of the associated asset or liability.
(e)	Balances primarily relate to the adoption and subsequent accounting of SFAS No. 158 (see Note 18).
(f)	Approximately $60 million and $63 million of the December 31, 2008 and 2007 balances, respectively, are included in rate base.
(g)	Included in Receivables on the Consolidated Balance Sheets.
(h)	Midwest Independent Transmission System Operator, Inc. (Midwest ISO) cost recovery mechanism.
(i)	Included in Deferred Debt Expense on the Consolidated Balance Sheets.
(j)	Recovered via Clean Coal Tracker.
(k)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(l)	Fuel cost recovery mechanism.
(m)	Included in Other within Current Assets and Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheet.
(n)	Recovery/refund period is currently unknown.
(o)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(p)	Liability is extinguished over the lives of the associated assets.
(q)	Included in Accounts Payable on the Consolidated Balance Sheets.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Regulatory Merger Approvals. On April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly-formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). While the merger itself was not subject to approval by the IURC, the IURC approved certain affiliate agreements in connection with the merger subject to certain conditions. Key elements of these conditions include:

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

Restrictions on the ability of Duke Energy Indiana to Make Dividends, Advances and Loans to Duke Energy Corporation. As discussed above, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated. As a condition of the merger approval the IURC imposed conditions (the Merger Conditions) on the ability of Duke Energy Indiana to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Pursuant to the Merger Conditions, Duke Energy Indiana shall limit cumulative distributions paid subsequent to the Duke Energy-Cinergy merger to (i) the amount of retained earnings on the day prior to the closing of the merger plus (ii) any future earnings recorded by Duke Energy Indiana subsequent to the merger. In addition, Duke Energy Indiana will not declare and pay dividends out of capital or unearned surplus without prior authorization of the IURC. At December 31, 2008, Duke Energy Indiana had restricted net assets of approximately $0.9 billion that may not be transferred to Duke Energy without appropriate approval based on the aforementioned Merger Conditions.

Franchised Electric

Rate Related Information. The IURC approves rates for retail electric sales within Indiana. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

Indiana AFUDC Ruling. Duke Energy Indiana recovers financing and other operating costs associated with certain environmental control property through a rate adjustment mechanism. In January 2008, the IURC approved the inclusion of an accounting adjustment for AFUDC affecting the value of the property. The Indiana Office of Utility Consumer Counselor (OUCC) filed a petition asking the IURC to rehear and reconsider its decision regarding approval of the amount of AFUDC included in the value of the property. The IURC issued an order in the second quarter of 2008 denying the OUCC’s request and upholding its original decision. The OUCC appealed the IURC’s Order on Reconsideration to the Indiana Court of Appeals. On November 14, 2008, the Indiana Court of Appeals affirmed the IURC order approving the accounting adjustment for AFUDC. Duke Energy Indiana recorded the favorable impacts of this IURC ruling as a component of Other Income and Expenses, net on the Consolidated Statements of Operations, which amounted to approximately $25 million during the year ended December 31, 2008.

Energy Efficiency. In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider proposal is based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. A number of parties have intervened in the proceeding. On May 29, 2008, Duke Energy Indiana and Vectren Energy Delivery of Indiana, Inc. (Vectren) filed a stipulation and settlement agreement in the proceeding. On August 1, 2008, Duke Energy Indiana reached a settlement agreement with the OUCC resolving all issues in the proceeding. The settlement agreement was filed with the IURC on August 15, 2008. On October 31, 2008, Duke Energy Indiana reached a settlement agreement with Nucor Corporation, Steel Dynamics, Inc. and the Kroger Company resolving all issues in the proceeding. The settlement agreement was filed with the IURC on November 3, 2008. On January 15, 2009, Duke Energy Indiana entered into a settlement that

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

amended the October 31, 2008 settlement, adding two additional intervenors to the settlement – the Indiana Industrial Group and Wal-Mart Stores, Inc. Duke Energy Indiana has not reached a settlement with one intervenor in the proceeding, the Citizens Action Coalition of Indiana, Inc. An evidentiary hearing with the IURC was held on February 27 and March 2, 2009, and an order is expected by the end of the second quarter of 2009.

Capital Expansion Projects

Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a Certificate of Public Convenience and Necessity (CPCN) for the construction of a 630 megawatt (MW) IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The petition describes the applicants’ need for additional baseload generating capacity and requests timely recovery of all construction and operating costs related to the proposed generating station, including financing costs, together with certain incentive ratemaking treatment. In April 2007, Duke Energy Indiana and Vectren filed a Front End Engineering and Design Study Report which included an updated estimated cost for the IGCC project of approximately $2 billion (including approximately $120 million of AFUDC). In June 2007, Vectren decided not to proceed with the CPCN petition, and in August 2007, Vectren formally withdrew its participation in the IGCC plant. In June 2007, a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. The IURC also approved Duke Energy Indiana’s proposal to initiate a proceeding in May 2008 concerning proposals for the study of partial carbon capture, sequestration and/or enhanced oil recovery for the Edwardsport IGCC Project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, appealed the IURC Order to the Indiana Court of Appeals and also appealed the air permit. The Joint Brief of the Appellants in the appeal of the CPCN case was filed on May 30, 2008 and the Duke Energy Indiana Brief of Appellee was filed on July 23, 2008 in the appeal of the IURC CPCN Order. On October 16, 2008, the Indiana Court of Appeals affirmed the IURC’s grant of Duke Energy Indiana’s CPCN petition. On November 17, 2008, the same parties filed for a rehearing before the Indiana Court of Appeals, which was denied on December 17, 2008. The time for additional appeals has passed and this proceeding is now concluded.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s November 2007 CPCN Order. An evidentiary hearing was conducted on August 25, 2008. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. Duke Energy Indiana was also required to file its plans for studying carbon storage related to the project within 60 days of the order. The OUCC filed a motion of clarification of this order concerning a ratemaking issue related to deferred taxes. The order was not otherwise appealed. The IURC is anticipated to rule on the motion for clarification of the ratemaking issue by the end of the first quarter of 2009. On November 3, 2008, Duke Energy Indiana filed its second semi-annual IGCC rider and ongoing review proceeding with the IURC and an evidentiary hearing with the IURC was held on March 9, 2009. An order is expected in the second quarter of 2009. Duke Energy Indiana filed a petition requesting approval of its plans for studying carbon storage, sequestration and or enhanced oil recovery at the Edwardsport facility on March 6, 2009. Under the CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. Duke Energy Indiana has begun construction on the Edwardsport IGCC plant and entered into a $200 million engineering, procurement and construction management agreement with Bechtel Power Corporation in December 2008 in connection with the construction of the plant.

Federal Advanced Clean Coal Tax Credits. Duke Energy Indiana has been awarded approximately $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March, 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy Indiana was not a party to the case, the allegations center on the tax incentives provided for Duke Energy Indiana’s Edwardsport IGCC plant. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August, 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the U.S. Department of Energy and the U.S. Department of the Treasury. On November 10, 2008,

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

the District Court dismissed the case, finding that plaintiffs lacked standing to pursue their claims. Duke Energy Indiana anticipates that plaintiffs will appeal this decision.

Other Matters

Power Hedging. Duke Energy Indiana recovers its actual fuel costs quarterly through a rate adjustment mechanism. In a recent fuel clause proceeding, certain industrial customers and the OUCC intervened and a subdocket was established to address an issue raised by the OUCC and the intervenors concerning the recovery of costs associated with certain power hedging activities. An evidentiary hearing in the power hedging proceeding was held in June 2007. A settlement agreement between the OUCC and Duke Energy Indiana was filed with the IURC in May 2008 and on June 25, 2008, the IURC issued a decision approving the settlement agreement, thereby resolving all disputed issues related to Duke Energy Indiana’s power hedging activities. Among other matters, the settlement agreement provided for a one-time credit of $1 million reflected in Duke Energy Indiana’s next fuel clause proceeding (FAC77). Under the settlement agreement and resulting order, the “subject to refund” provision contained in prior FAC orders related to power hedging costs has been removed. In addition, the settlement agreement and order provide for an ongoing hedging methodology, beginning August 1, 2008, continuing until permanent hedging protocols are developed and approved by the IURC.

SmartGrid and Distributed Renewable Generation Demonstration Project. On May 23, 2008, Duke Energy Indiana filed a petition with the IURC requesting approval for SmartGrid and Distributed Renewable Generation Demonstration Project investments and related costs along with a request to annually update distribution rates for such costs and include a lost revenue recovery mechanism. Hearings are anticipated to be held in April 2009.

Gibson Unit 4 Outage. In a 2008 fuel clause proceeding, the IURC granted a motion by the Industrial Group and Nucor Corporation to establish a subdocket to examine whether imprudence in Duke Energy Indiana’s maintenance practices led to a forced outage at Gibson Station Unit 4 during January-March 2008. The outage contributed to notably higher fuel and purchased power costs during the outage. A hearing on this subdocket proceeding was held in January 2009. The IURC authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the proceeding subject to refund (similar to prior subdockets) pending the outcome of this new subdocket related to maintenance practices for Gibson Station Unit 4. An order is expected from the IURC in the second quarter of 2009.

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

Midwest ISO’s Establishment of an Ancillary Services Market. On February 25, 2008, the FERC conditionally accepted the Midwest ISO proposal to implement a day-ahead and real-time ancillary services market (ASM), including a scarcity pricing proposal. By approving the ASM proposal, the FERC essentially approved the transfer and consolidation of Balancing Authority responsibility in the Midwest ISO so that it will become the North American Electric Reliability Council-certified Balancing Authority for the entire Midwest ISO area. This will allow the Midwest ISO to determine operating reserve requirements and procure operating reserves from all qualified resources from an organized market, in place of the current system of local management and procurement of reserves by the 24 Balancing Authorities. The Midwest ISO launched the ASM on January 6, 2009. In January 2008, Duke Energy Indiana and three other Indiana utilities filed a joint petition with the IURC, requesting, among other things, authority to transfer additional balancing authority functions to the Midwest ISO and for recovery of costs incurred under the ASM. On August 13, 2008 the IURC issued an order authorizing the Joint Petitioners to transfer additional balancing authority functions to the Midwest ISO, to participate in the Ancillary Services Market and to defer ASM costs pending a final order in the case. On September 29, 2008, Duke Energy Indiana, Vectren and the OUCC filed a Joint Stipulation and Agreement with the IURC reflecting the settlement by the OUCC with each of these utilities on the cost recovery aspects of the proceeding. In December 2008, Duke Energy Indiana, Vectren, the OUCC, the industrial group and Nucor Corporation met to discuss the cost recovery aspects of the proceeding. On January 6, 2009, a modified Stipulation and Agreement and Modified Settlement terms were filed along with supporting testimony. A hearing was held on February 9, 2009 and an order is expected in the second quarter of 2009.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

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

Duke Energy Indiana’s share of jointly-owned plant or facilities included on the December 31, 2008 Consolidated Balance Sheet were as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)
Production:
Gibson Station (Unit 5)	50.1%	$322	$153	$1
Transmission and local facilities	Various	3,007	1,260	—

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

The following details the components of income tax expense:

Income Tax Expense

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Current income taxes
Federal	$126	$41	$51
State	39	12	17

Total current income taxes(a)	165	53	68

Deferred income taxes
Federal	(11)	78	11
State	(1)	26	3

Total deferred income taxes	(12)	104	14

Investment tax credit amortization	(3)	(3)	(3)

Total income tax expense included in Consolidated Statements of Operations	$150	$154	$79

(a)	Included are FIN 48 benefits of approximately $18 million for 2008 and approximately $16 million for 2007.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Reconciliation of Income Tax Expense at the US Federal Statutory Tax Rate to the Actual Tax Expense (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$143	$135	$70
State income tax, net of federal income tax effect	25	25	13
Depreciation and other PP&E related differences, including AFUDC equity	(14)	(2)	(3)
Investment tax credit amortization	(3)	(3)	(3)
Other items, net	(1)	(1)	2

Total income tax expense	$150	$154	$79

Effective tax rate	36.8%	39.9%	39.5%

Net Deferred Income Tax Liability Components

	December 31,
	2008	2007
	(in millions)
Deferred credits and other liabilities	$46	$77
Other	28	12

Total deferred income tax assets	74	89

Investments and other assets	(58)	(52)
Accelerated depreciation rates	(719)	(690)
Regulatory assets and deferred debits	(68)	(122)

Total deferred income tax liabilities	(845)	(864)

Total net deferred income tax liabilities	$(771)	$(775)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Net Deferred Income Tax Liabilities

	December 31,
	2008	2007
	(in millions)
Current deferred tax assets, included in other current assets	$38	$16
Current deferred tax liabilities, included in other current liabilities	—	1
Non-current deferred tax liabilities	(809)	(792)

Total net deferred income tax liabilities	$(771)	$(775)

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Changes to Unrecognized Tax Benefits

	2008 Increase/(Decrease)	2007 Increase/(Decrease)
	(in millions)	(in millions)
Unrecognized Tax Benefits—January 1	$30	$47

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	—	5
Gross decreases—tax positions in prior periods	(21)	(19)
Settlements	—	(3)

Total Changes	(21)	(17)

Unrecognized Tax Benefits—December 31	$9	$30

At December 31, 2008 and 2007, no portion of the total unrecognized tax benefits would, if recognized, affect the effective tax rate. It is reasonably possible that Duke Energy Indiana will reflect an approximate $4 million reduction in unrecognized tax benefits in the next twelve months due to expected settlements.

During the years ended December 31, 2008 and 2007, Duke Energy Indiana recognized net interest income related to income taxes of approximately $4 million and $8 million, respectively. At December 31, 2008 and 2007, Duke Energy Indiana had approximately $4 million and $8 million, respectively, of interest payable which reflects all interest related to income taxes. No amount has been accrued for the payment of penalties in the Consolidated Balance Sheets at either December 31, 2008 or 2007.

Duke Energy Indiana has the following tax years open:

Jurisdiction	Tax Years
Federal	2000 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

7. Asset Retirement Obligations

Asset retirement obligations, which represent legal obligations associated with the retirement of certain tangible long-lived assets, are computed as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset in the period the liability is incurred. This additional carrying amount is then depreciated over the life of the asset. Subsequent to the initial recognition, the liability is adjusted for any revisions to the estimated future cash flows associated with the asset retirement obligation (with corresponding adjustments to property, plant and equipment), which can occur due to a number of factors including, but not limited to, cost escalation, changes in technology applicable to the assets to be retired and changes in federal, state or local regulations, as well as for accretion of the liability due to the passage of time until the obligation is settled. Depreciation expense is adjusted prospectively for any increases or decreases to the carrying amount of the associated asset. There is no impact on the earnings of Duke Energy Indiana’s operations when an asset retirement obligation is recognized as the effects of the recognition and subsequent accounting are offset by the establishment of regulatory assets and liabilities as Duke Energy Indiana defers all impacts related to SFAS No. 143.

Asset retirement obligations at Duke Energy Indiana relate primarily to obligations associated with future asbestos abatement at certain generating stations.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

The following table presents the changes to liability associated with asset retirement obligations during the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
	(in millions)
Balance as of January 1,	$13	$12
Accretion expense	1	1
Liabilities incurred in the current year	10	—

Balance as of December 31,	$24	$13

Duke Energy Indiana accrues costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from the IURC. These costs of removal are recorded as a regulatory liability in accordance with regulatory treatment under SFAS No. 71. The total amount of removal costs included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was $492 million and $464 million as of December 31, 2008 and 2007, respectively.

8. Investments in Debt and Equity Securities

Pursuant to an order by the IURC, Duke Energy Indiana invests in debt and equity securities that are held in a grantor trust for investments related to post-retirement benefits other than pension obligations. Duke Energy Indiana applies SFAS No. 115 to these investments in debt and equity securities and classifies its investments as available-for-sale, which are carried at estimated fair value based on quoted market prices on the Consolidated Balance Sheets, with changes in the fair value deferred as a regulatory asset or liability. Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities. Since management does not intend to use these investments in current operations, these investments are classified as Other within Investments and Other Assets.

Duke Energy Indiana analyzes all securities classified as available-for-sale to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Ordinarily, if a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings. However, pursuant to an order from the IURC, all unrealized losses associated with investments in the grantor trust are deferred as a regulatory asset, thus there would be no impact on the earnings of Duke Energy Indiana as a result of any other-than-temporary impairment write-downs.

As of December 31, 2008 and 2007, Duke Energy Indiana’s other long-term investments had a fair market value of $66 million and $86 million, respectively.

The cost of securities sold is determined using the specific identification method. During the years ended December 31, 2008, 2007 and 2006, Duke Energy Indiana purchased long-term investments of approximately $20 million, $29 million and $36 million, respectively, and received proceeds on sales of approximately $14 million, $26 million and $33 million, respectively.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

The estimated fair values of other long-term investments classified as available-for-sale are as follows (in millions):

	As of December 31,
	2008			2007
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (a)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (a)	Estimated Fair Value
Equity Securities	$—	$(13)	$35	$10	$(1)	$56
Municipal Bonds	1	(1)	30	—	(1)	29
Other	—	—	1	—	—	1
Total long-term investments	$1	$(14)	$66	$10	$(2)	$86

(a)	Unrealized holding losses are associated with investments held in the Grantor Trust. As discussed above, per a regulatory order from the IURC, Duke Energy Indiana defers all unrealized gains and losses associated with investments within this Grantor Trust. Accordingly, there are no earnings impacts associated with the change in market value of these investments.

Debt securities held at December 31, 2008 mature as follows: $3 million in less than one year, $16 million in one to five years, $2 million in six to ten years and $9 million thereafter.

The fair values and gross unrealized losses of available-for-sale equity and debt securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of December 31, 2008 and 2007.

	As of December 31, 2008
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity securities	$33	$(2)	$(12)

Total	$33	$(2)	$(12)

	As of December 31, 2007
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity securities	$6	$—	$(1)
Municipal Bonds	17	—	(1)

Total	$23	$—	$(2)

9. Risk Management and Hedging Activities and Credit Risk

Duke Energy Indiana has limited exposure to market price changes of fuel and emission allowance costs incurred for its retail customers due to the use of cost tracking and recovery mechanisms in the state of Indiana. Duke Energy Indiana does have exposure to the impact of market fluctuations in the prices of electricity, fuel and emission allowances associated with its generation output not utilized to serve native load or committed load (bi-lateral and wholesale power sales). Duke Energy Indiana also has exposure to interest rate risk as a result of the issuance of variable and fixed rate debt. Duke Energy Indiana employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including swaps, futures, forwards and options. Duke Energy Indiana’s derivative portfolio carrying value as of December 31, 2008 and 2007 was a net liability of approximately $22 million and a net asset of $1 million, respectively. The December 31, 2008 balance primarily represents the fair value of forward contracts to purchase SO2 allowances, as discussed in Note 11. The amounts represent the combination of derivative balances presented as Other within Current Assets, Other within Investments and Other Assets, Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on Duke Energy Indiana’s Consolidated Balance Sheets.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Indiana to risk as a result of its issuance of variable and fixed rate debt. Duke Energy Indiana manages its interest rate exposure by limiting its variable-rate exposure to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Indiana also enters into interest rate swaps to manage and mitigate interest rate risk exposure. As of both December 31, 2008 and 2007, Duke Energy Indiana did not have any open interest rate derivative instruments.

In June 2005, Duke Energy Indiana executed two forward starting swaps with a combined notional amount of $325 million. The forward starting swaps effectively fixed the benchmark interest rate of an anticipated issuance of fixed rate debt from June 2005 through June 2006, the expected date of issuance of the debt securities. Both forward starting swaps were designated as cash flow hedges under the provisions of SFAS No. 133. As the terms of these swap agreements mirrored the terms of the forecasted debt issuance, Duke Energy Indiana anticipated that they would be highly effective hedges. In June 2006, Duke Energy Indiana terminated these swaps at a value of approximately $26 million, when it issued $325 million 6.05% senior unsecured notes. The gain on the hedge was accumulated on the Consolidated Balance Sheet in AOCI and is being recognized as an offset to interest expense over the life of the related debt. At December 31, 2008, approximately $19 million remains in AOCI. As of December 31, 2008, approximately $3 million of the gain on the hedge is expected to be recognized in earnings during the next twelve months.

Normal Purchases and Normal Sales (NPNS) Exception. Duke Energy Indiana has applied the NPNS scope exception, as provided in SFAS No. 133 and interpreted by Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity at fixed prices in future periods. These contracts, which relate primarily to the delivery of electricity over the next 13 years, are not recorded on the Consolidated Balance Sheets (see Note 1).

Credit Risk. Where exposed to credit risk, Duke Energy Indiana analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

Duke Energy Indiana’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Energy Indiana may use master collateral agreements to mitigate certain credit exposures. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

Duke Energy Indiana also obtains cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

10. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Indiana adopted SFAS No. 157. Duke Energy Indiana’s adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy Indiana as a result of the adoption of SFAS No. 157.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP in the U.S. and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under SFAS No. 157 focuses on an exit price, which is the price that would be received by Duke Energy Indiana to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although SFAS No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which illustrated key considerations in determining the fair value of a financial asset when the market for that asset is not active. The application of FSP FAS 157-3 did not change the way Duke Energy Indiana determined fair value of its financial assets and liabilities.

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

In February 2007, the FASB issued SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value. For Duke Energy Indiana, SFAS No. 159 was effective as of January 1, 2008 and had no impact on amounts presented for periods prior to the effective date. Duke Energy Indiana does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, Duke Energy Indiana may elect to measure certain financial instruments at fair value in accordance with this standard.

The following table provides the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Consolidated Balance Sheets at fair value at December 31, 2008:

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Other long-term available-for-sale securities(a)	$66	$35	$31	$—
Derivative assets(b)	11	—	1	10

Total Assets	$77	$35	$32	$10

Derivative liabilities(c)	$(33)	$—	$(33)	$—

Net Assets	$44	$35	$(1)	$10

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(c)

Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. This balance primarily represents the fair value of forward contracts to purchase SO2 allowances, as discussed in Note 11.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

Derivatives
(in millions)
Year Ended December 31, 2008
Balance at January 1, 2008	$—
Net purchases, sales, issuances and settlements	(17)
Total gains included on balance sheet as regulatory asset or liability or as current or non-current liability	27

Balance at December 31, 2008	$10

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

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

Fair Value Disclosures Required Under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. The fair value of financial instruments, excluding financial assets and liabilities included in the scope of SFAS No. 157 disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2008 and 2007, are not necessarily indicative of the amounts Duke Energy Indiana could have realized in current markets.

Financial Instruments

	As of December 31,
	2008		2007
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$2,868	$2,867	$2,146	$2,206

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, accounts payable and notes payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

11. Intangibles

The carrying amount and accumulated amortization of intangible assets as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
	(in millions)
Emission allowances	$59	$57
Gas, coal and power contracts	24	24

Total gross carrying amount	$83	$81

Accumulated amortization—gas, coal and power contracts	(7)	(6)

Total intangible assets, net	$76	$75

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Emission allowances in the table above include emission allowances purchased by Duke Energy Indiana and certain zero cost emission allowances allocated to Duke Energy Indiana on an annual basis. The change in the gross carrying value of emission allowances during the years ended December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
	(in millions)
Gross carrying value at beginning of period	$57	$77
Purchases of emission allowances	46	68
Sales and consumption of emission allowances(a)	(45)	(94)
Other changes	1	6

Gross carrying value at end of period	$59	$57

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the years ended December 31, 2008, 2007 and 2006 were $45 million, $94 million and $141 million, respectively.

On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the CAIR. In December 2008, a federal appeals court reinstated the CAIR while the EPA develops a new clean air program (see Note 17 for additional information). However, as a result of the July 11, 2008 decision temporarily vacating the CAIR, there were sharp declines in market prices of SO2 and NOx allowances in the third quarter of 2008 due to uncertainty associated with future federal requirements to reduce emissions. Accordingly, pursuant to SFAS No. 144, Duke Energy Indiana evaluated the carrying value of emission allowances held for impairment during the third quarter of 2008.

Duke Energy Indiana has emission allowances and certain commitments to purchase emission allowances that, based on management’s best estimate in the third quarter of 2008 due to the vacation of the CAIR, resulted in a quantity of emission allowances in excess of the amounts projected to be utilized for operations. The excess emission allowances include forward contracts to purchase SO2 allowances to cover forecasted shortfalls in emission allowances necessary for operations that were entered into prior to the July 11, 2008 CAIR decision. Prior to the vacating of the CAIR, these forward contracts, which primarily settle in 2009, qualified for the NPNS exception under SFAS No. 133, as amended. However, since certain of these forward contracts were no longer considered probable of use in the normal course of operations at the time the impairment analysis was performed due to the excess over forecasted needs, in the third quarter of 2008, Duke Energy Indiana determined that these contracts no longer qualified for the NPNS exception under SFAS No. 133. At the time this determination was made, the fair value of the contracts was a liability of approximately $34 million. Since Duke Energy Indiana anticipates regulatory recovery of the cost of these emission allowances in normal course, a corresponding regulatory asset was recorded on the Consolidated Balance Sheets. The fair value of these contracts at December 31, 2008 was approximately $32 million. These forward contracts will continue to be marked-to-market, with an offset to a regulatory asset or liability balance, until ultimate settlement.

As a result of the reinstatement of the CAIR, as discussed above, all emission allowances and certain commitments to purchase emission allowances held by Duke Energy Indiana as of December 31, 2008 are anticipated to be utilized for future emission allowance requirements under the CAIR, unless the EPA develops a new clean air program that changes the existing requirements under the CAIR.

Amortization expense for gas, coal and power contracts for Duke Energy Indiana was approximately $1 million and $2 million for the years ended December 31, 2008 and 2007, respectively, and insignificant for the year ended December 31, 2006.

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2008. The expected amortization expense includes estimates of emission allowance consumption and estimates of consumption of commodities such as gas and coal under existing contracts. The amortization amounts discussed below are estimates. Actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances, additional intangible asset acquisitions and other events.

	2009	2010	2011	2012	2013
	(in millions)
Expected amortization expense	$58	$4	$1	$1	$1

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

12. Related Party Transactions

Duke Energy Indiana engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008	December 31, 2007
	(in millions)
Current assets(a)(d)	$30	$5
Current liabilities(b)(d)	$(153)	$(157)
Net deferred tax liabilities(c)(d)	$(602)	$(594)

(a)	Of the balance at December 31, 2008, approximately $11 million is classified as Receivables and approximately $19 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $1 million is classified as Receivables and approximately $4 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(b)	Of the balance at December 31, 2008, approximately ($151) million is classified as Accounts payable and approximately ($2) million is classified as Taxes accrued on the Consolidated Balance Sheets. The balance at December 31, 2007 is classified as Accounts payable on the Consolidated Balance Sheets.
(c)	Of the balance at December 31, 2008, approximately ($630) million is classified as Deferred income taxes and approximately $28 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately ($606) million is classified as Deferred income taxes and approximately $12 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(d)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.

Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs.

The expenses associated with corporate governance and other service costs for Duke Energy Indiana, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(in millions)
Corporate governance and other shared service expenses	$326	$279	$309

Duke Energy Indiana incurs expenses related to certain insurance coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations, were approximately $9 million, $20 million and $10 million for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain allocated expenses from affiliates of Duke Energy. Rental income and other allocated expenses, net, were approximately $7 million, $5 million and $7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

See Note 18 for detail on expense amounts allocated from Cinergy to Duke Energy Indiana related to Duke Energy Indiana’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and post-retirement health care and insurance benefits. Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement and post-employment benefit obligations from Cinergy of approximately $423 million and $266 million at December 31, 2008 and 2007, respectively. These amounts have been classified in the Consolidated Balance Sheets as follows:

	December 31, 2008	December 31, 2007
	(in millions)
Other current liabilities	$5	$3
Accrued pension and other post-retirement benefit costs	$410	$256
Other liabilities	$8	$7

Additionally, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Indiana as Receivables in the Consolidated Balance Sheets and was approximately $117 million and $111 million as of December 31, 2008 and December 31, 2007, respectively. See Note 13 for further discussion of the sales of accounts receivable.

During the year ended December 31, 2007, Duke Energy Indiana received a $24 million capital contribution from its parent, Cinergy.

During the year ended December 31, 2006, Duke Energy Indiana paid dividends to its parent, Cinergy, of $25 million.

As discussed further in Note 15, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. As of December 31, 2008, Duke Energy Indiana was in a net payable position of approximately $29 million, of which approximately $121 million is classified within Receivables and approximately $150 million is classified within Long-term Debt in the accompanying Consolidated Balance Sheets. As of December 31, 2007, Duke Energy Indiana was in a payable position of approximately $101 million classified within Notes Payable in the accompanying Consolidated Balance Sheets. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, for the years ended December 31, 2008, 2007 and 2006 was approximately $2 million, $4 million and $1 million, respectively. The expenses associated with money pool activity, which are recorded in Interest Expense on the Consolidated Statements of Operations, for the years ended December 31, 2008, 2007 and 2006 were approximately $6 million, $2 million and $6 million, respectively.

13. Sales of Accounts Receivable

Accounts Receivable Securitization. Duke Energy Indiana sells, on a revolving basis, nearly all of its accounts receivable and related collections to Cinergy Receivables, a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (SFAS No. 140), and, accordingly, Cinergy does not consolidate Cinergy Receivables and the transfers of receivables are accounted for as sales.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $117 million and $111 million at December 31, 2008 and 2007, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions, which is the source of the funding for the subordinated note. This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007.

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

The key assumptions used in estimating the fair value are as follows:

	Years Ended December 31,
	2008	2007	2006
Anticipated credit loss rate	0.5%	0.5%	0.5%
Discount rate on expected cash flows	5.3%	7.7%	7.4%
Receivables turnover rate	10.0%	10.5%	11.0%

The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Cinergy Receivables assumes the risk of collection on the purchased receivables without recourse to Duke Energy Indiana in the event of a loss. While no direct recourse to Duke Energy Indiana exists, it does have a risk of loss in the event collections are not sufficient to allow for full recovery of its retained interests.

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the periods ending:

	As of or for the Years Ended December 31,
	2008	2007	2006
	(in millions)
Receivables sold as of period end	$225	$200	$204
Less: Retained interests	117	111	78

Net receivables sold as of period end	$108	$89	$126

Sales during period
Receivables sold	$2,401	$2,120	$2,026
Loss recognized on sale	22	26	25
Cash flows during period
Cash proceeds from receivables sold	$2,389	$2,061	$2,011
Return received on retained interests	15	17	14

14. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2008	2007
	(Years)	(in millions)
Land	—	$83	$78
Plant—Regulated
Electric generation, distribution and transmission(a)	14 –100	7,943	7,193
Other buildings and improvements	40 – 60	101	95
Equipment	5 – 25	109	103
Construction in process	—	596	659
Other	5 – 26	144	142

Total property, plant and equipment		8,976	8,270
Total accumulated depreciation(b)		(2,903)	(2,735)

Total net property, plant and equipment		$6,073	$5,535

(a)	Includes capitalized leases: $49 million for 2008 and $48 million for 2007.
(b)	Includes accumulated amortization of capitalized leases: $7 million for 2008 and $6 million for 2007.

Capitalized interest, which includes the interest expense component of AFUDC, amounted to $10 million for 2008, $12 million for 2007, and $16 million for 2006.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

15. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2008	2007
			(in millions)
Unsecured debt	5.8%	2009 – 2035	$1,250	$1,252
First and refunding mortgage bonds	7.0%	2009 – 2038	751	293
Capital leases	5.1%	2009 – 2016	27	33
Money pool	4.7%		150	101
Other debt(a)	2.0%	2012 – 2040	699	576
Unamortized debt discount and premium, net			(9)	(8)

Total debt			2,868	2,247
Current maturities of long-term debt			(227)	(47)
Short-term notes payable			—	(101)

Total long-term debt			$2,641	$2,099

(a)	Includes $576 million of Duke Energy Indiana pollution control bonds as of both December 31, 2008 and 2007. As of December 31, 2008 and 2007, approximately $287 million and $237 million was secured by first and refunding mortgage bonds, respectively, and for both December 31, 2008 and 2007, approximately $105 million was secured by a letter of credit.

First and Refunding Mortgage Bonds. In August 2008, Duke Energy Indiana issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.35% and matures August 15, 2038. Proceeds from this issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of short-term notes and to redeem first mortgage bonds maturing in September 2008.

Money Pool. Duke Energy Indiana receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. As of December 31, 2008, Duke Energy Indiana was in a net payable position of approximately $29 million, of which approximately $121 million is classified within Receivables and approximately $150 million is classified within Long-term Debt in the accompanying Consolidated Balance Sheets. As of December 31, 2007, Duke Energy Indiana was in a payable position of approximately $101 million classified within Notes Payable in the accompanying Consolidated Balance Sheets. The $121 million increase in the money pool receivable for the year ended December 31, 2008 is reflected as a cash outflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows. The $49 million increase in short-term and long-term borrowings are reflected as cash inflows in Notes payable to affiliate, net within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. The change in the money pool for the year ended December 31, 2007 is reflected as a $120 million cash inflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows and a $101 million cash inflow in Notes payable to affiliate, net within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. The change in the money pool for the year ended December 31, 2006 is reflected as a $120 million cash outflow in Notes due from affiliate, net within Net cash used in investing activities and a $250 million cash outflow in Notes payable to affiliate, net within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

Other Debt. At both December 31, 2008 and 2007, Duke Energy Indiana had approximately $340 million of auction rate pollution control bonds outstanding. While these debt instruments are long-term in nature and cannot be put back to Duke Energy Indiana prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. Beginning in February 2008, Duke Energy Indiana experienced failed auctions on these debt instruments. When failed auctions occur on a series of this debt, Duke Energy Indiana is required to pay the maximum auction rate as prescribed by the bond document. The maximum auction rate for the majority of the auction rate debt is 2.0 times one-month LIBOR. Payment of the failed-auction interest rates will continue until Duke Energy Indiana is able to either successfully remarket these instruments through the auction process or refund and refinance the existing debt through the issuance of an equivalent amount of tax exempt bonds. In January 2009, Duke Energy Indiana refunded $271 million of tax-exempt auction rate bonds through the issuance of $271 million of tax-exempt variable-rate demand bonds, which are supported by

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

direct-pay letters of credit. While Duke Energy Indiana intends to refund and refinance its remaining tax-exempt auction rate bonds of approximately $70 million, the timing of such refinancing transactions is uncertain and subject to market conditions. However, even if Duke Energy Indiana is unable to successfully refund and refinance these debt instruments, the impact of paying higher interest rates on the outstanding auction rate debt is not expected to materially affect Duke Energy Indiana’s consolidated results of operations, cash flows or financial position. The weighted-average interest rate, associated with Duke Energy Indiana’s auction rate pollution control bonds, was 1.96% as of December 31, 2008 and 4.31% as of December 31, 2007.

In January 2009, Duke Energy Indiana refunded $271 million of the above mentioned tax-exempt auction rate bonds through the issuance of $271 million of tax-exempt variable-rate demand bonds, which are supported by direct-pay letters of credit, of which $144 million had initial rates of 0.7% reset on a weekly basis with $44 million maturing May 2035, $23 million maturing March 2031 and $77 million maturing December 2039. The remaining $127 million had initial rates of 0.50% reset on a daily basis with $77 million maturing December 2039 and $50 million maturing October 2040.

Floating Rate Debt. Debt included approximately $799 million and $526 million of floating-rate debt as of December 31, 2008 and 2007, respectively. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate (LIBOR). As of December 31, 2008 and 2007, the weighted-average interest rate associated with floating-rate debt was approximately 2.4% and 4.2%, respectively.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2008

(in millions)
2009	$227
2010	5
2011	12
2012	127
2013	404
Thereafter	2,093

Total long-term debt (including current maturities)	$2,868

Duke Energy Indiana has the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy Indiana’s ability to repay these obligations prior to their scheduled maturity.

Available Credit Facilities and Restrictive Debt Covenants. In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, which replaced existing credit facilities with a 5-year, $2.65 billion master credit facility. In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. In October 2008, Duke Energy terminated the participation of one of the financial institutions supplying approximately $63 million of credit commitment under its master credit facility. The total credit facility capacity under the master credit facility subsequent to this termination is approximately $3.14 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sub limits of each borrower, subject to maximum cap limitation, at any time. At December 31, 2008, Duke Energy Indiana had borrowing sub limits under Duke Energy’s master credit facility of $450 million. The amount available to Duke Energy Indiana under its sub limits to Duke Energy’s master credit facility has been reduced by drawdowns of cash, borrowings through the money pool arrangement, and the use of the master credit facility to backstop issuances of letters of credit and pollution control bonds, as discussed below.

In September 2008, Duke Energy and its wholly-owned subsidiaries, including Duke Energy Indiana, borrowed a total of approximately $1 billion under Duke Energy’s master credit facility, of which Duke Energy Indiana’s portion is approximately $123 million. The approximate $123 million borrowed by Duke Energy Indiana remained outstanding as of December 31, 2008. The loan, which is a revolving credit loan, bears interest at LIBOR plus a spread of 19 basis points and is due in September 2009; however, Duke Energy Indiana has the ability under the master credit facility to renew the loan up through the date the master credit facility matures, which is in June 2012. As Duke Energy Indiana has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility, Duke Energy Indiana’s borrowing is reflected as Long-Term Debt on the Consolidated Balance Sheets at December 31, 2008. This borrowing reduces Duke Energy Indiana’s available credit capacity under Duke Energy’s Master Credit Facility, as discussed above.

As of December 31, 2008 and 2007, approximately $186 million of pollution control bonds, which are short-term obligations by nature, were classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Indiana’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date gives Duke Energy Indiana the ability to refinance these short-term obligations on a long-term basis. Of the $186 million of pollution control bonds outstanding at December 31, 2008, approximately $136 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific credit facilities separate from the master credit facility.

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

Restrictive Debt Covenants. Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy and Duke Energy Indiana to not exceed 65%. Duke Energy Indiana’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2008, Duke Energy and Duke Energy Indiana were in compliance with these covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Other Assets Pledged as Collateral. As of December 31, 2008, substantially all of Duke Energy Indiana’s electric plant in service is mortgaged under the mortgage bond indenture of Duke Energy Indiana.

16. Preferred Stock

In May 2006, Duke Energy Indiana redeemed all outstanding shares of its $3.7 million notional amount 3.5% Cumulative Preferred Stock, its $3.9 million notional amount 4.32% Cumulative Preferred Stock, and its $3.7 million notional amount 4.16% Cumulative Preferred Stock at par, plus accrued and unpaid dividends.

17. Commitments and Contingencies

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

Clean Water Act 316(b). The U.S. EPA finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Three of five coal-fired generating facilities in which Duke Energy Indiana is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case and briefs were filed on July 14, 2008. Oral argument occurred on December 2, 2008. A decision is expected in 2009. If the Supreme Court upholds the lower court decision, it is expected that costs will increase as a result of the court’s decision, however, Duke Energy Indiana is unable to estimate at this time its costs to comply.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOX emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOX and in 2010 for SO2. Phase 2 begins in 2015 for both NOX and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The court did not impose a deadline or schedule on the EPA. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

Duke Energy Indiana plans to spend approximately $35 million between 2009 and 2013 to comply with Phase 1 of the CAIR. Duke Energy Indiana is currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of the CAIR and the Clean Air Mercury Rule (see below) in Indiana.

See Note 11 for a discussion of the impacts of the D.C. Circuit Court’s July 11, 2008 decision to vacate the CAIR on the carrying value of emission allowances.

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8,

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

2008, the D.C. Circuit issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. Requests for rehearing were denied. The U.S. EPA and the Utility Air Regulatory Group have requested that the U.S. Supreme Court review the D.C. Circuit’s decision. The D.C. Circuit’s decision creates uncertainty regarding future mercury emission reduction requirements and their timing, but makes it fairly certain that there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants. On January 29, 2009, the EPA requested the U.S. Department of Justice withdraw its Petition for Writ of Certiorari filed on October 17, 2008. On February 23, 2009, the Supreme Court denied the Utility Air Regulatory Group’s petition. The EPA will now develop emission standards for utility units under section 112 of the Clean Air Act, thus abiding by the D.C. Circuit’s decision. At this point, Duke Energy Indiana is unable to estimate the costs to comply with any future mercury regulations that might result from the D.C. Circuit’s decision.

Coal Combustion Product (CCP) Management. Duke Energy Indiana currently estimates that it will spend approximately $155 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $15 million and $10 million as of December 31, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy Indiana’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

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

On October 21, 2008, Plaintiffs filed a motion for a new liability trial claiming that defendants misled the Plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted Plaintiffs’ motion for a new liability trial on claims for which Duke Energy Indiana was not previously found liable. In a subsequent order rendered on January 12, 2009, the Court also ordered Duke Energy Indiana to pay Plaintiffs’ costs incurred in preparing and filing the motion for a new trial. A new liability trial is scheduled to begin on May 11, 2009. The remedy trial for violations already established at the Wabash River Station and W.C. Beckjord Station was held during the week beginning February 2, 2009. Based on previous rulings by the judge in this case, the Wabash River units are not subject to civil penalties; and therefore, the remedy trial in February addressed only the appropriate injunctive relief. Plaintiffs are seeking numerous types of injunctive relief including installation of monitoring equipment, ceasing operations and remediation of alleged excess emissions from the Wabash River units.

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies claiming NSR violations at the Edwardsport generating station in Knox County, Indiana. Sierra Club claims that Duke Energy Indiana violated the CAA when it undertook various unnamed maintenance projects at Edwardsport

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

without obtaining permits and installing the best available emission controls. Sierra Club further states that it intends to file suit for additional alleged violations of the CAA and the Indiana State Implementation Plan. On June 30, 2008, defendants filed a motion to dismiss, or alternative to stay, this litigation on jurisdictional grounds. The District Court denied that motion and the case will proceed to discovery.

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

Section 126 Petitions. In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states, including Indiana, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards. In August 2005, the EPA issued a proposed response to the petition. The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states. The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR Federal Implementation Plan (FIP) that would address the air quality concerns from neighboring states. On April 28, 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above. North Carolina has filed a legal challenge to the EPA’s denial. Briefing in that case is under way. On March 5, 2009 the D.C. Circuit remanded the case to the EPA for reconsideration. The EPA has conceded that the D.C. Circuit’s July 18, 2008 decision in the CAIR litigation, North Carolina v. EPA No. 05-1244, discussed above, and a subsequent order issued by the D.C. Circuit on December 23, 2008, have eliminated the legal basis for the EPA’s denial of North Carolina’s Section 126 petition. At this time, Duke Energy Indiana cannot predict the outcome of this proceeding.

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their appeal to the Fifth Circuit Court of Appeals and oral argument was heard on August 6, 2008. Due to the late recusal of one of the judges on the Fifth Circuit panel, the court held a new oral argument on November 3, 2008. It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with this matter.

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

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of December 31, 2008 and 2007, Duke Energy Indiana has recorded insignificant reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. Duke Energy Indiana enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as undesignated hedge contracts or qualifying hedge positions.

Operating and Capital Lease Commitments

Duke Energy Indiana leases assets in several areas of its operations. Consolidated rental expense for operating leases was approximately $25 million in 2008, $35 million in 2007 and $24 million in 2006, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Capitalized lease obligations are classified as debt on the Consolidated Balance Sheets (see Note 15). Amortization of capital lease assets is included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2008:

	Operating Leases	Capital Leases
	(in millions)
2009	$22	$5
2010	20	4
2011	17	4
2012	16	4
2013	15	3
Thereafter	28	7

Total future minimum lease payments	$118	$27

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

18. Employee Benefit Obligations

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

Cinergy adopted the funded status recognition and disclosure provisions of SFAS No. 158 effective December 31, 2006. Cinergy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. Previously, Cinergy used a September 30 measurement date for its defined benefit and other post-retirement plans. The adoption of SFAS No. 158 did not have a material impact on Duke Energy Indiana’s consolidated results of operations or cash flows. See Note 1 for additional information related to the adoption of SFAS No. 158.

Net periodic benefit cost disclosed in the tables below for the qualified, non-qualified and other post-retirement benefit plans represent the cost of the respective plan for the periods presented. However, portions of the net periodic benefit cost disclosed in the tables have been capitalized as a component of property, plant and equipment.

Qualified Pension Plans

Cinergy’s qualified defined benefit pension plans cover substantially all employees meeting certain minimum age and service requirements. The plans cover most employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which varies with age and years of service) of current eligible earnings and current interest credits. Certain legacy Cinergy employees are covered under plans that use a final average earnings formula. Under a final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years.

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

Duke Energy Indiana’s qualified pension plan pre-tax net periodic pension benefit costs as allocated by Cinergy were as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Qualified Pension Benefits	$17	$20	$23

The fair value of Cinergy’s plan assets was approximately $1,110 million and $1,701 million as of December 31, 2008 and 2007, respectively. The projected benefit obligation for the plans was approximately $1,992 million and $1,941 million as of December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the plans was approximately $1,729 million and $1,753 million as of December 31, 2008 and 2007, respectively. The accrued qualified pension liability allocated by Cinergy to Duke Energy Indiana, which represents Duke Energy Indiana’s proportionate share of the unfunded status of the Cinergy qualified pension plan, was approximately $244 million and $73 million as of December 31, 2008 and 2007, respectively, and is recognized in Accrued pension and other post-retirement benefit costs within the Consolidated Balance Sheets. Regulatory assets, as allocated by Cinergy to Duke Energy Indiana, were approximately $244 million and $90 million as of December 31, 2008 and 2007, respectively, and are recognized in Regulatory Assets and Deferred Debits within the Consolidated Balance Sheets.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Duke Energy did not make any contributions to its defined benefit retirement plans in 2008. Duke Energy made qualified pension benefit contributions of approximately $350 million and $124 million to the legacy Cinergy qualified pension benefit plans in 2007 and 2006, respectively, of which approximately $92 million and $24 million represents contributions made by Duke Energy Indiana for the years ended December 31, 2007 and 2006, respectively. In February 2009, Duke Energy Indiana made a cash contribution of approximately $100 million, which represented its proportionate share of an approximate $500 million total contribution to Cinergy’s and Duke Energy’s qualified pension plans.

Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2008	2007	2006
	(percentages)
Benefit Obligations
Discount rate	6.50	6.00	5.75
Salary increase	4.50	5.00	5.00
Net Periodic Benefit Cost
Discount rate(a)	6.00	5.75	5.50-6.00
Salary increase	5.00	5.00	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

(a)	Upon consummation of the merger with Duke Energy, all other pension obligations were remeasured. Cinergy updated the assumptions used to determine their pension obligations and prospective net periodic benefit cost to be allocated to Duke Energy Indiana. As a result, the discount rate used to determine net periodic benefit cost to be allocated to Duke Energy Indiana by Cinergy changed from 5.50% to 6.00% in 2006.

Non-Qualified Pension Plans

Cinergy also maintains, and Duke Energy Indiana participates in, non-qualified, non-contributory defined benefit retirement plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of active employees covered by the non-qualified retirement plans is 11 years. There are no plan assets. The projected benefit obligation for the plans was approximately $113 million and $105 million as of December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the plans was approximately $104 million and $102 million as of December 31, 2008 and 2007, respectively. The accrued non-qualified pension liability allocated by Cinergy to Duke Energy Indiana, which represents Duke Energy Indiana’s proportionate share of the unfunded status of the Cinergy non-qualified pension plan, was approximately $6 million as of both December 31, 2008 and 2007, of which approximately $5 million is recognized in Accrued pension and other post-retirement benefit costs within the Consolidated Balance Sheets at both December 31, 2008 and 2007 and approximately $1 million is recognized in Other within Current Liabilities on the Consolidated Balance Sheets at December 31, 2008 and 2007. Regulatory assets, as allocated by Cinergy to Duke Energy Indiana, were approximately $3 million as of both December 31, 2008 and 2007 and are recognized in Regulatory Assets and Deferred Debits within the Consolidated Balance Sheets. Net periodic pension cost, as allocated by Cinergy, was approximately $1 million for each of the years ended December 31, 2008, 2007 and 2006.

Non-Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2008	2007	2006
	(percentages)
Benefit Obligations
Discount rate	6.50	6.00	5.75
Salary increase	4.50	5.00	5.00
Net Periodic Benefit Cost
Discount rate(a)	6.00	5.75	5.50-6.00
Salary increase	5.00	5.00	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

(a)	Upon consummation of the merger with Duke Energy, all other pension obligations were remeasured. Cinergy updated the assumptions used to determine their pension obligations and prospective net periodic benefit cost to be allocated to Duke Energy Indiana. As a result, the discount rate used to determine net periodic benefit cost to be allocated to Duke Energy Indiana by Cinergy changed from 5.50% to 6.00% in 2006.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Other Post-Retirement Benefit Plans

Duke Energy Indiana participates in other post-retirement benefit plans sponsored by Duke Energy. Prior to January 1, 2008, Cinergy was the sponsor of the other post-retirement benefit plans. Effective January 1, 2008, Duke Energy became the sponsor of these other post-retirement benefit plans. Duke Energy provides certain health care and life insurance benefits to retired employees and their eligible dependents on a contributory and non-contributory basis. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments. These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over approximately 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 12 years. During the fourth quarter of 2008, Duke Energy Indiana recorded pre-tax income of approximately $19 million related to the correction of errors in actuarial valuations prior to 2008 that would have reduced amounts recorded as other post-retirement benefit expense recorded during those historical periods.

Duke Energy Indiana’s other post-retirement plan pre-tax net periodic benefit costs as allocated by Duke Energy were as follows:

	For the Years Ended December 31,
	2008(a)	2007	2006
	(in millions)
Other Post-Retirement Benefits	$14	$21	$22

(a)	Includes the recognition of the approximate $19 million correction of errors discussed above.

The fair value of Duke Energy’s other post-retirement benefit plans assets was approximately $23 million and $32 million as of December 31, 2008 and 2007, respectively. The accumulated other post-retirement benefit obligation for the plans was approximately $330 million and $464 million as of December 31, 2008 and 2007, respectively. The accrued other post-retirement liability allocated by Duke Energy to Duke Energy Indiana, which represents Duke Energy Indiana’s proportionate share of the unfunded status of the Duke Energy other post-retirement benefit plans, was approximately $164 million and $178 million as of December 31, 2008 and 2007, respectively, of which approximately $161 million and $178 million is recognized in Accrued pension and other post-retirement benefit costs within the Consolidated Balance Sheets at December 31, 2008 and 2007, respectively, and approximately $3 million and an insignificant amount was recognized in Other within Current Liabilities at December 31, 2008 and 2007, respectively. Regulatory assets, as allocated by Duke Energy to Duke Energy Indiana, were approximately $60 million and $72 million as of December 31, 2008 and 2007, respectively, and are recognized in Regulatory Assets and Deferred Debits within the Consolidated Balance Sheets.

Duke Energy did not make any contributions to its other post-retirement plans in 2008. Duke Energy made contributions of approximately $32 million to the legacy Cinergy other post-retirement plans during 2007, of which approximately $14 million represents contributions made by Duke Energy Indiana. No amounts were contributed to the legacy Cinergy other post-retirement plans in 2006.

Assumptions Used in Duke Energy’s Other Post-retirement Benefits Accounting

	2008	2007	2006
	(percentages)
Benefit Obligations
Discount rate	6.50	6.00	5.75
Net Periodic Benefit Cost
Discount rate(a)	6.00	5.75	5.50-6.00
Expected long-term rate of return on plan assets	8.50	8.50	N/A

(a)	Upon consummation of the merger with Duke Energy, all other post-retirement obligations were remeasured. Cinergy updated the assumptions used to determine their other post-retirement obligations and prospective net periodic other post-retirement benefit cost to be allocated to Duke Energy Indiana. As a result, the discount rate used to determine net periodic other post-retirement benefit cost to be allocated to Duke Energy Indiana by Cinergy changed from 5.50% to 6.00% in 2006.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Assumed Health Care Cost Trend Rates

	Medicare Trend Rate		Prescription Drug Trend Rate
	2008	2007	2008	2007
Health care cost trend rate assumed for next year	8.50%	8.00%	11.00%	12.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2013	2022	2022

19. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years ended December 31,
	2008	2007	2006
	(in millions)
Income/(Expense)
Interest income	$21	$25	$27
AFUDC equity and Post-in-service carrying costs(a)	46	18	17
Other	3	2	2

Total	$70	$45	$46

(a)	See Note 4 for discussion of a favorable $25 million AFUDC ruling by the IURC during 2008.

20. Subsequent Events

For information on subsequent events related to regulatory matters, debt and credit facilities, commitments and contingencies, and employee benefit obligations, see Notes 4, 15, 17 and 18, respectively.

21. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions)
2008
Operating revenues	$617	$576	$682	$608	$2,483
Operating income	134	93	121	113	461
Net income	78	61	64	55	258
2007
Operating revenues	$495	$548	$634	$546	$2,223
Operating income	124	88	132	106	450
Net income	69	47	71	45	232

During the first quarter of 2008, Duke Energy Indiana recorded the following unusual or infrequently occurring item: a favorable $7 million IURC ruling related to AFUDC (see Note 4).

During the second quarter of 2008, Duke Energy Indiana recorded the following unusual or infrequently occurring item: a favorable $18 million IURC ruling related to AFUDC (see Note 4).

There were no significant or unusual items during the third quarter of 2008.

During the fourth quarter of 2008, Duke Energy Indiana recorded the following unusual or infrequently occurring item: pre-tax income of approximately $19 million related to the correction of errors in actuarial valuations related to other post-retirement benefit plans (see Note 18).

During the first quarter of 2007, Duke Energy Indiana recorded the following unusual or infrequently occurring item: a temporary rate reduction of approximately a $12 million due to merger approval obtained from IURC related to the merger between Duke Energy and Cinergy.

There were no significant or unusual items during the second, third or fourth quarters of 2007.

PART II

DUKE ENERGY INDIANA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
December 31, 2008:
Injuries and damages	$4	$—	$—	$—	$4
Allowance for doubtful accounts	1	1	—	1	1
Other(b)	10	6	—	1	15

	$15	$7	$—	$2	$20

December 31, 2007:
Injuries and damages	$4	$5	$—	$5	$4
Allowance for doubtful accounts	1	—	—	—	1
Other(b)	35	1	—	26	10

	$40	$6	$—	$31	$15

December 31, 2006:
Injuries and damages	$6	$1	$—	$3	$4
Allowance for doubtful accounts	—	1	1	1	1
Other(c)	25	12	—	2	35

	$31	$14	$1	$6	$40

(a)	Principally reserve reversals and cash payments. For 2007, this also includes the impacts from the adoption of FIN 48.
(b)	Principally environmental reserves included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(c)	Principally environmental, tax contingencies and other reserves, included in Taxes accrued and Interest accrued within Current Liabilities or Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The valuation and reserve amounts as of December 31, 2008 and 2007 do not include unrecognized tax benefits amounts or deferred tax asset valuation allowance amounts.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Duke Energy Indiana’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Duke Energy Indiana’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Duke Energy Indiana’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of Duke Energy Indiana’s internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of Deloitte & Touche LLP, Duke Energy Indiana’s registered independent public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Deloitte & Touche LLP pursuant to temporary rules of the SEC that permit Duke Energy Indiana to provide only management’s report in this annual report.

PART III

Item 14. Principal Accounting Fees and Services.

Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) provided professional services to Duke Energy Corporation (Duke Energy) and its consolidated subsidiaries for 2008 and 2007. The following table presents the fees that have been allocated to Duke Energy Indiana, Inc. (Duke Energy Indiana) and its subsidiaries as a part of corporate governance costs:

Type of Fees	FY 2008	FY 2007
	(In millions)
Audit Fees(a)	$1.5	$1.7
Audit-Related Fees(b)	0.2	0.2
Tax Fees(c)	0.1	0.2

Total Fees:	$1.8	$2.1

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Duke Energy and are allocated by Duke Energy to Duke Energy Indiana for the audit of the Duke Energy Indiana consolidated financial statements included in Duke Energy Indiana’s annual report on Form 10-K and review of financial statements included in Duke Energy Indiana’s quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards.
(b)	Audit-Related Fees are fees billed by Deloitte to Duke Energy and are allocated by Duke Energy to Duke Energy Indiana for assurance and related services that are reasonably related to the performance of an audit or review of Duke Energy Indiana’s financial statements, including assistance with acquisitions and divestitures and internal control reviews.
(c)	Tax Fees are fees billed by Deloitte to Duke Energy and are allocated by Duke Energy to Duke Energy Indiana for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy and its consolidated subsidiaries, including Duke Energy Indiana, that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the SEC’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2008 and 2007 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to its pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income for the Years ended December 31,

2008, 2007 and 2006

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 21 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended

December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the

Consolidated Financial Statements or Notes.

(b) Exhibits—See Exhibit Index immediately following the signature page.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2009

DUKE ENERGY INDIANA, INC. (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS

James E. Rogers

Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ DAVID L. HAUSER

David L. Hauser

Group Executive and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG

Steven K. Young

Senior Vice President and Controller (Principal Accounting Officer)

(iv)	Directors

/s/ JULIE	K. GRIFFITH

Julie K. Griffith

/s/ JIM	L. STANLEY

Jim L. Stanley

/s/ JAMES	L. TURNER

James L. Turner

Date: March 13, 2009

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

December 31, 1992, filed on July 15, 1993, File No. 1-3543).

4.6	Loan Agreement between PSI and the City of Princeton, Indiana dated as of November 7, 1996 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

PART IV

Exhibit Number
4.7	Loan Agreement between PSI and the City of Princeton, Indiana dated as of February 1, 1997 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).

4.8	Unsecured Promissory Note dated October 14, 1998, between PSI and the Rural Utilities Service (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1998, File No. 1-3543).

4.9	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of July 15, 1998 (filed with Form
10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1998, File No. 1-3543).

4.10	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of May 1, 2000 (filed with Form
10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 2000, File No. 1-3543).

4.11	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002 File No.
1-3543).

4.12	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002, File No.
1-3543).

4.13	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of February 15, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No.
1-3543).

4.14	6.302% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).

4.15	6.403% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).

4.16	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004B (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on December 9, 2004, File No. 1-3543).

4.17	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004C (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on December 9, 2004, File No. 1-3543).

10.1	Employment Agreement dated February 4, 2004, among Cinergy Corp., CG&E, and PSI, and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No.
1-3543).

10.2	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.2.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.3	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Donald B. Ingle, Jr. (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.4	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

PART IV

Exhibit Number
10.4.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.4.2	Form of amendment to employment agreement, adopted and effective December 14, 2005, between Services and each of Michael J. Cyrus and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.5	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.5.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.6	Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI and Marc E. Manly (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No.
1-3543).

10.6.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI, and Marc E. Manly (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.7	Deferred Compensation Agreement, effective as of January 1, 1992, between PSI and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.8	Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between PSI and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.8.1	First Amendment to Split Dollar Life Insurance Agreement between PSI and James E. Rogers dated December 11, 1992 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.9	Asset Purchase Agreement by and among Cinergy Capital & Trading, Inc. (Capital & Trading), CinCap Madison, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.10	Asset Purchase Agreement by and among Capital & Trading., CinCap VII, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.11	Asset Purchase Agreement by and among PSI and CG&E and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No.
1-3543).

10.12	Underwriting Agreement in connection with PSI issuance and sale of $350,000,000 aggregate principal amount of its 6.12% Debentures due 2035 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.13	$2,000,000,000 Amended and Restated Credit Agreement among the registrant, such subsidiaries, the banks listed therein, Barclays Bank PLC, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (filed with Form
10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

PART IV

Exhibit Number
10.13.1	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Indiana, Inc., July 5, 2007, File No. 1-3543, as Exhibit 10.1).

10.13.2	Amendment No. 1 to the Amended and Restated Credit Agreement (filed in Form 8-K of Duke Energy Indiana, Inc., March 12, 2008, File No. 1-3543, as Exhibit 10.1).

10.14	Asset Purchase Agreement by and between Duke Energy Indiana, Inc., as Seller, and Wabash Valley Power Association, Inc., as Buyer, Dated as of December 1, 2006 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.15	$330,000,000 Letter of Credit Agreement dated as of September 19, 2008, among Duke Energy Indiana, Inc., Duke Energy Kentucky, Inc., the banks listed therein, Bank of America, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria, S.A.-New York Branch, as Syndication Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., Intesa Sanpaolo S.p.A., New York Branch, Mizuho Corporate Bank (USA), and Wells Fargo Bank, National Association, as Co-Documentation Agents (filed with Form 10-Q of Duke Energy Indiana, Inc. for the quarter ended September 30, 2008, File No. 1-3543, as Exhibit 10.1).

*10.16	Engineering, Procurement and Construction Management Agreement dated December 15, 2008 between Duke Energy Indiana, Inc. and Bechtel Power Corporation (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

*12	Computation of Ratio of Earnings to Fixed Charges.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.