Form 10-Q
period 2009-03-31
Duke Energy Indiana, Inc.
filed 2009-05-13
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 Or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

INDEX

DUKE ENERGY INDIANA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State and federal legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth or decline in Duke Energy Indiana, Inc.’s (Duke Energy Indiana) service territories, customer base or customer usage patterns;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Indiana’s operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornados;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation facilities;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended March 31,
	2009	2008
Operating Revenues-Regulated Electric	$613	$617

Operating Expenses
Fuel used in electric generation and purchased power	237	246
Operation, maintenance and other	159	133
Depreciation and amortization	92	88
Property and other taxes	23	19
Total operating expenses	511	486
Gains on Sales of Other Assets and Other, net	—	3
Operating Income	102	134
Other Income and Expenses, net	7	18
Interest Expense	34	30
Income Before Income Taxes	75	122
Income Tax Expense	27	44
Net Income	$48	$78

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$21	$144
Receivables (net of allowance for doubtful accounts of $1 at March 31, 2009 and December 31, 2008)	588	364
Inventory	244	216
Other	109	125
Total current assets	962	849
Investments and Other Assets
Restricted funds held in trust	2	2
Intangibles, net	88	76
Other	127	106
Total investments and other assets	217	184
Property, Plant and Equipment
Cost	9,150	8,976
Less accumulated depreciation and amortization	2,969	2,903
Net property, plant and equipment	6,181	6,073
Regulatory Assets and Deferred Debits
Deferred debt expense	46	42
Regulatory assets related to income taxes	69	66
Other	650	604
Total regulatory assets and deferred debits	765	712
Total Assets	$8,125	$7,818

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	March 31, 2009	December 31, 2008
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$199	$303
Taxes accrued	81	49
Interest accrued	33	42
Current maturities of long-term debt	131	227
Other	102	114
Total current liabilities	546	735
Long-term Debt	3,087	2,641
Deferred Credits and Other Liabilities
Deferred income taxes	818	809
Investment tax credits	15	16
Accrued pension and other post-retirement benefit costs	312	410
Asset retirement obligations	24	24
Other	681	589
Total deferred credits and other liabilities	1,850	1,848
Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at March 31, 2009 and December 31, 2008	1	1
Additional paid-in capital	868	868
Retained earnings	1,762	1,714
Accumulated other comprehensive income	11	11
Total common stockholder’s equity	2,642	2,594
Total Liabilities and Common Stockholder’s Equity	$8,125	$7,818

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48	$78
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	93	88
Gains on sales of other assets and other	—	(3)
Deferred income taxes and investment tax credit amortization	(7)	(39)
Contributions to qualified pension plans	(100)	—
Accrued pension and other post-retirement benefit costs	6	7
(Increase) decrease in
Receivables	38	5
Inventory	(28)	4
Other current assets	29	(45)
Increase (decrease) in
Accounts payable	(92)	(21)
Taxes accrued	32	103
Other current liabilities	(21)	(4)
Regulatory asset/liability deferrals	(10)	(15)
Other assets	15	(3)
Other liabilities	(6)	(3)
Net cash (used in) provided by operating activities	(3)	152
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(185)	(219)
Purchases of available-for-sale securities	(11)	—
Proceeds from sales and maturities of available-for-sale securities	11	—
Proceeds from the sales of other assets	—	5
Purchases of emission allowances	(19)	(8)
Sales of emission allowances	3	5
Notes due from affiliate, net	(264)	—
Change in restricted funds held in trust	—	8
Other	—	(2)
Net cash used in investing activities	(465)	(211)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	721	—
Redemption of long-term debt	(370)	(1)
Notes payable to affiliate, net	—	60
Other	(6)	—
Net cash provided by financing activities	345	59
Net decrease in cash and cash equivalents	(123)	—
Cash and cash equivalents at beginning of period	144	12
Cash and cash equivalents at end of period	$21	$12

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$73	$46

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains on Cash Flow Hedges	Other	Total
Balance at December 31, 2007	$1	$868	$1,456	$12	$6	$2,343
Net income	—	—	78	—	—	78
Other comprehensive loss
Unrealized losses on available-for-sale securities(a)	—	—	—	—	(3)	(3)

Total comprehensive income						75
Balance at March 31, 2008	$1	$868	$1,534	$12	$3	$2,418

Balance at December 31, 2008	$1	$868	$1,714	$11	$—	$2,594
Net income and total comprehensive income	—	—	48	—	—	48
Balance at March 31, 2009	$1	$868	$1,762	$11	$—	$2,642

(a) Net of $2 tax benefit.

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

These Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Indiana’s Form 10-K for the year ended December 31, 2008.

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

Use of Estimates. To conform to GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour for all customer classes to the number of estimated kilowatt-hours delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt hour (MWh) to the number of estimated MWh delivered, but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of factors, including seasonality, weather, customer usage patterns and customer mix. Duke Energy Indiana sells, on a revolving basis, nearly all of its retail and wholesale accounts receivable and related collections to Cinergy Receivables Company, LLC (Cinergy Receivables), a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale treatment under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (SFAS No. 140), and, accordingly, the transfers of receivables are accounted for as sales. Nearly all of the receivables for unbilled revenues of approximately $99 million and $118 million at March 31, 2009 and December 31, 2008, respectively, were included in the sales of accounts receivable to Cinergy Receivables.

Other. As of March 31, 2009 and December 31, 2008, approximately $507 million and $492 million, respectively, of regulatory liabilities associated with asset removal costs were included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. At March 31, 2009 and December 31, 2008, these balances exceeded 5% of total liabilities.

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

Accounting policies for Duke Energy Indiana’s segment are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2008. Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes.

Cash, cash equivalents, and short-term investments are managed centrally by Cinergy and Duke Energy, so the interest and dividend income on those balances are excluded from the segment’s EBIT.

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended March 31, 2009
Franchised Electric	$613	$116	$92

Total reportable segment	613	116	92
Other	—	(10)	—
Interest expense	—	(34)	—
Interest income and other	—	3	—

Total consolidated	$613	$ 75	$92

Three Months Ended March 31, 2008
Franchised Electric	$617	$159	$88

Total reportable segment	617	159	88
Other	—	(13)	—
Interest expense	—	(30)	—
Interest income and other	—	6	—

Total consolidated	$617	$122	$88

(a)	There were no intersegment revenues for the three months ended March 31, 2009 and 2008.

Segment Assets

At March 31, 2009 and December 31, 2008, all of Duke Energy Indiana’s assets are owned by its only reportable business segment, Franchised Electric.

3. Sales of Other Assets

There were no sales of other assets for the three months ended March 31, 2009. For the three months ended March 31, 2008, the sale of other assets resulted in proceeds of approximately $5 million and net pre-tax gains of approximately $3 million recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. This amount is related to two sales of structures and land.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

4. Inventory

Inventory consists of coal held for electric generation and materials and supplies, and is recorded primarily using the average cost method. Inventory is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

	March 31, 2009	December 31, 2008
	(in millions)
Coal held for electric generation	$174	$145
Materials and supplies	70	71

Total Inventory	$244	$216

5. Debt and Credit Facilities

First and Refunding Mortgage Bonds. In March 2009, Duke Energy Indiana issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.45% and mature April 1, 2039. Proceeds from this issuance will be used to fund capital expenditures, to replenish cash used to repay $97 million of senior notes which matured on March 15, 2009, to fund the repayment at maturity of $125 million of first mortgage bonds due July 15, 2009, and for general corporate purposes, including the repayment of short-term notes.

Other Debt. In January 2009, Duke Energy Indiana refunded $271 million of tax-exempt auction rate bonds through the issuance of $271 million of tax-exempt variable-rate demand bonds, which are supported by direct-pay letters of credit, of which $144 million had initial rates of 0.7% reset on a weekly basis with $44 million maturing May 2035, $23 million maturing March 2031 and $77 million maturing December 2039. The remaining $127 million had initial rates of 0.5% reset on a daily basis with $77 million maturing December 2039 and $50 million maturing October 2040.

Money Pool. Duke Energy Indiana receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. There is no net settlement of receivables and payables between Duke Energy Indiana and other money pool participants. As of March 31, 2009, Duke Energy Indiana was in a net receivable position of approximately $235 million, of which approximately $385 million is classified within Receivables and approximately $150 million is classified within Long-Term Debt in the accompanying Consolidated Balance Sheets. As of December 31, 2008, Duke Energy Indiana was in a net payable position of approximately $29 million, of which approximately $121 million is classified within Receivables and approximately $150 million is classified within Long-Term Debt in the accompanying Consolidated Balance Sheets. The $264 million increase in the money pool activity during the three months ended March 31, 2009 is reflected in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows.

Available Credit Facilities and Capacity Utilized Under Available Credit Facilities. The total credit facility capacity under Duke Energy’s master credit facility is approximately $3.14 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sub limits of each borrower, subject to maximum cap limitation, at any time. At March 31, 2009, Duke Energy Indiana had borrowing sub limits under Duke Energy’s master credit facility of $450 million. The amount available to Duke Energy Indiana under its sub limits to Duke Energy’s master credit facility has been reduced by drawdowns of cash, borrowings through the money pool arrangement, and the use of the master credit facility to backstop issuances of letters of credit and pollution control bonds, as discussed below.

At March 31, 2009, Duke Energy and its wholly-owned subsidiaries, including Duke Energy Indiana, had outstanding borrowings of approximately $750 million under Duke Energy’s master credit facility, of which Duke Energy Indiana’s portion is approximately $123 million. The loan, which is a revolving credit loan, bears interest at one-month London Interbank Offered Rate (LIBOR) plus a spread of 19 basis points and is due in September 2009; however, Duke Energy Indiana has the ability under the master credit facility to renew the loan up through the date the master credit facility matures, which is in June 2012. As Duke Energy Indiana has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

facility, Duke Energy Indiana’s borrowing is reflected as Long-Term Debt on the Consolidated Balance Sheets at March 31, 2009. This borrowing reduces Duke Energy Indiana’s available credit capacity under Duke Energy’s Master Credit Facility, as discussed above.

As of March 31, 2009 and December 31, 2008, approximately $457 million and $186 million, respectively, of certain pollution control bonds, which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Indiana’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date gives Duke Energy Indiana the ability to refinance these short-term obligations on a long-term basis. Of the $457 million of pollution control bonds outstanding at March 31, 2009, approximately $136 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific credit facilities separate from the master credit facility.

Restrictive Debt Covenants. Duke Energy’s credit agreement contains various financial and other covenants. Duke Energy Indiana’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2009, Duke Energy and Duke Energy Indiana were in compliance with these covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

6. Employee Benefit Obligations

Duke Energy Indiana participates in pension and other post-retirement benefit plans sponsored by Cinergy. Net periodic pension cost discussed below for qualified and other post-retirement benefit plans represents the allocated cost of the respective pension plan for the periods presented. However, portions of the net periodic pension cost discussed below have been capitalized as a component of property, plant and equipment. Duke Energy Indiana’s net periodic benefit costs as allocated by Cinergy were as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in millions)
Qualified Pension Benefits	$3	$3
Other Post-retirement Benefits	$3	$4

Duke Energy’s policy is to fund amounts for its U.S. qualified pension retirement plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. In February 2009, Duke Energy Indiana made a cash contribution of approximately $100 million, which represented its proportionate share of an approximate $500 million total contribution to Cinergy’s and Duke Energy’s qualified pension plans. Duke Energy did not make contributions to the legacy Cinergy qualified and non-qualified pension plans during the three months ended March 31, 2008. Duke Energy does not anticipate making additional contributions to the legacy Cinergy qualified or non-qualified pension plans during the remainder of 2009. Cinergy also sponsors employee savings plans that cover substantially all employees. Duke Energy Indiana expensed pre-tax employer matching contributions of approximately $2 million and $1 million for the three months ended March 31, 2009 and 2008, respectively.

7. Intangibles

The carrying amount and accumulated amortization of intangible assets as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(in millions)
Emission allowances	$71	$59
Gas, coal and power contracts	24	24

Total gross carrying amount	95	83
Accumulated amortization—gas, coal and power contracts	(7)	(7)

Total intangible assets, net	$88	$76

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Emission allowances in the table above include emission allowances purchased by Duke Energy Indiana and certain zero cost emission allowances allocated to Duke Energy Indiana on an annual basis. The change in the gross carrying value of emission allowances during the three months ended March 31, 2009 is as follows:

(in millions)
Gross carrying value at beginning of period	$59
Purchases of emission allowances	19
Sales and consumption of emission allowances(a)	(7)

Gross carrying value at end of period	$71

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the three months ended March 31, 2008 was approximately $12 million.

Amortization expense for gas, coal and power contracts for each of the three months ended March 31, 2009 and 2008 was insignificant.

8. Related Party Transactions

Duke Energy Indiana engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009(a)	December 31, 2008(a)
	(in millions)
Current assets(b)	$34	$30
Current liabilities(c)	$(52)	$(153)
Net deferred tax liabilities(d)	$(588)	$(602)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at March 31, 2009, approximately $27 million is classified as Receivables and approximately $7 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $11 million is classified as Receivables and approximately $19 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	Of the balance at March 31, 2009, approximately $(38) million is classified as Accounts payable and approximately $(14) million is classified as Taxes accrued on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(151) million is classified as Accounts payable and approximately $(2) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(d)	Of the balance at March 31, 2009, approximately $(614) million is classified as Deferred income taxes and approximately $26 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(630) million is classified as Deferred income taxes and approximately $28 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended March 31, 2009 and 2008, Duke Energy Indiana recorded governance and shared services expenses of approximately $93 million and $69 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Indiana incurs expenses related to certain insurance coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations, were approximately $2 million for each of the three months ended March 31, 2009 and 2008. Additionally, Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net were approximately $2 million for each of the three months ended March 31, 2009 and 2008.

Duke Energy Indiana participates in Cinergy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans (see Note 6). Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations from Cinergy of approximately $325 million at March 31,

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

2009 and approximately $423 million at December 31, 2008. These amounts have been classified in the Consolidated Balance Sheets as follows:

	March 31, 2009	December 31, 2008
	(in millions)
Other current liabilities	$5	$5
Accrued pension and other post-retirement benefit costs	$312	$410
Other liabilities	$8	$8

Additionally, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified as Receivables in the Consolidated Balance Sheets and was approximately $109 million as of March 31, 2009 and $117 million as of December 31, 2008. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $3 million and $5 million for the three months ended March 31, 2009 and 2008, respectively.

As discussed further in Note 5, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. As of March 31, 2009, Duke Energy Indiana was in a net receivable position of approximately $235 million, of which approximately $385 million is classified within Receivables and approximately $150 million is classified within Long-Term Debt in the accompanying Consolidated Balance Sheets. As of December 31, 2008, Duke Energy Indiana was in a net payable position of approximately $29 million, of which approximately $121 million is classified within Receivables and approximately $150 million is classified within Long-Term Debt in the accompanying Consolidated Balance Sheets. For the three months ended March 31, 2009 and 2008, interest expense associated with money pool activity, recorded in Interest Expense in the Consolidated Statement of Operations, was approximately $1 million and $2 million, respectively.

9. Risk Management, Derivative Instruments and Hedging Activities

The primary risks Duke Energy Indiana manages by utilizing derivative instruments are commodity price risk and interest rate risk. Duke Energy Indiana closely monitors the risks associated with commodity price changes and changes in interest rates on its operations and, where appropriate, uses various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments are designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), while others either do not qualify as a hedge or have not been designated as hedges by Duke Energy Indiana (hereinafter referred to as undesignated contracts). Duke Energy Indiana’s primary use of energy commodity derivatives is to hedge its generation portfolio against exposure to the prices of power and fuel. Interest rate swaps may be entered into to manage interest rate risk primarily associated with Duke Energy Indiana’s variable-rate and fixed-rate borrowings.

SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with SFAS No. 133, Duke Energy Indiana may elect to designate qualifying commodity and interest rate derivatives as either cash flow hedges or fair value hedges.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings, to the extent effective, in the current period. Duke Energy Indiana includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the derivative in the Consolidated Statements of Operations. Additionally, Duke Energy Indiana enters into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. These derivative instruments are typically reflected on the Consolidated Balance Sheets at fair value with changes in the value of the derivative instrument reflected in regulatory assets or liabilities, as discussed below, or, if appropriate, in current earnings.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

As substantially all of Duke Energy Indiana’s operations apply the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” gains and losses associated with undesignated contracts are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with the change in fair values associated with these derivative contracts.

Commodity Price Risk

Duke Energy Indiana is exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (sulfur dioxide (SO2), seasonal nitrogen oxide (NOx) and annual NOX) as a result of its electric generation operations. Duke Energy Indiana is exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity required to purchase and sell electricity in wholesale markets and the cost of emission allowances for SO2, seasonal NOx and annual NOx, primarily at Duke Energy Indiana’s coal fired power plants. Duke Energy Indiana closely monitors the risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity contracts to mitigate the effect of such fluctuations on operations. Duke Energy Indiana’s exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity derivatives associated with the risk management of Duke Energy Indiana’s energy operations are accounted for as either cash flow hedges or fair value hedges if the derivative instrument qualifies as a hedge under SFAS No. 133, or as an undesignated contract if either the derivative instrument does not qualify as a hedge or Duke Energy Indiana has elected to not designate the contract as a hedge. Additionally, Duke Energy Indiana enters into various contracts that qualify for the normal purchase and normal sales (NPNS) exception described in paragraph 10 of SFAS No. 133, as amended. Duke Energy Indiana primarily applies the NPNS exception to contracts that relate to the physical delivery of electricity over the next 12 years.

Commodity Fair Value Hedges. At March 31, 2009, Duke Energy Indiana did not have any open commodity derivative instruments that were designated as fair value hedges under SFAS No. 133.

Commodity Cash Flow Hedges. At March 31, 2009, Duke Energy Indiana did not have any open commodity derivative instruments that were designated as cash flow hedges under SFAS No. 133.

Undesignated Contracts. Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from generation output not utilized to serve native load or committed load (bi-lateral and wholesale power sales). Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of March 31, 2009 are primarily associated with forward power sales, financial transmission rights and forward SO2 emission allowances.

Interest Rate Risk

Duke Energy Indiana is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt. Duke Energy Indiana manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy Indiana may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. As of March 31, 2009, Duke Energy Indiana did not have any open interest rate derivative instruments.

In anticipation of certain fixed-rate debt issuances, Duke Energy Indiana has executed forward starting interest rate swaps to lock in components of the market interest rates at the time of the debt issuance and terminated these hedges prior to the issuance of the corresponding debt. When these transactions occur, the pre-tax gain or loss recognized from inception to termination of the hedges is recorded either as a regulatory asset or liability or a component of AOCI and is amortized as a component of interest expense over the life of the debt.

In June 2005, Duke Energy Indiana executed two forward starting swaps with a combined notional amount of $325 million. The forward starting swaps effectively fixed the benchmark interest rate of an anticipated issuance of fixed-rate debt from June 2005 through June 2006, the expected date of issuance of the debt securities. Both forward starting swaps were designated as cash flow hedges under the provisions of SFAS No. 133. As the terms of these swap agreements mirrored the terms of the forecasted debt issuance, Duke

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Energy Indiana anticipated that they would be highly effective hedges. In June 2006, Duke Energy Indiana terminated these swaps at a value of approximately $26 million, when it issued $325 million 6.05% senior unsecured notes. The gain on the hedge was accumulated on the Consolidated Balance Sheet in AOCI and is being recognized as an offset to interest expense over the life of the related debt. At March 31, 2009, approximately $19 million remains in AOCI and approximately $3 million of the gain on the hedge is expected to be recognized in earnings during the next twelve months.

Volumes

The following table shows information relating to the volume of Duke Energy Indiana’s derivative activity as of March 31, 2009. Amounts disclosed represent the notional volumes of commodities accounted for at fair value in accordance with SFAS No. 133. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy Indiana has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

March 31, 2009
Commodity contracts
Electricity-energy (Gigawatt hours)	384
Emission Allowances: SO2 (thousands of tons)	81

The following table shows fair value amounts of derivative contracts as of March 31, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives reflected in the Consolidated Balance Sheets

	March 31, 2009
Balance Sheet Location	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts
Current Assets: Other	$4	$—
Current Liabilities: Other	—	36
Deferred Credits and Other Liabilities: Other	—	3

Total derivatives not designated as hedging instruments under SFAS No. 133	$4	$39

Total Derivatives	$4	$39

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the three months ended March 31, 2009 and the line item(s) in the Consolidated Balance Sheets in which such losses are deferred as regulatory assets. During the three months ended March 31, 2009, there were no amounts recognized in the Consolidated Statements of Operations.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Undesignated Hedges – Location and Amount of Pre-tax Losses Recognized as Regulatory Assets

Three Months Ended March 31, 2009
(in millions)
Location of Pre-tax Losses Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$(2)
Interest rate contracts
Regulatory Asset	(3)

Total Pre-tax Losses Recognized as Regulatory Assets	$(5)

Certain of Duke Energy Indiana’s derivative contracts contain contingent credit features, such as material adverse change clauses or payment acceleration clauses that could result in immediate payments, the posting of letters of credit or the termination of the derivative contract before maturity if specific events occur, such as a downgrade of Duke Energy Indiana’s credit rating below investment grade.

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at March 31, 2009.

Information regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

March 31, 2009
(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$20
Collateral Already Posted	$6
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$14

Netting of cash collateral and derivative assets and liabilities under master netting arrangements. In accordance with FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No 39, Offsetting of Amounts Related to Certain Contracts” (FSP No. FIN 39-1), Duke Energy Indiana offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. At March 31, 2009 and December 31, 2008, Duke Energy Indiana had receivables related to the right to reclaim cash collateral of approximately $7 million and $1 million, respectively, and had payables related to obligations to return cash collateral of an insignificant amount, respectively, that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy Indiana had $3 million and approximately $7 million in cash collateral receivables under master netting arrangements that have not been offset against net derivative positions at March 31, 2009 and December 31, 2008, respectively, as these amounts primarily represent initial margin deposits related to New York Mercantile Exchange (NYMEX) futures contracts. Duke Energy Indiana had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at March 31, 2009 and December 31, 2008.

See Note 12 for additional information on fair value disclosures related to derivatives required by SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

10.  Regulatory Matters

Franchised Electric

Rate Related Information. The Indiana Utility Regulatory Commission (IURC) approves rates for retail electric sales within Indiana. The Federal Energy Regulatory Commission (FERC) approves rates for electric sales to wholesale customers served under cost-based and market-based rates.

Indiana Allowance For Funds Used During Construction (AFUDC) Ruling. Duke Energy Indiana recovers financing and other operating costs associated with certain environmental control property through a rate adjustment mechanism. In January 2008, the IURC approved the inclusion of an accounting adjustment for AFUDC affecting the value of the property. The Indiana Office of Utility Consumer Counselor (OUCC) filed a petition asking the IURC to rehear and reconsider its decision regarding approval of the amount of AFUDC included in the value of the property. The IURC issued an order in the second quarter of 2008 denying the OUCC’s request and upholding its original decision. The OUCC appealed the IURC’s Order on Reconsideration to the Indiana Court of Appeals. On November 14, 2008, the Indiana Court of Appeals affirmed the IURC order approving the accounting adjustment for AFUDC. Duke Energy Indiana recorded the favorable impacts of this IURC ruling as a component of Other Income and Expenses, net on the Consolidated Statements of Operations, which amounted to approximately $25 million during the year ended December 31, 2008, of which approximately $7 million was recorded during the three months ended March 31, 2008.

Energy Efficiency. In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider proposal is based on the avoided cost of generation not needed as a result of the success of Duke Energy Indiana’s energy efficiency programs. A number of parties have intervened in the proceeding. On May 29, 2008, Duke Energy Indiana and Vectren Energy Delivery of Indiana, Inc. (Vectren) filed a stipulation and settlement agreement in the proceeding. On August 1, 2008, Duke Energy Indiana reached a settlement agreement with the OUCC resolving all issues in the proceeding. The settlement agreement was filed with the IURC on August 15, 2008. On October 31, 2008, Duke Energy Indiana reached a settlement agreement with Nucor Corporation, Steel Dynamics, Inc. and the Kroger Company resolving all issues in the proceeding. The settlement agreement was filed with the IURC on November 3, 2008. On January 15, 2009, Duke Energy Indiana entered into a settlement that amended the October 31, 2008 settlement, adding two additional intervenors to the settlement – the Indiana Industrial Group and Wal-Mart Stores, Inc. Duke Energy Indiana has not reached a settlement with one intervenor in the proceeding, the Citizens Action Coalition of Indiana, Inc. An evidentiary hearing with the IURC was held on February 27, 2009 and March 2, 2009, and an order is expected in the summer of 2009.

Capital Expansion Projects

Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a Certificate of Public Convenience and Necessity (CPCN) for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The facility was initially estimated to cost approximately $2 billion (including approximately $120 million of AFUDC). In June 2007, Vectren decided not to proceed with the CPCN petition, and in August 2007, Vectren formally withdrew its participation in the IGCC plant and a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC Project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. The IURC also approved Duke Energy Indiana’s proposal to initiate a proceeding in May 2008 concerning proposals for the study of partial carbon capture, sequestration and/or enhanced oil recovery for the Edwardsport IGCC Project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the IURC Order to the Indiana Court of Appeals and also appealed the air permit. The Joint Brief of the Appellants in the appeal of the CPCN case was filed on May 30, 2008 and the Duke Energy Indiana Brief of Appellee was filed on July 23, 2008 in the appeal of the IURC CPCN Order. On October 16, 2008, the Indiana Court of Appeals affirmed the IURC’s grant of Duke Energy Indiana’s CPCN petition. On November 17,

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

2008, the same parties filed for a rehearing before the Indiana Court of Appeals, which was denied on December 17, 2008. The time for additional appeals has passed and this proceeding is now concluded.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s November 2007 CPCN Order. An evidentiary hearing was conducted on August 25, 2008. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. Duke Energy Indiana was also required to file its plans for studying carbon storage related to the project within 60 days of the order. The OUCC filed a motion of clarification of this order concerning a ratemaking issue related to deferred taxes. The order was not otherwise appealed. The IURC denied the OUCC’s motion on April 1, 2009. On November 3, 2008, Duke Energy Indiana filed its second semi-annual IGCC Rider and ongoing review proceeding with the IURC and an evidentiary hearing with the IURC was held on March 9, 2009. An order is expected in the second quarter of 2009. Duke Energy Indiana filed a petition requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery at the Edwardsport facility on March 6, 2009. Under the CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. Duke Energy Indiana has begun construction on the Edwardsport IGCC plant and entered into a $200 million engineering, procurement and construction management agreement with Bechtel Power Corporation in December 2008 in connection with the construction of the plant.

Federal Advanced Clean Coal Tax Credits. Duke Energy Indiana has been awarded approximately $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy Indiana was not a party to the case, the allegations center on the tax incentives provided for Duke Energy Indiana’s Edwardsport IGCC plant. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August, 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the U.S. Department of Energy and the U.S. Department of the Treasury. On November 10, 2008, the District Court dismissed the case, finding that plaintiffs lacked standing to pursue their claims. The plaintiff’s motion for reconsideration of the ruling remains pending.

Other Matters

SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition and case-in-chief testimony supporting its request to build an intelligent distribution grid in Indiana. The proposal requests approval of distribution formula rates or, in the alternative, a SmartGrid Rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses and lost revenues. The petition also includes a pilot program for the installation of small solar photovoltaic and wind generation on customer sites, for approximately $10 million over a three-year period. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. The intervenors filed testimony generally supporting SmartGrid, but claiming that Duke Energy Indiana’s plan was too fast and too large, with not enough customer benefits in terms of time differentiated rate options and behind the meter energy management systems. The intervenors also opposed the distribution formula rate and the rider request claiming that costs should be recovered in a rate case, or possibly deferred. Duke Energy Indiana filed rebuttal testimony agreeing to slow its deployment somewhat, and agreeing to work with the parties collaboratively to design time differentiated rate and energy management system pilots. The parties are in negotiations, and the evidentiary hearing is scheduled for June 2009.

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

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

Midwest ISO’s Establishment of an Ancillary Services Market (ASM). On February 25, 2008, the FERC conditionally accepted the Midwest ISO proposal to implement a day-ahead and real-time ASM, including a scarcity pricing proposal. By approving the ASM proposal, the FERC essentially approved the transfer and consolidation of balancing authority for the entire Midwest ISO area. This will allow the Midwest ISO to determine operating reserve requirements and procure operating reserves from all qualified resources from an organized market, in place of the current system of local management and procurement of reserves by the 24 balancing authorities in the Midwest ISO area. The Midwest ISO launched the ASM on January 6, 2009. In January 2008, Duke Energy Indiana and three other Indiana utilities filed a joint petition with the IURC, requesting, among other things, authority to transfer additional balancing authority functions to the Midwest ISO and for recovery of costs incurred under the ASM. On August 13, 2008 the IURC issued an order authorizing the Joint Petitioners to transfer additional balancing authority functions to the Midwest ISO, to participate in the ASM and to defer ASM costs pending a final order in the case. On September 29, 2008, Duke Energy Indiana, Vectren and the OUCC filed a Joint Stipulation and Agreement with the IURC reflecting the settlement by the OUCC with each of these utilities on the cost recovery aspects of the proceeding. In December 2008, Duke Energy Indiana, Vectren, the OUCC, the industrial group and Nucor Corporation met to discuss the cost recovery aspects of the proceeding. On January 6, 2009, a modified Stipulation and Agreement and Modified Settlement terms were filed along with supporting testimony. A hearing was held on February 9, 2009 and an order is expected in the second quarter of 2009.

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

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans or other U.S. waters for cooling purposes. Three of five coal-fired generating facilities in which Duke Energy Indiana is either a whole or partial owner are affected sources under that rule. On April 1, 2009, the U.S. Supreme Court ruled in favor of the plaintiff that the EPA may consider costs when determining which technology option each site should implement. Depending on how the cost-benefit analysis is incorporated into the revised EPA rule, the analysis could narrow the range of technology options required for each of the three affected facilities. Because of the wide range of potential outcomes, Duke Energy Indiana is unable to estimate its costs to comply at this time.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

Duke Energy Indiana plans to spend approximately $35 million between 2009 and 2013 to comply with Phase 1 of the CAIR. Duke Energy Indiana is currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of the CAIR and the Clean Air Mercury Rule in Indiana.

Coal Combustion Product (CCP) Management. Duke Energy Indiana currently estimates that it will spend approximately $155 million over the period 2009-2013 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $15 million as of both March 31, 2009 and December 31, 2008. These accruals represent Duke Energy Indiana’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

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

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Duke Energy Indiana alleging various violations of the CAA for various projects at Duke Energy Indiana’s Cayuga, Gallagher, Wabash River, and Gibson Stations. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy and Duke Energy Indiana on all but three units at Wabash River.

On October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy Indiana was not previously found liable. In a subsequent order rendered on January 12, 2009, the Court also ordered Duke Energy Indiana to pay plaintiffs’ costs incurred in preparing and filing the motion for a new trial. A new liability trial began on May 11, 2009. The remedy trial for violations already established at the Wabash River Station was held during the week beginning February 2, 2009. The parties are awaiting a deci-

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

sion from the trial court. Based on previous rulings by the judge in this case, the Wabash River units are not subject to civil penalties; and therefore, the remedy trial in February addressed only the appropriate injunctive relief. Plaintiffs are seeking numerous types of injunctive relief including installation of monitoring equipment, ceasing operations and remediation of alleged excess emissions from the Wabash River units.

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies claiming NSR violations at the Edwardsport generating station in Knox County, Indiana. Sierra Club claims that Duke Energy Indiana violated the CAA when it undertook various unnamed maintenance projects at Edwardsport without obtaining permits and installing the best available emission controls. Sierra Club further states that it intends to file suit for additional alleged violations of the CAA and the Indiana State Implementation Plan. On June 30, 2008, defendants filed a motion to dismiss, or alternatively to stay, this litigation on jurisdictional grounds. The District Court denied that motion and the case is now in the discovery phase. Trial has been set to commence in January 2011.

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

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of March 31, 2009 and December 31, 2008, Duke Energy Indiana has recorded insignificant reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

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

12.  Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Indiana adopted SFAS No. 157. Through December 31, 2008, Duke Energy Indiana’s adoption of SFAS No. 157 was limited to financial instruments and to non-financial derivatives as, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy Indiana as a result of the adoption of SFAS No. 157.

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

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Consolidated Balance Sheets at fair value at March 31, 2009 and December 31, 2008. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 9.

	Total Fair Value Amounts at March 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Long-term available-for-sale securities(c)(d)	$64	$31	$33	$—
Derivative assets(a)	4	—	—	4

Total Assets	$68	$31	$33	$4
Derivative liabilities(b)	(39)	(7)	(32)	—

Net Assets	$29	$24	$1	$4

(a)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(c)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	See Note 13 for additional information related to investments by major security type.

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Long-term available-for-sale securities(c)(d)	$66	$35	$31	$—
Derivative assets(a)	11	—	1	10

Total Assets	$77	$35	$32	$10
Derivative liabilities(b)	(33)	—	(33)	—

Net Assets (Liabilities)	$44	$35	$(1)	$10

(a)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(c)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	See Note 13 for additional information related to investments by major security type.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

Derivatives (net)
(in millions)
Balance at January 1, 2009	$10
Net purchases, sales, issuances and settlements	1
Total losses included on balance sheet as regulatory asset or liability or as current or non-current liability	(7)

Balance at March 31, 2009	$4

Balance at January 1, 2008	$—
Net purchases, sales, issuances and settlements	(6)
Total gains included on balance sheet as regulatory asset or liability or as current or non-current liability	14

Balance at March 31, 2008	$8

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

Fair Value Disclosures Required Under FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures About Fair Value of Financial Instruments.” The fair value of financial instruments, excluding financial assets included in the scope of SFAS No. 157 disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of March 31, 2009 and December 31, 2008 are not necessarily indicative of the amounts Duke Energy Indiana could have realized in current markets.

	As of March 31, 2009		As of December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$3,218	$3,220	$2,868	$2,867

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, accounts payable and notes payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

13.  Investments in Debt and Equity Securities

Pursuant to an order by the IURC, Duke Energy Indiana invests in debt and equity securities that are held in a grantor trust for investments related to post-retirement benefits other than pension obligations. Duke Energy Indiana applies SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” to these investments in debt and equity securities and classifies its investments as available-for-sale, which are carried at estimated fair value based on quoted market prices on the Consolidated Balance Sheets, with changes in the fair value deferred as a regulatory asset or liability. Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities. Since management does not intend to use these investments in current operations, these investments are classified as Other within Investments and Other Assets.

Duke Energy Indiana analyzes all debt and equity securities classified as available-for-sale to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Ordinarily, if a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings. However, pursuant to an order from the IURC, all unrealized losses associated with investments in the grantor trust are deferred as a regulatory asset, thus there would be no impact on the earnings of Duke Energy Indiana as a result of any other-than-temporary impairment write-downs. There were no other-than-temporary impairment charges to earnings associated with investments in debt securities during the three months ended March 31, 2009 and 2008.

As of March 31, 2009 and December 31, 2008, Duke Energy Indiana’s long-term investments had a fair market value of $64 million and $66 million, respectively.

The estimated fair values of other long-term investments classified as available-for-sale are as follows (in millions):

	March 31, 2009			December 31, 2008
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (a)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses (a)	Estimated Fair Value
Equity Securities	$—	$(17)	$31	$—	$(13)	$35
Municipal Bonds	1	—	32	1	(1)	30
Other	—	—	1	—	—	1

Total long-term investments	$1	$(17)	$64	$1	$(14)	$66

(a)	Unrealized holding losses are associated with investments held in the Grantor Trust. As discussed above, per a regulatory order from the IURC, Duke Energy Indiana defers all unrealized gains and losses associated with investments within this Grantor Trust. Accordingly, there are no earnings impacts associated with the change in market value of these investments.

Debt securities held at March 31, 2009 mature as follows: $1 million in less than one year, $17 million in one to five years, $7 million in six to ten years and $7 million thereafter.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the tables below as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity securities	$29	$(2)	$(15)

Total	$29	$(2)	$(15)

	As of December 31, 2008
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity securities	$33	$(2)	$(12)

Total	$33	$(2)	$(12)

14.  New Accounting Standards

The following new accounting standards were adopted by Duke Energy Indiana subsequent to March 31, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements: SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Indiana, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy Indiana of applying SFAS No. 141R for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141R. Additionally, SFAS No. 141R changes the accounting for income taxes related to prior business combinations.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (SFAS No. 161). In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Indiana adopted SFAS No. 161 as of January 1, 2009. The adoption of SFAS No. 161 did not have any impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position. See Note 9 for the disclosures required under SFAS No. 161.

15.  Income Taxes and Other Taxes

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

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Changes to Unrecognized Tax Benefits

Increase/(Decrease)
(in millions)
Unrecognized Tax Benefits – January 1, 2009	$9

Unrecognized Tax Benefits Changes
Gross increases – tax positions in prior periods	2
Settlements	(4)

Total Changes	(2)

Unrecognized Tax Benefits – March 31, 2009	$7

At March 31, 2009, no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. Duke Energy Indiana does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

Duke Energy Indiana has the following tax years open:

Jurisdiction	Tax Years
Federal	2005 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

The effective tax rate for the three months ended March 31, 2009 was approximately 36.3% as compared to the effective tax rate of 36.1% for the same period in 2008.

As of March 31, 2009 and December 31, 2008, approximately $51 million and $38 million, respectively, of deferred income taxes were included in Other within Current Assets on the Consolidated Balance Sheets. At March 31, 2009, this balance exceeded 5% of total current assets.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $8 million and $7 million for the three months ended March 31, 2009 and 2008, respectively.

16.  Sales of Accounts Receivable

Accounts Receivable Securitization. Duke Energy Indiana sells, on a revolving basis, nearly all of its retail and wholesale accounts receivable and related collections to Cinergy Receivables. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140 and, accordingly, the transfers of receivables are accounted for as sales.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $109 million and $117 million at March 31, 2009 and December 31, 2008, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions, which is the source of funding for the subordinated note. This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets at March 31, 2009 and December 31, 2008.

In 2008, Cinergy Receivables and Duke Energy Indiana amended the governing purchase and sale agreement to allow Cinergy Receivables to convey its bankrupt receivables to the applicable originator for consideration equal to the fair market value of such receivables as of the disposition date. The amount of bankrupt receivables sold is limited to 1% of aggregate sales of the originator during the most recently completed 12 month period. Cinergy Receivables and Duke Energy Indiana completed a sale under this amendment in 2008.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Indiana retains servicing responsibilities for its role as a collection agent on the amounts due on the sold receivables. However, Cinergy Receivables assumes the risk of collection on the purchased receivables without recourse to Duke Energy Indiana in the event of a loss. While no direct recourse to Duke Energy Indiana exists, this entity risks loss in the event collections are not sufficient to allow for full recovery of its retained interests. No servicing asset or liability is recorded since the servicing fee paid to Duke Energy Indiana approximates a market rate.

The carrying value of the retained interest is determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions used in estimating the fair value for 2009 were an anticipated credit loss ratio of 0.5%, a discount rate of 2.8% and a receivable turnover rate of 10.5%. Because (a) the receivables generally turnover in less than two months, (b) credit losses are reasonably predictable due to Duke Energy Indiana’s broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Indiana on the retained interest using the accretable yield method, which generally approximates the stated rate on the note since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interest and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the three months ended March 31, 2009:

Three Months Ended March 31, 2009
(in millions)
Receivables sold as of March 31,	$251
Less: Retained interests	109

Net receivables sold as of March 31,	$142

Sales
Receivables sold	$640
Loss recognized on sale	4
Cash flows
Cash proceeds from receivables sold	$645
Collection fees received	—
Return received on retained interests	3

The loss recognized on the sale of receivables is calculated monthly by multiplying the receivables sold during the month by the required discount which is derived monthly utilizing a three year weighted average formula that considers charge-off history, late charge history, and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is calculated monthly by summing the prior month-end LIBOR rate plus a fixed rate of 2.39%.

17.  Subsequent Events

For information on subsequent events related to regulatory matters and commitments and contingencies, see Notes 10 and 11, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Unaudited Consolidated Financial Statements. Duke Energy Indiana, Inc. (Duke Energy Indiana) is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Indiana generates, transmits, distributes and sells electricity in north central, central and southern Indiana.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instructions H(2) of Form 10-Q.

DUKE ENERGY INDIANA

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
	(in millions)
Operating revenues	$613	$617	$(4)
Operating expenses	511	486	25
Gains on sales of other assets and other, net	—	3	(3)

Operating income	102	134	(32)
Other income and expenses, net	7	18	(11)
Interest expense	34	30	4

Income before income taxes	75	122	(47)
Income tax expense	27	44	(17)

Net income	$48	$78	$(30)

Net Income

The $30 million decrease in Duke Energy Indiana’s Net Income was primarily due to the following factors:

Operating Revenues. The decrease was primarily due to:

•	A $21 million decrease in weather adjusted sales volumes to retail customers reflecting the overall declining economic conditions, which are primarily impacting the industrial sector;
•	A $13 million decrease in fuel revenues (including emission allowances) primarily due to decreased demand from retail and wholesale customers, partially offset by higher fuel rates; and
•	A $6 million decrease in sales to retail customers due to milder weather during the first quarter of 2009 as compared to the same period in 2008.

Partially offsetting these decreases were:

•	A $29 million increase in retail revenues primarily related to retail rates and recovery riders for environmental compliance capital and operating costs; and
•	A $7 million increase in wholesale power revenues, net of sharing, primarily due to increased sales volumes to customers served under long-term contracts.

Operating Expenses. The increase was primarily due to:

•	A $26 million increase in operation and maintenance primarily due to higher storm and maintenance costs;
•	A $4 million increase in depreciation and amortization expense due primarily to additional capital spending; and
•	A $4 million increase in property and other taxes reflecting overall higher payroll and property taxes including impacts of capital spending.

PART I

Partially offsetting these increases was:

•

A $9 million decrease in fuel costs primarily due to lower purchased power and fuel used in generation, partially offset by higher fuel costs in the first quarter of 2009 as compared to the same period in 2008.

Gains on Sales of Other Assets and Other, net. The decrease was due to gains on two sales of structures and land in 2008.

Other Income and Expenses, net. The decrease in 2009 as compared to 2008 was primarily attributable to a $7 million favorable Indiana Utility Regulatory Commission ruling adjustment related to allowance for funds used during construction (AFUDC) in 2008.

Interest Expense. The increase was primarily due to higher debt balances in the first quarter of 2009 as compared to the same period in 2008.

Income Tax Expense. The decrease was primarily the result of lower pre-tax income.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2009 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2009, see Note 10 to the Consolidated Financial Statements, “Regulatory Matters” and Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect Duke Energy Indiana’s financial condition or future results. Additional risks and uncertainties not currently known to Duke Energy Indiana or that Duke Energy Indiana currently deems to be immaterial also may adversely affect Duke Energy Indiana’s financial condition and/or results of operations.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit Number

4.1	**	Fifty-Ninth Supplemental Indenture, dated as of March 23, 2009, to the Indenture of Mortgage or Deed of Trust, dated as of September 1, 1939, between the Company and Deutsche Bank National Trust Company, as trustee (filed on Form 8-K of Duke Energy Indiana, March 24, 2009, File No. 1-03543, as Exhibit 4.1).

10.1	**	Underwriting Agreement, dated March 18, 2009, between the Company and Barclays Capital Inc., BNP Paribas Securities Corp., Goldman, Sachs & Co. and Wachovia Capital Markets, LLC, as representatives of the several underwriters named therein (filed on Form 8-K of Duke Energy Indiana, March 24, 2009, File No. 1-03543, as Exhibit 10.1).

*31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY INDIANA, INC.

Date: May 13, 2009	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: May 13, 2009	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller