Form 10-Q
period 2009-06-30
Duke Energy Indiana, Inc.
filed 2009-08-12
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 Or

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

JUNE 30, 2009

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
•

Construction and development risks associated with the completion of Duke Energy Indiana’s capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from customers in a timely manner; and

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues-Regulated Electric	$550	$576	$1,163	$1,193

Operating Expenses
Fuel used in electric generation and purchased power	199	221	436	467
Operation, maintenance and other	140	158	299	291
Depreciation and amortization	98	87	190	175
Property and other taxes	17	17	40	36
Total operating expenses	454	483	965	969
Gains on Sales of Other Assets and Other, net	—	—	—	3
Operating Income	96	93	198	227
Other Income and Expenses, net	10	27	17	45
Interest Expense	39	30	73	60
Income Before Income Taxes	67	90	142	212
Income Tax Expense	27	29	54	73
Net Income	$40	$61	$88	$139

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$20	$144
Receivables (net of allowance for doubtful accounts of $1 at June 30, 2009 and December 31, 2008)	647	364
Inventory	268	216
Other	192	125
Total current assets	1,127	849
Investments and Other Assets
Intangibles, net	84	76
Other	135	108
Total investments and other assets	219	184
Property, Plant and Equipment
Cost	9,357	8,976
Less accumulated depreciation and amortization	3,011	2,903
Net property, plant and equipment	6,346	6,073
Regulatory Assets and Deferred Debits
Deferred debt expense	45	42
Regulatory assets related to income taxes	73	66
Other	617	604
Total regulatory assets and deferred debits	735	712
Total Assets	$8,427	$7,818

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	June 30, 2009	December 31, 2008
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$187	$303
Taxes accrued	51	49
Interest accrued	50	42
Current maturities of long-term debt	186	227
Other	119	114
Total current liabilities	593	735
Long-term Debt	3,088	2,641
Deferred Credits and Other Liabilities
Deferred income taxes	901	809
Investment tax credits	14	16
Accrued pension and other post-retirement benefit costs	355	410
Asset retirement obligations	25	24
Other	630	589
Total deferred credits and other liabilities	1,925	1,848
Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at June 30, 2009 and December 31, 2008	1	1
Additional paid-in capital	1,008	868
Retained earnings	1,802	1,714
Accumulated other comprehensive income	10	11
Total common stockholder’s equity	2,821	2,594
Total Liabilities and Common Stockholder’s Equity	$8,427	$7,818

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192	178
Gains on sales of other assets and other	—	(3)
Deferred income taxes and investment tax credit amortization	82	(34)
Contributions to qualified pension plans	(100)	—
Accrued pension and other post-retirement benefit costs	12	17
(Increase) decrease in
Receivables	31	6
Inventory	(52)	(12)
Other current assets	(14)	(62)
Increase (decrease) in
Accounts payable	(100)	66
Taxes accrued	3	57
Other current liabilities	13	(12)
Regulatory asset/liability deferrals	(13)	(3)
Other assets	13	(30)
Other liabilities	(22)	(16)
Net cash provided by operating activities	133	291
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(406)	(400)
Purchases of available-for-sale securities	(15)	(9)
Proceeds from sales and maturities of available-for-sale securities	15	8
Proceeds from the sales of other assets	—	3
Purchases of emission allowances	(22)	(16)
Sales of emission allowances	5	23
Notes due from affiliate, net	(324)	—
Change in restricted cash	(50)	8
Other	(1)	5
Net cash used in investing activities	(798)	(378)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	776	—
Redemption of long-term debt	(371)	(2)
Notes payable to affiliate, net	—	92
Capital contribution from parent	140	—
Other	(4)	—
Net cash provided by financing activities	541	90
Net (decrease) increase in cash and cash equivalents	(124)	3
Cash and cash equivalents at beginning of period	144	12
Cash and cash equivalents at end of period	$20	$15

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$77	$13
Reclassification of money pool borrowings to long-term debt	$—	$150

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2007	$1	$868	$1,456	$12	$6	$2,343
Net income	—	—	139	—	—	139
Other comprehensive loss
Unrealized losses on available-for-sale securities(a)	—	—	—	—	(4)	(4)

Total comprehensive income						135
Balance at June 30, 2008	$1	$868	$1,595	$12	$2	$2,478

Balance at December 31, 2008	$1	$868	$1,714	$11	$—	$2,594
Net income	—	—	88	—	—	88
Other comprehensive loss
Cash flow hedges(b)	—	—	—	(1)	—	(1)
Total comprehensive income						87

Capital contribution from parent	—	140	—	—	—	140
Balance at June 30, 2009	$1	$1,008	$1,802	$10	$—	$2,821

(a) Net of $3 tax benefit.

(b) Net of an insignificant tax benefit.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Indiana, Inc. (Duke Energy Indiana), an Indiana corporation organized in 1942, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy), which is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Indiana is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity. These Unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Indiana and its subsidiary, as well as Duke Energy Indiana’s proportionate share of certain generation and transmission facilities.

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

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour for all customer classes to the number of estimated kilowatt-hours delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix. Additionally, Duke Energy Indiana sells, on a revolving basis, nearly all of its retail and wholesale accounts receivable and related collections to Cinergy Receivables Company, LLC (Cinergy Receivables), a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale treatment under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (SFAS No. 140), and, accordingly, the transfers of receivables are accounted for as sales. Approximately $102 million and $118 million at June 30, 2009 and December 31, 2008, respectively, of retail and wholesale accounts receivable were included in the sales of accounts receivable to Cinergy Receivables. See Note 16 for additional information regarding Cinergy Receivables.

Other. As of June 30, 2009 and December 31, 2008, approximately $517 million and $492 million, respectively, of regulatory liabilities associated with asset removal costs were included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008, these balances exceeded 5% of total liabilities.

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

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2009
Franchised Electric	$550	$113	$98

Total reportable segment	550	113	98
Other	—	(12)	—
Interest expense	—	(39)	—
Interest income and other	—	5	—

Total consolidated	$550	$67	$98

Three Months Ended June 30, 2008
Franchised Electric	$576	$130	$87

Total reportable segment	576	130	87
Other	—	(14)	—
Interest expense	—	(30)	—
Interest income and other	—	4	—

Total consolidated	$576	$90	$87

Six Months Ended June 30, 2009
Franchised Electric	$1,163	$229	$190

Total reportable segment	1,163	229	190
Other	—	(22)	—
Interest expense	—	(73)	—
Interest income and other	—	8	—

Total consolidated	$1,163	$142	$190

Six Months Ended June 30, 2008
Franchised Electric	$1,193	$289	$175

Total reportable segment	1,193	289	175
Other	—	(27)	—
Interest expense	—	(60)	—
Interest income and other	—	10	—

Total consolidated	$1,193	$212	$175

(a)	There were no intersegment revenues for the three and six months ended June 30, 2009 and 2008.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Segment Assets

At June 30, 2009 and December 31, 2008, all of Duke Energy Indiana’s assets are owned by its only reportable business segment, Franchised Electric.

3.  Sales of Other Assets

There were no sales of other assets for the six months ended June 30, 2009. For the six months ended June 30, 2008, Duke Energy Indiana had two sales of structures and land that resulted in approximately $3 million in proceeds and net pre-tax gains of approximately $3 million recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations.

4.  Inventory

Inventory consists of coal held for electric generation and materials and supplies, and is recorded primarily using the average cost method. Inventory is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

	June 30, 2009	December 31, 2008
	(in millions)
Coal held for electric generation	$196	$145
Materials and supplies	72	71

Total Inventory	$268	$216

5.  Debt and Credit Facilities

First and Refunding Mortgage Bonds. In March 2009, Duke Energy Indiana issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.45% and mature April 1, 2039. Proceeds from this issuance were used to fund capital expenditures, to replenish cash used to repay $97 million of senior notes which matured on March 15, 2009, to fund the repayment at maturity of $125 million of first mortgage bonds due July 15, 2009, and for general corporate purposes, including the repayment of short-term notes.

Other Debt. In June 2009, Duke Energy Indiana issued $55 million of tax-exempt fixed rate term bonds, which are due August 1, 2039 and carry a fixed interest rate of 6.00%. The proceeds from this issuance were used to refund $55 million of tax-exempt variable rate demand bonds on July 1, 2009.

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

Money Pool. Duke Energy Indiana receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. There is no net settlement of receivables and payables between Duke Energy Indiana and other money pool participants. As of June 30, 2009, Duke Energy Indiana was in a net receivable position of approximately $295 million, of which approximately $445 million is classified within Receivables and approximately $150 million is classified within Long-Term Debt in the accompanying Consolidated Balance Sheets. As of December 31, 2008, Duke Energy Indiana was in a net payable position of approximately $29 million, of which approximately $121 million is classified within Receivables and approximately $150 million is classified within Long-Term Debt in the accompanying Consolidated Balance Sheets. The $324 million increase in the money pool activity during the six months ended June 30, 2009 is reflected in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows.

Available Credit Facilities and Capacity Utilized Under Available Credit Facilities. The total credit facility capacity under Duke Energy’s master credit facility is approximately $3.14 billion. Duke Energy has the unilateral ability under the master credit facility to

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

increase or decrease the borrowing sub limits of each borrower, subject to a maximum cap limitation, at any time. At June 30, 2009, Duke Energy Indiana had borrowing sub limits under Duke Energy’s master credit facility of $450 million. The amount available to Duke Energy Indiana under its sub limits to Duke Energy’s master credit facility has been reduced by drawdowns of cash, borrowings through the money pool arrangement, and the use of the master credit facility to backstop issuances of letters of credit and pollution control bonds, as discussed below.

At June 30, 2009, Duke Energy and its wholly-owned subsidiaries, including Duke Energy Indiana, had outstanding borrowings of approximately $750 million under Duke Energy’s master credit facility, of which Duke Energy Indiana’s portion is approximately $123 million. The loan, which is a revolving credit loan, bears interest at one-month London Interbank Offered Rate (LIBOR) plus a spread of 19 basis points and is due in September 2009; however, Duke Energy Indiana has the ability under the master credit facility to renew the loan up through the date the master credit facility matures, which is in June 2012. As Duke Energy Indiana has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility, Duke Energy Indiana’s borrowing is reflected as Long-Term Debt on the Consolidated Balance Sheets at June 30, 2009. This borrowing reduces Duke Energy Indiana’s available credit capacity under Duke Energy’s Master Credit Facility, as discussed above.

As of June 30, 2009 and December 31, 2008, approximately $457 million and $186 million, respectively, of certain pollution control bonds, which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Indiana’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date gives Duke Energy Indiana the ability to refinance these short-term obligations on a long-term basis. Of the approximate $457 million of pollution control bonds outstanding at June 30, 2009, approximately $136 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific credit facilities separate from the master credit facility.

Restrictive Debt Covenants. Duke Energy’s credit agreement contains various financial and other covenants. Duke Energy Indiana’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2009, Duke Energy and Duke Energy Indiana were in compliance with these covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

6.  Employee Benefit Obligations

Duke Energy Indiana participates in pension and other post-retirement benefit plans sponsored by Cinergy and Duke Energy, respectively. Net periodic benefit cost discussed below for qualified and other post-retirement benefit plans represents the allocated cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit cost discussed below have been capitalized as a component of property, plant and equipment. Duke Energy Indiana’s net periodic benefit costs were allocated to Duke Energy Indiana as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Qualified Pension Benefits	$2	$6	$5	$9
Other Post-retirement Benefits	$4	$4	$7	$8

Duke Energy’s policy is to fund amounts for its U.S. qualified pension retirement plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. In February 2009, Duke Energy Indiana made a cash contribution of approximately $100 million, which represented its proportionate share of an approximate $500 million total contribution to Cinergy’s and Duke Energy’s qualified pension plans. Duke Energy Indiana did not make contributions to the legacy Cinergy qualified and non-qualified pension plans during the six months ended June 30, 2008. Duke Energy Indiana does not anticipate making additional contributions to the legacy Cinergy qualified or non-qualified pension plans during the remainder of 2009. Duke Energy also sponsors employee savings plans that cover substantially all employees. Duke Energy Indiana expensed pre-tax employer matching contributions of

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

approximately $1 million and $3 million for the three and six months ended June 30, 2009, respectively. Duke Energy Indiana expensed pre-tax employer matching contributions of approximately $2 million and $3 million for the three and six months ended June 30, 2008, respectively.

7.  Intangibles

The carrying amount and accumulated amortization of intangible assets as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(in millions)
Emission allowances	$68	$59
Gas, coal and power contracts	24	24

Total gross carrying amount	92	83
Accumulated amortization—gas, coal and power contracts	(8)	(7)

Total intangible assets, net	$84	$76

Emission allowances in the table above include emission allowances purchased by Duke Energy Indiana and certain zero cost emission allowances allocated to Duke Energy Indiana on an annual basis. The change in the gross carrying value of emission allowances during the six months ended June 30, 2009 is as follows:

(in millions)
Gross carrying value at beginning of period	$59
Purchases of emission allowances	22
Sales and consumption of emission allowances(a)	(14)
Other changes	1

Gross carrying value at end of period	$68

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the six months ended June 30, 2008 was approximately $23 million.

Amortization expense for gas, coal and power contracts for each of the three and six months ended June 30, 2009 and 2008 was insignificant.

8.  Related Party Transactions

Duke Energy Indiana engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009(a)	December 31, 2008(a)
	(in millions)
Current assets(b)	$42	$30
Current liabilities(c)	$(37)	$(153)
Net deferred tax liabilities(d)	$(652)	$(602)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at June 30, 2009, approximately $16 million is classified as Receivables and approximately $26 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $11 million is classified as Receivables and approximately $19 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	The balance at June 30, 2009 is classified as Accounts payable on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(151) million is classified as Accounts payable and approximately $(2) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(d)	Of the balance at June 30, 2009, approximately $(674) million is classified as Deferred income taxes and approximately $22 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(630) million is classified as Deferred income taxes and approximately $28 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended June 30, 2009 and 2008, Duke Energy Indiana recorded governance and shared services expenses of approximately $85 million and $105 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. During the six months ended June 30, 2009 and 2008, Duke Energy Indiana recorded governance and shared services expenses of approximately $178 million and $201 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Indiana incurs expenses related to certain insurance coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations, were approximately $2 million for each of the three months ended June 30, 2009 and 2008 and approximately $5 million for each of the six months ended June 30, 2009 and 2008. Additionally, Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net were approximately $3 million for each of the three months ended June 30, 2009 and 2008 and approximately $5 million for each of the six months ended June 30, 2009 and 2008.

Duke Energy Indiana participates in Cinergy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans (see Note 6). Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations from Cinergy of approximately $360 million at June 30, 2009 and approximately $423 million at December 31, 2008. These amounts have been classified in the Consolidated Balance Sheets as follows:

	June 30, 2009	December 31, 2008
	(in millions)
Other current liabilities	$5	$5
Accrued pension and other post-retirement benefit costs	$355	$410
Other liabilities	$—	$8

Additionally, as discussed in Notes 1 and 16, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified as Receivables in the Consolidated Balance Sheets and was approximately $130 million as of June 30, 2009 and $117 million as of December 31, 2008. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $3 million for each of the three months ended June 30, 2009 and 2008 and approximately $6 million and $8 million for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009, Duke Energy Indiana received an approximate $140 million capital contribution from its parent, Cinergy.

As discussed further in Note 5, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. For the three months ended June 30, 2009 and 2008, interest expense associated with money pool activity, recorded in Interest Expense in the Consolidated Statement of Operations, was insignificant and approximately $1 million, respectively. For the six months ended June 30, 2009 and 2008, interest expense associated with money pool activity, recorded in Interest Expense in the Consolidated Statement of Operations, was approximately $1 million and $3 million, respectively. For the three and six months ended June 30, 2009 and 2008, respectively, insignificant amounts of interest income associated with money pool activity was recorded in Other Income and Expenses, net on the Consolidated Statements of Operations.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the derivative are recognized in earnings in the current period. Duke Energy Indiana includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item in the Consolidated Statements of Operations. Additionally, Duke Energy Indiana enters into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. These derivative instruments are typically reflected on the Consolidated Balance Sheets at fair value with changes in the value of the derivative instrument reflected in regulatory assets or liabilities, as discussed below, or, if appropriate, in current earnings. As substantially all of Duke Energy Indiana’s operations apply the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” gains and losses associated with undesignated contracts are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with the change in fair values of these derivative contracts.

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

Commodity Fair Value Hedges. At June 30, 2009, Duke Energy Indiana did not have any open commodity derivative instruments that were designated as fair value hedges under SFAS No. 133.

Commodity Cash Flow Hedges. At June 30, 2009, Duke Energy Indiana did not have any open commodity derivative instruments that were designated as cash flow hedges under SFAS No. 133.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Undesignated Contracts. Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of June 30, 2009 are primarily associated with forward power purchases, financial transmission rights and forward SO2 emission allowances.

Interest Rate Risk

Duke Energy Indiana is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt. Duke Energy Indiana manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy Indiana may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. As of June 30, 2009, Duke Energy Indiana did not have any open interest rate derivative instruments.

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

In June 2005, Duke Energy Indiana executed two forward starting swaps with a combined notional amount of $325 million. The forward starting swaps effectively fixed the benchmark interest rate of an anticipated issuance of fixed-rate debt from June 2005 through June 2006, the expected date of issuance of the debt securities. Both forward starting swaps were designated as cash flow hedges under the provisions of SFAS No. 133. As the terms of these swap agreements mirrored the terms of the forecasted debt issuance, Duke Energy Indiana anticipated that they would be highly effective hedges. In June 2006, Duke Energy Indiana terminated these swaps at a value of approximately $26 million, when it issued $325 million 6.05% senior unsecured notes. The gain on the hedge was accumulated on the Consolidated Balance Sheet in AOCI and is being recognized as an offset to interest expense over the life of the related debt. An approximate $1 million gain was reclassified from AOCI and recorded as a reduction to interest expense during the three and six months ended June 30, 2009. At June 30, 2009, approximately $18 million remains in AOCI and approximately $3 million of the gain is expected to be recognized in earnings during the next twelve months.

Volumes

The following table shows information relating to the volume of Duke Energy Indiana’s derivative activity outstanding as of June 30, 2009. Amounts disclosed represent the notional volumes of commodities accounted for at fair value in accordance with SFAS No. 133. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy Indiana has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

June 30, 2009
Commodity contracts
Electricity-energy (Gigawatt hours)	251
Emission Allowances: SO2 (thousands of tons)	73

The following table shows fair value amounts of derivative contracts as of June 30, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

	June 30, 2009
Balance Sheet Location	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
Commodity contracts
Current Assets: Other	$10	$—
Current Liabilities: Other	—	40
Deferred Credits and Other Liabilities: Other	—	2

Total Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	$10	$42

Total Derivatives	$10	$42

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the three and six months ended June 30, 2009 and the line item(s) in the Consolidated Balance Sheets in which such losses are deferred as regulatory assets. During the three and six months ended June 30, 2009, there were no amounts recognized in the Consolidated Statements of Operations.

Undesignated Hedges – Location and Amount of Pre-Tax Losses Recognized as Regulatory Assets

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in millions)	(in millions)
Location of Pre-Tax Losses Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$(7)	$(9)
Interest rate contracts
Regulatory Asset	—	(3)

Total Pre-Tax Losses Recognized as Regulatory Assets	$(7)	$(12)

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

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at June 30, 2009.

Information Regarding Derivative Instruments that Contain Credit-Risk Related Contingent Features

June 30, 2009
(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$16
Collateral Already Posted	$6
Additional Cash Collateral or Letters of Credit in the Event Credit-Risk-Related Contingent Features were Triggered at the End of the Reporting Period	$10

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Netting of cash collateral and derivative assets and liabilities under master netting arrangements. In accordance with FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No 39, Offsetting of Amounts Related to Certain Contracts” (FSP No. FIN 39-1), Duke Energy Indiana offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. At June 30, 2009 and December 31, 2008, Duke Energy Indiana had receivables related to the right to reclaim cash collateral of approximately $6 million and $1 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts, respectively, that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy Indiana had $2 million and approximately $7 million in cash collateral receivables under master netting arrangements that have not been offset against net derivative positions at June 30, 2009 and December 31, 2008, respectively, as these amounts primarily represent initial margin deposits related to New York Mercantile Exchange (NYMEX) futures contracts. Duke Energy Indiana had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at June 30, 2009 and December 31, 2008.

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

Allowance For Funds Used During Construction (AFUDC) Ruling. Duke Energy Indiana recovers financing and other operating costs associated with certain environmental control property through a rate adjustment mechanism. In January 2008, the IURC approved the inclusion of an accounting adjustment for AFUDC affecting the value of the property. The Indiana Office of Utility Consumer Counselor (OUCC) filed a petition asking the IURC to rehear and reconsider its decision regarding approval of the amount of AFUDC included in the value of the property. The IURC issued an order in the second quarter of 2008 denying the OUCC’s request and upholding its original decision. The OUCC appealed the IURC’s Order on Reconsideration to the Indiana Court of Appeals. On November 14, 2008, the Indiana Court of Appeals affirmed the IURC order approving the accounting adjustment for AFUDC. Duke Energy Indiana recorded the favorable impacts of this IURC ruling as a component of Other Income and Expenses, net on the Consolidated Statements of Operations, which amounted to approximately $25 million during the six months ended June 30, 2008, of which approximately $18 million was recorded during the three months ended June 30, 2008.

Energy Efficiency. In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider proposal is based on the save-a-watt compensation model of avoided cost of generation. A number of parties have intervened in the proceeding. Duke Energy Indiana has reached a settlement with all intervenors except one, the Citizens Action Coalition of Indiana, Inc. (CAC), and has filed such settlement agreement with the IURC. An evidentiary hearing with the IURC was held on February 27, 2009 and March 2, 2009, and an order is expected in the second half of 2009.

Storm Cost Deferrals. On July 22, 2009, Duke Energy Indiana filed a request with the IURC to defer storm costs associated with a January 27, 2009 ice storm, which caused approximately $14 million of damage primarily to its distribution system. Duke Energy Indiana has requested to defer the retail jurisdictional portion of the incremental storm costs, which would otherwise be charged as operating expense, until Duke Energy Indiana’s next general rate proceeding. The costs at issue have been charged to operating expense pending an IURC order in this proceeding. A procedural schedule has not yet been determined by the IURC.

Capital Expansion Projects

Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Certificate of Public Convenience and Necessity (CPCN) for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The facility was initially estimated to cost approximately $2 billion (including approximately $120 million of AFUDC). In August 2007, Vectren formally withdrew its participation in the IGCC plant and a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC Project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The CAC, Sierra Club, Save the Valley, Inc. and Valley Watch, Inc. have appealed the air permit.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s November 2007 CPCN Order. An evidentiary hearing was conducted on August 25, 2008. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. Duke Energy Indiana was also required to file its plans for studying carbon storage related to the project within 60 days of the order. The OUCC filed a motion of clarification of this order concerning a ratemaking issue related to deferred taxes. The order was not otherwise appealed. The IURC denied the OUCC’s motion on April 1, 2009. On November 3, 2008, Duke Energy Indiana filed its second semi-annual IGCC Rider and ongoing review proceeding with the IURC and an evidentiary hearing with the IURC was held on March 9, 2009. On May 13, 2009, the IURC approved Duke Energy Indiana’s request in full. On May 1, 2009, Duke Energy Indiana filed its third semi-annual IGCC Rider and ongoing review proceeding with the IURC and an evidentiary hearing is scheduled for August 26, 2009.

Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery (EOR) for the CO2 from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. An evidentiary hearing is scheduled to begin October 13, 2009.

Under the Edwardsport IGCC CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. Duke Energy Indiana has begun construction on the Edwardsport IGCC plant and entered into a $200 million engineering, procurement and construction management agreement with Bechtel Power Corporation in December 2008 in connection with the construction of the plant.

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

Other Matters

SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition and case-in-chief testimony supporting its request to build an intelligent distribution grid in Indiana. The proposal requests approval of distribution formula rates or, in the alternative, a SmartGrid Rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses and lost revenues. The petition also includes a pilot program for the installation of small solar photovoltaic and wind generation on customer sites, for approximately $10 million over a three-year period. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. The intervenors filed testimony generally supporting SmartGrid, but claiming that Duke Energy Indiana’s plan was too fast and too large, with not enough customer benefits in terms of time differentiated rate options and behind the meter

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

energy management systems. The intervenors also opposed the distribution formula rate and the rider request claiming that costs should be recovered in a rate case, or possibly deferred. Duke Energy Indiana filed rebuttal testimony agreeing to slow its deployment and agreeing to work with the parties collaboratively to design time differentiated rate and energy management system pilots. On June 4, 2009, Duke Energy Indiana filed with the IURC a settlement agreement with the OUCC, the CAC, Nucor Corporation, and the Duke Energy Indiana Industrial Group which provided for a full deployment of Duke Energy Indiana’s SmartGrid initiative at a slower pace, including cost recovery through a tracking mechanism. The settlement also included increased reporting and monitoring requirements, approval of Duke Energy Indiana’s renewable distributed generation pilot and the creation of a collaborative group designed to initiate several time differentiated pricing pilots, an electric vehicle pilot and a home area network pilot. Additionally, the settlement agreement provided for tracker recovery of the costs associated with the SmartGrid initiative, subject to cost recovery caps and a termination date for the tracker. The tracker will also include a reduction in costs associated with the adoption of a new depreciation study. An evidentiary hearing was held on June 29, 2009 and an order from the IURC is expected in the third or fourth quarter of 2009.

Gibson Unit 4 Outage. In a 2008 fuel clause proceeding, the IURC granted a motion by the Industrial Group and Nucor Corporation to establish a subdocket to examine whether imprudence in Duke Energy Indiana’s maintenance practices led to a forced outage at Gibson Station Unit 4 during January-March 2008. The outage contributed to notably higher fuel and purchased power costs during the outage. A hearing on this subdocket proceeding was held in January 2009. The IURC authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the subdocket proceeding subject to refund (similar to prior subdockets) pending the outcome of this new subdocket related to maintenance practices for Gibson Station Unit 4. An order is expected from the IURC in the third quarter of 2009.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO) Resource Adequacy Filing. On December 28, 2007, the Midwest ISO filed its Electric Tariff Filing Regarding Resource Adequacy in compliance with the FERC’s request of Midwest ISO to file Phase II of its long-term Resource Adequacy plan by December 2007. The proposal includes establishment of a resource adequacy requirement in the form of planning reserve margin. On March 26, 2008, the FERC ruled on the Midwest ISO’s Resource Adequacy filing and ordered that the new Module E tariff be effective March 27, 2008. This action established a Midwest ISO-wide resource adequacy requirement for the first Planning Year, which began June 2009. In the Order, the FERC, among other things, clarified that States have the authority to set their own Planning Reserve Margins, as long as they are not inconsistent with any reliability standard approved by the FERC.

Midwest ISO’s Establishment of an Ancillary Services Market (ASM). On February 25, 2008, the FERC conditionally accepted the Midwest ISO proposal to implement a day-ahead and real-time ASM, including a scarcity pricing proposal. By approving the ASM proposal, the FERC essentially approved the transfer and consolidation of balancing authority for the entire Midwest ISO area. This will allow the Midwest ISO to determine operating reserve requirements and procure operating reserves from all qualified resources from an organized market, in place of the current system of local management and procurement of reserves by the 24 balancing authorities in the Midwest ISO area. The Midwest ISO launched the ASM on January 6, 2009. In January 2008, Duke Energy Indiana and three other Indiana utilities filed a joint petition with the IURC, requesting, among other things, authority to transfer additional balancing authority functions to the Midwest ISO and for recovery of costs incurred under the ASM. On August 13, 2008 the IURC issued an order authorizing the Joint Petitioners to transfer additional balancing authority functions to the Midwest ISO, to participate in the ASM and to defer ASM costs pending a final order in the case. On September 29, 2008, Duke Energy Indiana, Vectren and the OUCC filed a Joint Stipulation and Agreement with the IURC reflecting the settlement by the OUCC with each of these utilities on the cost recovery aspects of the proceeding. In December 2008, Duke Energy Indiana, Vectren, the OUCC, the industrial group and Nucor Corporation met to discuss the cost recovery aspects of the proceeding. On January 6, 2009, a modified Stipulation and Agreement and Modified Settlement terms were filed along with supporting testimony. A hearing was held on February 9, 2009. On June 30, 2009, the IURC issued an order in this proceeding approving the requested cost recovery for the Indiana Midwest ISO utilities, including Duke Energy Indiana. The IURC did not approve the settlement agreement whereby Duke Energy Indiana and Vectren would have been able to retain a share of net excess ASM revenues (where revenues from the sale of ancillary services exceed the costs of purchasing ancillary services on a quarterly basis), noting that it was difficult to determine what ASM-related costs may already be included in the two utilities’ base rates, and that the IURC had a preference to treat all Midwest ISO utilities in a consistent manner (two of the utilities did not have such a settlement agreement). As such, the IURC found that it was in the public interest for customers to get full credit of net ASM revenues for all Midwest ISO utilities. The rejection of the settlement agreement is not material to Duke Energy Indiana, as Duke Energy Indiana is still permitted to recover all its ASM-related costs.

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

Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $15 million as of both June 30, 2009 and December 31, 2008. These accruals represent Duke Energy Indiana’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans or other U.S. waters for cooling purposes. Three of five coal-fired generating facilities in which Duke Energy Indiana is either a whole or partial owner are affected sources under that rule. On April 1, 2009, the U.S. Supreme Court ruled in favor of the appellants that the EPA may consider costs when determining which technology option each site should implement. Depending on how the cost-benefit analysis is incorporated into the revised EPA rule, the analysis could narrow the range of technology options required for each of the three affected facilities. Because of the wide range of potential outcomes, Duke Energy Indiana is unable to estimate its costs to comply at this time.

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

On October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy Indiana was not previously found liable. That new trial commenced on May 11, 2009. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy on four of the remaining six projects at issue. The two projects in which the jury found violations were undertaken at Units 1 and 3 of the Gallagher Station in Indiana. A remedy trial on those two violations has been scheduled to commence on January 25, 2010.

The remedy trial for violations previously established at the Wabash River Station was held during the week of February 2, 2009. On May 29, 2009, the Court issued its remedy ruling and ordered the following relief: (1) Wabash River units 2, 3 & 5 to be permanently retired by September 30, 2009; and (2) surrender of SO2 allowances equal the emissions from Wabash 2, 3 & 5 from May 22, 2008 through September 30, 2009. Duke Energy Indiana is currently evaluating its options for appeal. On June 12, 2009, Duke Energy Indiana filed a motion with the District Court for a Judgment as a Matter of Law and Request for a New Trial. On July 24, 2009, that motion was denied, thereby starting the 60-day appeal timeline.

On April 3, 2008, the Sierra Club filed a lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies. Sierra Club alleges NSR and Title V violations of the CAA at the Edwardsport generating station in Knox County, Indiana. Sierra Club claims that Duke Energy Indiana violated the CAA when it undertook various maintenance projects at Edwardsport without obtaining permits and installing the best available emission controls. Sierra Club states that it intends to file suit for additional alleged violations of the CAA and the Indiana State Implementation Plan. On June 30, 2008, defendants filed a motion to dismiss, or alternatively to stay, this litigation on jurisdictional grounds. The District Court denied that motion and the case is now in the discovery phase. Trial has been set to commence in January 2011.

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

Section 126 Petitions. In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that two sources in 13 upwind states, including Indiana, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards. In August 2005, the EPA issued a proposed response to the petition. The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states. The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR Federal Implementation Plan (FIP) that would address the air quality concerns from neighboring states. On April 28, 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above. North Carolina has filed a legal challenge to the EPA’s denial. Briefing in that case is under way. On March 5, 2009 the D.C. Circuit remanded the case to the EPA for reconsideration. The EPA has conceded that the D.C. Circuit’s July 18, 2008 decision in the CAIR litigation, North Carolina v. EPA

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

No. 05-1244, discussed above, and a subsequent order issued by the D.C. Circuit on December 23, 2008, have eliminated the legal basis for the EPA’s denial of North Carolina’s Section 126 petition. At this time, Duke Energy Indiana cannot predict the outcome of this proceeding.

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

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of June 30, 2009 and December 31, 2008, Duke Energy Indiana has recorded insignificant reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. Duke Energy Indiana enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as undesignated hedge contracts or qualifying hedge positions; see Note 9.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

12.  Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Indiana adopted SFAS No. 157 for financial instruments and non-financial derivatives. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, effective January 1, 2009, Duke Energy Indiana adopted SFAS No. 157 for non-financial assets and liabilities. Duke Energy Indiana did not record any cumulative effect adjustment to retained earnings as a result of the adoption of SFAS No. 157.

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

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Consolidated Balance Sheets at fair value at June 30, 2009 and December 31, 2008. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 9.

	Total Fair Value Amounts at June 30, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Long-term available-for-sale equity securities(a)	$37	$37	$—	$—
Long-term available-for-sale debt securities(a)	32	—	32	—
Derivative assets(b)	10	—	—	10

Total Assets	79	37	32	10
Derivative liabilities(c)	(42)	(6)	(36)	—

Net Assets (Liabilities)	$37	$31	$(4)	$10

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets. See Note 13 for additional information related to investments by major security type.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

(b)	Included in Other within Current Assets on the Consolidated Balance Sheets. See Note 9 for additional information related to derivatives.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other liabilities on the Consolidated Balance Sheets. See Note 9 for additional information related to derivatives.

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Long-term available-for-sale securities(c)(d)	$66	$35	$31	$—
Derivative assets(a)	11	—	1	10

Total Assets	77	35	32	10
Derivative liabilities(b)	(33)	—	(33)	—

Net Assets (Liabilities)	$44	$35	$(1)	$10

(a)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(c)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	See Note 13 for additional information related to investments by major security type.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
(in millions)
Three Months Ended June 30, 2009
Balance at April 1, 2009	$4
Net purchases, sales, issuances and settlements	(3)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	9

Balance at June 30, 2009	$10

Three Months Ended June 30, 2008
Balance at April 1, 2008	$8
Net purchases, sales, issuances and settlements	(9)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	33

Balance at June 30, 2008	$32

Six Months Ended June 30, 2009
Balance at January 1, 2009	$10
Net purchases, sales, issuances and settlements	(2)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	2

Balance at June 30, 2009	$10

Six Months Ended June 30, 2008
Balance at January 1, 2008	$—
Net purchases, sales, issuances and settlements	(15)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	47

Balance at June 30, 2008	$32

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Duke Energy Indiana does not adjust prices to reflect for after-hours market activity. Duke Energy Indiana’s investments in equity securities are valued using Level 1 measurements.

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

Fair Value Disclosures Required Under FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures About Fair Value of Financial Instruments.” The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of SFAS No. 157 disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of June 30, 2009 and December 31, 2008 are not necessarily indicative of the amounts Duke Energy Indiana could have realized in current markets.

	As of June 30, 2009		As of December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$3,274	$3,398	$2,868	$2,867

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, accounts payable and notes payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

13.  Investments in Debt and Equity Securities

Pursuant to an order by the IURC, Duke Energy Indiana invests in debt and equity securities that are held in a grantor trust for investments related to post-retirement benefits other than pension obligations. Duke Energy Indiana applies SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities” (SFAS No. 115), to its investments in debt and equity securities and classifies its investments as available-for-sale, which are carried at estimated fair value based on quoted market prices on the Consolidated Balance Sheets, with unrealized gains and losses related to rate regulated customers deferred as a regulatory liability or asset.

The investments within Duke Energy Indiana’s grantor trust are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy Indiana has limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Indiana. Accordingly, all unrealized losses associated with equity securities within the grantor trust are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. With respect to investments in debt securities within the grantor trust, Duke Energy Indiana applies the provisions of FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP No. FAS 115-2 and FAS 124-2). However, pursuant to regulatory accounting, unrealized losses associated with investments in debt and equity securities within the grantor trust related to rate regulated customers are deferred as a regulatory asset, thus there is no immediate impact on the earnings of Duke Energy Indiana as a result of any other-than-temporary impairments that would otherwise be required to be recognized in earnings under SFAS No. 115 or FSP No. FAS 115-2 and FAS 124-2.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities. Since management does not intend to use these investments in current operations, all investments are classified as Other within Investments and Other Assets.

As of June 30, 2009 and December 31, 2008, Duke Energy Indiana’s long-term investments had a fair market value of approximately $69 million and $66 million, respectively.

The estimated fair values of other long-term investments classified as available-for-sale are as follows:

	June 30, 2009			December 31, 2008
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value
	(in millions)
Equity Securities	$—	$(11)	$37	$—	$(13)	$35
Municipal Bonds	1	—	31	1	(1)	30
Other	—	—	1	—	—	1

Total long-term investments	$1	$(11)	$69	$1	$(14)	$66

(a)	Unrealized holding losses are associated with investments held in the Grantor Trust. As discussed above, per a regulatory order from the IURC, Duke Energy Indiana defers all unrealized gains and losses related to rate regulated customers associated with investments within this Grantor Trust. Accordingly, there is no immediate earnings impact associated with the change in market value of these investments.

Debt securities held at June 30, 2009 mature as follows: $1 million in less than one year, $17 million in one to five years, $8 million in six to ten years and $6 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the tables below as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity securities	$37	$(1)	$(10)

	As of December 31, 2008
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity securities	$33	$(2)	$(12)

14.  New Accounting Standards

The following new accounting standards were adopted by Duke Energy Indiana subsequent to June 30, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Indiana as of June 30, 2009:

SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 166). In June 2009, the FASB issued SFAS No. 166, which revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140), to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a qualifying special-purpose entity (QSPE) and requires those entities, which were not subject to consolidation under SFAS No. 140 and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN No. 46R), to now be assessed for consolidation. In addition, this statement clarifies and amends the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy Indiana, SFAS No. 166 is effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement is prohibited. As described further in Note 16, since 2002, Duke Energy Indiana has sold, on a revolving basis, nearly all of its accounts receivable and related collections through Cinergy Receivables, a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment under SFAS No. 140, and accordingly, the transfers have been accounted for as sales. Upon adoption of SFAS No. 166, the accounting treatment and/or financial statement presentation of Duke Energy Indiana’s accounts receivable securitization programs could potentially be impacted, as Cinergy Receivables must be assessed for consolidation and any transfers of accounts receivables on or after the effective date of SFAS No. 166 would be subject to that statement’s amended derecognition criteria for financial assets. Duke Energy Indiana is currently evaluating the potential impact of the adoption of SFAS No. 166, and is unable to estimate at this time the impact of SFAS No. 166 on its consolidated results of operations, cash flows or financial position.

SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS No. 167). In June 2009, the FASB issued SFAS No. 167, which amends FIN No. 46R to eliminate the exemption from consolidation for QSPEs, and clarifies, but does not significantly change, the criteria for determining whether an entity meets the definition of a variable interest entity (VIE). SFAS No. 167 also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, SFAS No. 167 modifies FIN No. 46R to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, SFAS No. 167 requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy Indiana, SFAS No. 167 is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy Indiana is involved with, including entities previously subject to the provisions of FIN No. 46R, as well as any QSPEs that exist as of the effective date. Early adoption of SFAS No. 167 is prohibited. Duke Energy Indiana is currently evaluating the potential impact of the adoption of SFAS No. 167, and is unable to estimate at this time the impact of SFAS No. 167 on its consolidated results of operations, cash flows or financial position.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168). In June 2009, the FASB issued SFAS No. 168, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP. On the effective date of SFAS No. 168, which is for financial statements issued for interim and annual

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Once the Codification is in effect, all of its content will carry the same level of authority, thus superseding SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and the GAAP hierarchy will include only two levels of GAAP: authoritative and non-authoritative. While the adoption of SFAS No. 168 will not have an impact on the accounting followed in Duke Energy Indiana’s consolidated financial statements, SFAS No. 168 will impact the references to authoritative and non-authoritative accounting literature contained within the Notes.

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

Changes to Unrecognized Tax Benefits

Increase/(Decrease)
(in millions)
Unrecognized Tax Benefits – January 1, 2009	$9

Unrecognized Tax Benefits Changes
Gross increases – tax positions in prior periods	2
Settlements	(4)

Total Changes	(2)

Unrecognized Tax Benefits – June 30, 2009	$7

At June 30, 2009, no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. Duke Energy Indiana does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

Duke Energy Indiana has the following tax years open:

Jurisdiction	Tax Years
Federal	2005 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

The effective tax rate for the three months ended June 30, 2009 was approximately 40.6% as compared to the effective tax rate of 32.0% for the same period in 2008. The effective tax rate for the six months ended June 30, 2009 was approximately 38.3% as compared to the effective tax rate of 34.4% for the same period in 2008. The increase in the effective tax rate for the three and six months ended June 30, 2009 is due primarily to a true-up of prior year taxes related to adjustments to the manufacturing deduction, as well as lower AFUDC equity.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $7 million and $15 million for the three and six months ended June 30, 2009, respectively, and approximately $7 million and $14 million for the three and six months ended June 30, 2008, respectively.

16.  Sales of Accounts Receivable

Accounts Receivable Securitization. Duke Energy Indiana sells, on a revolving basis, nearly all of its retail and wholesale accounts receivable and related collections to Cinergy Receivables. The securitization transaction was structured to meet the criteria for

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

sale treatment under SFAS No. 140 and, accordingly, the transfers of receivables are accounted for as sales. However, as discussed further in Note 14, the accounting treatment and/or the financial statement presentation of Cinergy Receivables could potentially be impacted by the adoption of SFAS No. 166 and SFAS No. 167 on January 1, 2010.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $130 million and $117 million at June 30, 2009 and December 31, 2008, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions, which is the source of funding for the subordinated note. This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets at June 30, 2009 and December 31, 2008.

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

The following tables show the gross and net receivables sold, retained interests, sales, and cash flows during the three and six months ended June 30, 2009:

Three Months Ended June 30, 2009
(in millions)
Receivables sold as of June 30,	$236
Less: Retained interests	130

Net receivables sold as of June 30,	$106

Sales
Receivables sold	$557
Loss recognized on sale	4
Cash flows
Cash proceeds from receivables sold	$531
Collection fees received	1
Return received on retained interests	3

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Six Months Ended June 30, 2009
(in millions)
Sales
Receivables sold	$1,197
Loss recognized on sale	8
Cash flows
Cash proceeds from receivables sold	$1,176
Collection fees received	1
Return received on retained interests	6

Cash flows from the sale of receivables for the six months ended June 30, 2009 and 2008 are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

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

17.  Comprehensive Income and Total Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended June 30, 2009 and 2008. Components of other comprehensive income and total comprehensive income for the six months ended June 30, 2009 and 2008 are presented in the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income.

Total Comprehensive Income

	Three Months Ended June 30,
	2009	2008
	(in millions)
Net Income	$40	$61

Other comprehensive income
Unrealized losses on available-for-sale securities(a)	—	(1)
Cash flow hedges(b)	(1)	—

Other comprehensive income, net of tax	(1)	(1)

Total Comprehensive Income	$39	$60

(a)	Net of $1 million tax benefit for the three months ended June 30, 2008.
(b)	Net of an insignificant tax benefit for the three months ended June 30, 2009.

18.  Subsequent Events

For information on subsequent events related to regulatory matters and commitments and contingencies, see Notes 10 and 11, respectively. Management has evaluated these Unaudited Consolidated Financial Statements and Notes for subsequent events up through August 12, 2009, which is the date of filing of the Unaudited Consolidated Financial Statements with the SEC.

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

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)
	(in millions)
Operating revenues	$1,163	$1,193	$(30)
Operating expenses	965	969	(4)
Gains on sales of other assets and other, net	—	3	(3)

Operating income	198	227	(29)
Other income and expenses, net	17	45	(28)
Interest expense	73	60	13

Income before income taxes	142	212	(70)
Income tax expense	54	73	(19)

Net income	$88	$139	$(51)

Net Income

The $51 million decrease in Duke Energy Indiana’s Net Income was primarily due to the following factors:

Operating Revenues. The decrease was primarily due to:

•	A $39 million decrease in weather normalized sales volumes to retail customers reflecting the overall declining economic conditions which are primarily impacting the industrial sector, and
•	A $35 million decrease in fuel revenues (including emission allowances) primarily due to decreased demand from retail and wholesale customers, partially offset by higher fuel rates.

Partially offsetting these decreases was:

•	A $44 million increase in retail revenues primarily related to retail rates and recovery riders for environmental compliance capital and operating costs.

Operating Expenses. The decrease was primarily due to:

•	A $31 million decrease in fuel costs primarily due to lower purchased power and fuel used in generation, partially offset by higher fuel costs in 2009 compared to 2008.

Partially offsetting this decrease were:

•	A $14 million increase in depreciation and amortization expense due primarily to additional capital spending, and
•	An $8 million increase in operation and maintenance primarily due to higher storm and maintenance costs.

Gains on Sales of Other Assets and Other, net. The decrease was due to gains on two sales of structures and land in 2008.

PART I

Other Income and Expenses, net. The decrease in 2009 compared to 2008 was primarily attributable to a $25 million favorable Indiana Utility Regulatory Commission ruling adjustment related to allowance for funds used during construction (AFUDC) in 2008.

Interest Expense. The increase was primarily due to higher debt balances in 2009 compared to 2008.

Income Tax Expense. The decrease was primarily the result of lower pre-tax income, partially offset by a higher effective tax rate for the six months ended June 30, 2009 (38.3%) compared to the same period in 2008 (34.4%). The increase in the effective tax rate is primarily due to a true-up of prior year taxes related to adjustments to the manufacturing deduction, as well as lower AFUDC equity.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2009 and, other than the personnel change discussed below, have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the second quarter of 2009, Duke Energy announced that David L. Hauser, Group Executive and Chief Financial Officer of Duke Energy Indiana would retire effective July 1, 2009. Steven K. Young, Senior Vice President and Controller of Duke Energy Indiana, was appointed as Chief Financial Officer and Comptroller of Duke Energy Indiana upon Mr. Hauser’s retirement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2009, see Note 10 to the Consolidated Financial Statements, “Regulatory Matters” and Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

DUKE ENERGY INDIANA, INC.

Date: August 12, 2009	/s/ STEVEN K. YOUNG
Steven K. Young Chief Financial Officer and Comptroller