Form 10-Q
period 2009-09-30
Duke Energy Indiana, Inc.
filed 2009-11-12
CIK 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 Or

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

SEPTEMBER 30, 2009

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues-Regulated Electric	$622	$682	$1,785	$1,875

Operating Expenses
Fuel used in electric generation and purchased power	237	290	673	757
Operation, maintenance and other	142	159	441	450
Depreciation and amortization	110	93	300	268
Property and other taxes	19	19	59	55
Total operating expenses	508	561	1,473	1,530
(Losses) Gains on Sales of Other Assets and Other, net	(1)	—	(1)	3
Operating Income	113	121	311	348
Other Income and Expenses, net	13	12	30	57
Interest Expense	37	33	110	93
Income Before Income Taxes	89	100	231	312
Income Tax Expense	34	36	88	109
Net Income	$55	$64	$143	$203

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$—	$144
Receivables (net of allowance for doubtful accounts of $1 at September 30, 2009 and December 31, 2008)	479	364
Inventory	293	216
Other	78	125
Total current assets	850	849
Investments and Other Assets
Intangibles, net	80	76
Other	142	108
Total investments and other assets	222	184
Property, Plant and Equipment
Cost	9,669	8,976
Less accumulated depreciation and amortization	3,077	2,903
Net property, plant and equipment	6,592	6,073
Regulatory Assets and Deferred Debits
Deferred debt expense	44	42
Regulatory assets related to income taxes	76	66
Other	595	604
Total regulatory assets and deferred debits	715	712
Total Assets	$8,379	$7,818

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	September 30, 2009	December 31, 2008
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$227	$303
Taxes accrued	74	49
Interest accrued	44	42
Current maturities of long-term debt	6	227
Other	116	114
Total current liabilities	467	735
Long-term Debt	3,087	2,641
Deferred Credits and Other Liabilities
Deferred income taxes	893	809
Investment tax credits	14	16
Accrued pension and other post-retirement benefit costs	352	410
Asset retirement obligations	25	24
Other	665	589
Total deferred credits and other liabilities	1,949	1,848
Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at September 30, 2009 and December 31, 2008	1	1
Additional paid-in capital	1,008	868
Retained earnings	1,857	1,714
Accumulated other comprehensive income	10	11
Total common stockholder’s equity	2,876	2,594
Total Liabilities and Common Stockholder’s Equity	$8,379	$7,818

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$143	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303	272
(Gains) Losses on sales of other assets and other	1	(3)
Deferred income taxes and investment tax credit amortization	92	(35)
Contributions to qualified pension plans	(100)	—
Accrued pension and other post-retirement benefit costs	17	24
(Increase) decrease in
Receivables	9	(1)
Inventory	(77)	(29)
Other current assets	23	(16)
Increase (decrease) in
Accounts payable	(87)	(38)
Taxes accrued	25	94
Other current liabilities	6	8
Regulatory asset/liability deferrals	(13)	(5)
Other assets	—	(37)
Other liabilities	(11)	7
Net cash provided by operating activities	331	444
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(686)	(583)
Purchases of available-for-sale securities	(22)	(15)
Proceeds from sales and maturities of available-for-sale securities	23	12
Proceeds from the sales of other assets	10	—
Purchases of emission allowances	(37)	(21)
Sales of emission allowances	6	27
Notes due from affiliate, net	(134)	(298)
Change in restricted cash	7	8
Other	(1)	(1)
Net cash used in investing activities	(834)	(871)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	899	621
Redemption of long-term debt	(676)	(47)
Notes payable to affiliate, net	—	49
Capital contribution from parent	140	—
Other	(4)	(5)
Net cash provided by financing activities	359	618
Net (decrease) increase in cash and cash equivalents	(144)	191
Cash and cash equivalents at beginning of period	144	12
Cash and cash equivalents at end of period	$—	$203

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$105	$52
Reclassification of money pool borrowings to long-term debt	$—	$150

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2007	$1	$868	$1,456	$12	$6	$2,343
Net income	—	—	203	—	—	203
Other comprehensive loss
Unrealized losses on available-for-sale securities(a)	—	—	—	—	(7)	(7)

Total comprehensive income						196
Balance at September 30, 2008	$1	$868	$1,659	$12	$(1)	$2,539

Balance at December 31, 2008	$1	$868	$1,714	$11	$—	$2,594
Net income	—	—	143	—	—	143
Other comprehensive loss
Cash flow hedges(b)	—	—	—	(1)	—	(1)

Total comprehensive income						142
Capital contribution from parent	—	140	—	—	—	140
Balance at September 30, 2009	$1	$1,008	$1,857	$10	$—	$2,876

(a) Net of $5 tax benefit.

(b) Net of $1 tax benefit.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Indiana, Inc. (Duke Energy Indiana), an Indiana corporation organized in 1941, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy), which is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Indiana is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity. These Unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Indiana and its subsidiary, as well as Duke Energy Indiana’s proportionate share of certain generation and transmission facilities.

These Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Indiana’s Form 10-K for the year ended December 31, 2008.

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

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour for all customer classes to the number of estimated kilowatt-hours delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix. Additionally, Duke Energy Indiana sells, on a revolving basis, nearly all of its retail and wholesale accounts receivable and related collections to Cinergy Receivables Company, LLC (Cinergy Receivables), a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale accounting treatment under the accounting rules for transfers and servicing of financial assets, and, accordingly, the transfers of receivables are accounted for as sales. Receivables for unbilled retail and wholesale revenues of approximately $102 million and $118 million at September 30, 2009 and December 31, 2008, respectively, were included in the sales of accounts receivable to Cinergy Receivables. See Note 16 for additional information regarding Cinergy Receivables.

Other. As of September 30, 2009 and December 31, 2008, approximately $526 million and $492 million, respectively, of regulatory liabilities associated with asset removal costs were included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. At both September 30, 2009 and December 31, 2008, these balances exceeded 5% of total liabilities.

2.  Business Segment

Duke Energy Indiana has one business unit, Franchised Electric, which is considered a reportable business segment under the accounting guidance for business segments. Franchised Electric plans, constructs, operates and maintains Duke Energy Indiana’s generation, transmission and distribution systems and delivers electric energy to consumers. Duke Energy Indiana’s chief operating decision maker regularly reviews financial information about the business unit in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy Indiana’s defined business segment.

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

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2009
Franchised Electric	$622	$133	$110

Total reportable segment	622	133	110
Other	—	(11)	—
Interest expense	—	(37)	—
Interest income and other	—	4	—

Total consolidated	$622	$89	$110

Three Months Ended September 30, 2008
Franchised Electric	$682	$135	$93

Total reportable segment	682	135	93
Other	—	(8)	—
Interest expense	—	(33)	—
Interest income and other	—	6	—

Total consolidated	$682	$100	$93

Nine Months Ended September 30, 2009
Franchised Electric	$1,785	$362	$300

Total reportable segment	1,785	362	300
Other	—	(33)	—
Interest expense	—	(110)	—
Interest income and other	—	12	—

Total consolidated	$1,785	$231	$300

Nine Months Ended September 30, 2008
Franchised Electric	$1,875	$424	$268

Total reportable segment	1,875	424	268
Other	—	(35)	—
Interest expense	—	(93)	—
Interest income and other	—	16	—

Total consolidated	$1,875	$312	$268

(a)	There were no intersegment revenues for the three and nine months ended September 30, 2009 and 2008.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

During the third quarter of 2009, amounts that had previously been recorded as regulatory assets related to Duke Energy Indiana’s wholesale contracts were written off in recognition of the migration of the wholesale business over recent years from a cost-based environment to a market-based environment. This write-off resulted in an increase in depreciation and amortization of $15 million.

Segment Assets

At September 30, 2009 and December 31, 2008, all of Duke Energy Indiana’s assets are owned by its only reportable business segment, Franchised Electric.

3.  Sales of Other Assets

For each of the three and nine months ended September 30, 2009, the sale of other assets resulted in proceeds of approximately $10 million and net pre-tax losses of approximately $1 million, which are recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to sales of property, plant and equipment. For the nine months ended September 30, 2008, Duke Energy Indiana had two sales of structures and land that resulted in approximately $3 million in proceeds and net pre-tax gains of approximately $3 million recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations.

4.  Inventory

Inventory consists of coal held for electric generation and materials and supplies, and is recorded primarily using the average cost method. Inventory is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

	September 30, 2009	December 31, 2008
	(in millions)
Coal held for electric generation	$219	$145
Materials and supplies	74	71

Total Inventory	$293	$216

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

In October 2009, Duke Energy Indiana refunded $50 million of tax-exempt variable-rate demand bonds through the issuance of $50 million principal amount of tax-exempt term bonds, which carry a fixed interest rate of 4.95% and mature October 1, 2040. The tax-exempt bonds are secured by a series of Duke Energy Indiana’s first mortgage bonds.

In August 2008, Duke Energy Indiana issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.35% and mature August 15, 2038. Proceeds from this issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of short-term notes and to redeem first mortgage bonds maturing in September 2008.

Other Debt. In June 2009, Duke Energy Indiana refunded $55 million of tax-exempt variable-rate demand bonds through the issuance of $55 million principal amount of tax-exempt term bonds due August 1, 2039, which carry a fixed interest rate of 6.00% and are secured by a series of Duke Energy Indiana’s first mortgage bonds. The refunded bonds were redeemed July 1, 2009.

In January 2009, Duke Energy Indiana refunded $271 million of tax-exempt auction rate bonds through the issuance of $271 million of tax-exempt variable-rate demand bonds, which are supported by direct-pay letters of credit, of which $144 million had initial rates of 0.7% reset on a weekly basis with $44 million maturing May 2035, $23 million maturing March 2031 and $77 million maturing December

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

2039. The remaining $127 million had initial rates of 0.5% reset on a daily basis with $77 million maturing December 2039 and $50 million maturing October 2040.

Money Pool. Duke Energy Indiana receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. There is no net settlement of receivables and payables between Duke Energy Indiana and other money pool participants. As of September 30, 2009, Duke Energy Indiana was in a net receivable position of approximately $105 million, of which approximately $255 million is classified within Receivables and approximately $150 million is classified within Long-Term Debt in the accompanying Consolidated Balance Sheets. As of December 31, 2008, Duke Energy Indiana was in a net payable position of approximately $29 million, of which approximately $121 million is classified within Receivables and approximately $150 million is classified within Long-Term Debt in the accompanying Consolidated Balance Sheets. The $134 million increase in the money pool activity during the nine months ended September 30, 2009 is reflected in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows.

Available Credit Facilities and Capacity Utilized Under Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is approximately $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy and its wholly owned subsidiaries, including Duke Energy Indiana, each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sub limits of each borrower, subject to a maximum cap limitation, at any time. At September 30, 2009, Duke Energy Indiana had borrowing sub limits under Duke Energy’s master credit facility of $450 million. The amount available to Duke Energy Indiana under its sub limits to Duke Energy’s master credit facility has been reduced by drawdowns of cash, borrowings through the money pool arrangement, and the use of the master credit facility to backstop issuances of letters of credit and pollution control bonds, as discussed below.

At September 30, 2009 and December 31, 2008, Duke Energy Indiana, had outstanding borrowings of approximately $123 million under Duke Energy’s master credit facility. The loan under the master credit facility is a revolving credit loan that currently bears interest at one-month London Interbank Offered Rate (LIBOR) plus an applicable spread of 19 basis points. The loan for Duke Energy Indiana had a stated maturity of September 2009; however, Duke Energy Indiana had the ability under the master credit facility to renew the loan due in September 2009 on an annual basis up through the date the master credit facility matures in June 2012. As a result of these annual renewal provisions, in September 2009, Duke Energy Indiana repaid and immediately re-borrowed approximately $123 million under the master credit facility. Duke Energy Indiana has the intent and ability to refinance these obligations on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility. Duke Energy Indiana’s borrowing is reflected as Long-Term Debt on the Consolidated Balance Sheets at September 30, 2009. This borrowing reduces Duke Energy Indiana’s available credit capacity under Duke Energy’s Master Credit Facility, as discussed above.

As of September 30, 2009 and December 31, 2008, approximately $402 million and $186 million, respectively, of certain pollution control bonds, which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to

Duke Energy Indiana’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date gives Duke Energy Indiana the ability to refinance these short-term obligations on a long-term basis. Of the approximate $402 million of pollution control bonds outstanding at September 30, 2009, approximately $81 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.

Restrictive Debt Covenants. Duke Energy’s credit agreement contains various financial and other covenants. Duke Energy Indiana’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2009, Duke Energy and Duke Energy Indiana were in compliance with these covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Qualified Pension Benefits	$2	$4	$7	$13
Other Post-retirement Benefits	$3	$3	$10	$11

Duke Energy’s policy is to fund amounts for its U.S. qualified pension retirement plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. In February 2009, Duke Energy Indiana made a cash contribution of approximately $100 million, which represented its proportionate share of an approximate $500 million total contribution to Cinergy’s and Duke Energy’s qualified pension plans. Duke Energy Indiana did not make contributions to the legacy Cinergy qualified and non-qualified pension plans during the nine months ended September 30, 2008. Duke Energy is currently evaluating the prefunding of a 2010 qualified pension plan contribution of up to approximately $300 million in the fourth quarter of 2009; however, a final decision has not been made. Accordingly, Duke Energy Indiana may make additional contributions to the legacy Cinergy qualified plans in the fourth quarter of 2009. Duke Energy also sponsors employee savings plans that cover substantially all employees. Duke Energy Indiana expensed pre-tax employer matching contributions of approximately $1 million and $4 million for the three and nine months ended September 30, 2009, respectively. Duke Energy Indiana expensed pre-tax employer matching contributions of approximately $1 million and $4 million for the three and nine months ended September 30, 2008, respectively.

7.  Intangibles

The carrying amount and accumulated amortization of intangible assets as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(in millions)
Emission allowances	$64	$59
Gas, coal and power contracts	24	24

Total gross carrying amount	88	83
Accumulated amortization—gas, coal and power contracts	(8)	(7)

Total intangible assets, net	$80	$76

Emission allowances in the table above include emission allowances purchased by Duke Energy Indiana and certain zero cost emission allowances allocated to Duke Energy Indiana on an annual basis. The change in the gross carrying value of emission allowances during the nine months ended September 30, 2009 is as follows:

(in millions)
Gross carrying value at beginning of period	$59
Purchases of emission allowances	37
Sales and consumption of emission allowances(a)	(33)
Other changes	1

Gross carrying value at end of period	$64

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the nine months ended September 30, 2008 was approximately $37 million.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Amortization expense for gas, coal and power contracts for each of the three and nine months ended September 30, 2009 and 2008 was insignificant.

Impairment of Emission Allowances. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). Subsequently, in December 2008, a federal appeals court reinstated the CAIR while the U.S. Environmental Protection Agency (EPA) develops a new clean air program. See Note 11 for additional information on the CAIR. However, as a result of the July 11, 2008 decision temporarily vacating the CAIR, there were sharp declines in market prices of sulfur dioxide (SO2) and nitrogen oxide (NOx) allowances in the third quarter of 2008 due to uncertainty associated with future federal requirements to reduce emissions. Accordingly, Duke Energy Indiana evaluated the carrying value of emission allowances held for impairment during the third quarter of 2008.

Duke Energy Indiana has emission allowances and certain commitments to purchase emission allowances that, based on management’s best estimate at September 30, 2008, resulted in a quantity of emission allowances in excess of the amounts projected to be utilized for operations. The excess emission allowances include forward contracts to purchase SO2 allowances to cover forecasted shortfalls in emission allowances necessary for operations that were entered into prior to the July 11, 2008 CAIR decision. Prior to the temporary vacating of the CAIR, these forward contracts, which primarily settled in the fourth quarter of 2008 or in 2009, qualified for the normal purchase/normal sale (NPNS) exception within the accounting rules for derivatives. However, since certain of these forward contracts would no longer be considered probable of use in the normal course of operations due to the excess over forecasted needs, in September 2008, Duke Energy Indiana determined that these contracts no longer qualified for the NPNS exception. At the time this determination was made, the fair value of the contracts was a liability of approximately $34 million. Since Duke Energy Indiana anticipates regulatory recovery of the cost of these emission allowances in normal course, a corresponding regulatory asset was recorded on the Consolidated Balance Sheets. These forward contracts have continued to be marked-to-market, with an offset to the regulatory asset balance, until ultimate settlement.

As a result of the reinstatement of the CAIR in December 2008, as discussed above, all emission allowances and certain commitments to purchase emission allowances held by Duke Energy Indiana are anticipated to be utilized for future emission allowance requirements under the CAIR, unless the EPA develops a new clean air program that changes the existing requirements under the CAIR.

8.  Related Party Transactions

Duke Energy Indiana engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009(a)	December 31, 2008(a)
	(in millions)
Current assets(b)	$71	$30
Current liabilities(c)	$(69)	$(153)
Net deferred tax liabilities(d)	$(662)	$(602)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at September 30, 2009, approximately $69 million is classified as Receivables and approximately $2 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $11 million is classified as Receivables and approximately $19 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	Of the balance at September 30, 2009, approximately $(41) million is classified as Accounts payable and approximately $(28) million is classified as Taxes accrued on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(151) million is classified as Accounts payable and approximately $(2) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(d)	Of the balance at September 30, 2009, $(681) million is classified as Deferred income taxes and approximately $19 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(630) million is classified as Deferred income taxes and approximately $28 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended September 30, 2009 and 2008, Duke Energy Indiana recorded governance and shared services expenses of approximately $81 million and $100 million, respectively,

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. During the nine months ended September 30, 2009 and 2008, Duke Energy Indiana recorded governance and shared services expenses of approximately $259 million and $234 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Indiana incurs expenses related to certain insurance coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations, were approximately $2 million for each of the three months ended September 30, 2009 and 2008 and approximately $7 million and $6 million for the nine months ended September 30, 2009 and 2008, respectively. Additionally, Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net were approximately $2 million for each of the three months ended September 30, 2009 and 2008 and approximately $7 million for each of the nine months ended September 30, 2009 and 2008.

Duke Energy Indiana participates in Cinergy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans (see Note 6). Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations from Cinergy of approximately $357 million at September 30, 2009 and approximately $423 million at December 31, 2008. These amounts have been classified in the Consolidated Balance Sheets as follows:

	September 30, 2009	December 31, 2008
	(in millions)
Other current liabilities	$5	$5
Accrued pension and other post-retirement benefit costs	$352	$410
Other liabilities	$—	$8

Additionally, as discussed in Notes 1 and 16, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified as Receivables in the Consolidated Balance Sheets and was approximately $100 million as of September 30, 2009 and $117 million as of December 31, 2008. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $3 million and $4 million for each of the three months ended September 30, 2009 and 2008, respectively, and approximately $9 million and $12 million for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, Duke Energy Indiana received an approximate $140 million capital contribution from its parent, Cinergy.

As discussed further in Note 5, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. For the three months ended September 30, 2009 and 2008, interest expense associated with money pool activity, recorded in Interest Expense in the Consolidated Statement of Operations, was insignificant and approximately $1 million, respectively. For the nine months ended September 30, 2009 and 2008, interest expense associated with money pool activity, recorded in Interest Expense in the Consolidated Statement of Operations, was approximately $1 million and $4 million, respectively. For each of the three and nine months ended September 30, 2009 and 2008 approximately $1 million of interest income associated with money pool activity was recorded in Other Income and Expenses, net on the Consolidated Statements of Operations.

9.  Risk Management, Derivative Instruments and Hedging Activities

The primary risks Duke Energy Indiana manages by utilizing derivative instruments are commodity price risk and interest rate risk. Duke Energy Indiana closely monitors the risks associated with commodity price changes and changes in interest rates on its operations and, where appropriate, uses various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments are designated as hedging instruments under the accounting guidance for derivatives, while others either do not qualify as a hedge

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

or have not been designated as hedges by Duke Energy Indiana (hereinafter referred to as undesignated contracts). Duke Energy Indiana’s primary use of energy commodity derivatives is to hedge its generation portfolio against exposure to changes in the prices of power and fuel. Interest rate swaps may be entered into to manage interest rate risk primarily associated with Duke Energy Indiana’s variable-rate and fixed-rate borrowings.

The accounting guidance for derivatives requires the recognition of all derivative instruments not identified as NPNS as either assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with accounting guidance for derivatives, Duke Energy Indiana may elect to designate qualifying commodity and interest rate derivatives as either cash flow hedges or fair value hedges.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the derivative are recognized in earnings in the current period. Duke Energy Indiana includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item in the Consolidated Statements of Operations. Additionally, Duke Energy Indiana enters into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. These derivative instruments are typically reflected on the Consolidated Balance Sheets at fair value with changes in the value of the derivative instrument reflected in regulatory assets or liabilities, as discussed below, or, if appropriate, in current earnings. As substantially all of Duke Energy Indiana’s operations apply regulatory accounting treatment, gains and losses associated with undesignated contracts are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with the change in fair values of these derivative contracts.

Commodity Price Risk

Duke Energy Indiana is exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (SO2, seasonal NOx and annual NOX) as a result of its electric generation operations. Duke Energy Indiana is exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity required to purchase and sell electricity in wholesale markets and the cost of emission allowances for SO2, seasonal NOx and annual NOx, primarily at Duke Energy Indiana’s coal-fired power plants. Duke Energy Indiana closely monitors the risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity contracts to mitigate the effect of such fluctuations on operations. Duke Energy Indiana’s exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity derivatives associated with the risk management of Duke Energy Indiana’s energy operations are accounted for as either cash flow hedges or fair value hedges if the derivative instrument qualifies as a hedge under accounting guidance for derivatives, or as an undesignated contract if either the derivative instrument does not qualify as a hedge or Duke Energy Indiana has elected to not designate the contract as a hedge. Additionally, Duke Energy Indiana enters into various contracts that qualify for the NPNS exception. Duke Energy Indiana primarily applies the NPNS exception to contracts that relate to the physical delivery of electricity over the next 12 years.

Commodity Fair Value Hedges. At September 30, 2009, Duke Energy Indiana did not have any commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. At September 30, 2009, Duke Energy Indiana did not have any commodity derivative instruments that were designated as cash flow hedges.

Undesignated Contracts. Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of September 30, 2009 are primarily associated with forward power purchases, financial transmission rights and forward SO2 emission allowances.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Interest Rate Risk

Duke Energy Indiana is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt. Duke Energy Indiana manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy Indiana may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. As of September 30, 2009, Duke Energy Indiana did not have any open interest rate derivative instruments.

In anticipation of certain fixed-rate debt issuances, Duke Energy Indiana has executed forward starting interest rate swaps to lock in components of the market interest rates at the time of the debt issuance and terminated these hedges prior to the issuance of the corresponding debt. When these transactions occur, the pre-tax gain or loss recognized from inception to termination of the hedges is recorded either as a regulatory liability or asset or a component of AOCI and is amortized as a component of interest expense over the life of the debt.

In June 2005, Duke Energy Indiana executed two forward starting swaps with a combined notional amount of $325 million. The forward starting swaps effectively fixed the benchmark interest rate of an anticipated issuance of fixed-rate debt from June 2005 through June 2006, the expected date of issuance of the debt securities. Both forward starting swaps were designated as cash flow hedges under the accounting guidance for derivatives. As the terms of these swap agreements mirrored the terms of the forecasted debt issuance, Duke Energy Indiana anticipated that they would be highly effective hedges. In June 2006, Duke Energy Indiana terminated these swaps at a value of approximately $26 million, when it issued $325 million 6.05% senior unsecured notes. The gain on the hedge was accumulated on the Consolidated Balance Sheet in AOCI and is being recognized as an offset to interest expense over the life of the related debt. An approximate $1 million and $2 million gain were reclassified from AOCI and recorded as a reduction to interest expense during the three and nine months ended September 30, 2009, respectively. At September 30, 2009, approximately $17 million remains in AOCI and approximately $3 million of the gain is expected to be recognized in earnings as a reduction to interest expense during the next twelve months.

Volumes

The following table shows information relating to the volume of Duke Energy Indiana’s derivative activity outstanding as of September 30, 2009. Amounts disclosed represent the notional volumes of commodities accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy Indiana has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

September 30, 2009
Commodity contracts
Electricity-energy (Gigawatt hours)	2
Emission Allowances: SO2 (thousands of tons)	58

The following table shows fair value amounts of derivative contracts as of September 30, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

	September 30, 2009
Balance Sheet Location	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$7	$—
Current Liabilities: Other	—	26
Deferred Credits and Other Liabilities: Other	—	2

Total Derivatives Not Designated as Hedging Instruments	$7	$28

Total Derivatives	$7	$28

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the three and nine months ended September 30, 2009 and the line item(s) in the Consolidated Balance Sheets in which such losses are deferred as regulatory assets. During the three and nine months ended September 30, 2009, there were no amounts recognized in the Consolidated Statements of Operations.

Undesignated Hedges – Location and Amount of Pre-Tax Gains (Losses) Recognized as Regulatory Assets

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in millions)	(in millions)
Location of Pre-Tax Gains (Losses) Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$14	$5
Interest rate contracts
Regulatory Asset	—	(3)

Total Pre-Tax Gains Recognized as Regulatory Assets	$14	$2

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

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk related contingent features were triggered at September 30, 2009.

Information Regarding Derivative Instruments that Contain Credit-Risk Related Contingent Features

September 30, 2009
(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$10
Collateral Already Posted	$1
Additional Cash Collateral or Letters of Credit in the Event Credit-Risk Related Contingent Features were Triggered at the End of the Reporting Period	$9

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Netting of cash collateral and derivative assets and liabilities under master netting arrangements. In accordance with applicable accounting rules, Duke Energy Indiana offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. At September 30, 2009 and December 31, 2008, Duke Energy Indiana had receivables related to the right to reclaim cash collateral of an insignificant amount and approximately $1 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy Indiana had an insignificant amount and approximately $7 million in cash collateral receivables under master netting arrangements that have not been offset against net derivative positions at September 30, 2009 and December 31, 2008, respectively, as these amounts primarily represent initial margin deposits related to New York Mercantile Exchange (NYMEX) futures contracts. Duke Energy Indiana had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at September 30, 2009 and December 31, 2008.

See Note 12 for additional information on fair value disclosures related to derivatives.

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

Energy Efficiency. In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana seeks approval of a plan that will be available to all customer groups and will compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider proposal is based on the save-a-watt compensation model of avoided cost of generation. A number of parties have intervened in the proceeding. Duke Energy Indiana has reached a settlement with all intervenors except one, the Citizens Action Coalition of Indiana, Inc. (CAC), and has filed such settlement agreement with the IURC. An evidentiary hearing with the IURC was held on February 27, 2009 and March 2, 2009, and an order is expected by the end of 2009.

Storm Cost Deferrals. On July 22, 2009, Duke Energy Indiana filed a request with the IURC to defer storm costs associated with a January 27, 2009 ice storm, which caused approximately $14 million of damage primarily to its distribution system. Duke Energy Indiana has requested to defer the retail jurisdictional portion of the incremental storm costs, which would otherwise be charged as operating expense, until Duke Energy Indiana’s next general rate proceeding. The costs at issue have been charged to operating expense pending an IURC order in this proceeding. Duke Energy Indiana filed its case-in-chief testimony on August 27, 2009 and an evidentiary hearing is scheduled for November 12, 2009.

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

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC in November 2007, which approved the IGCC Project. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s November 2007 CPCN Order. An evidentiary hearing was conducted on August 25, 2008. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. Duke Energy Indiana was also required to file its plans for studying carbon storage related to the project within 60 days of the order. The OUCC filed a motion of clarification of this order concerning a ratemaking issue related to deferred taxes. The order was not otherwise appealed. The IURC denied the OUCC’s motion on April 1, 2009. On November 3, 2008, Duke Energy Indiana filed its second semi-annual IGCC Rider and ongoing review proceeding with the IURC and an evidentiary hearing with the IURC was held on March 9, 2009. On May 13, 2009, the IURC approved Duke Energy Indiana’s request in full. On May 1, 2009, Duke Energy Indiana filed its third semi-annual IGCC Rider and ongoing review proceeding with the IURC. An evidentiary hearing was held August 26, 2009 and an order is expected by the end of the year.

Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery (EOR) for the CO2 from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The OUCC filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only approximately $33 million expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke Energy Indiana. Intervenor CAC recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009. An evidentiary hearing was held on November 9, 2009, and an order is expected in the first quarter of 2010.

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

Federal Advanced Clean Coal Tax Credits. Duke Energy Indiana has been awarded approximately $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy Indiana was not a party to the case, the allegations center on the tax incentives provided for Duke Energy Indiana’s Edwardsport IGCC project. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the U.S. Department of Energy and the U.S. Department of the Treasury. On November 10, 2008 the District Court dismissed the case finding that plaintiffs lacked standing to pursue their claims. On September 23, 2009, the District Court issued an order granting plaintiffs’ motion to amend their complaint and denying, as moot, the motion for reconsideration. Plaintiffs have filed their second amended complaint.

Other Matters

SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition and case-in-chief testimony supporting its request to build an intelligent distribution grid in Indiana. The proposal requests approval of distribution formula rates or, in the alternative, a SmartGrid Rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses and lost revenues. The petition also includes a pilot program for the

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

installation of small solar photovoltaic and wind generation on customer sites, for approximately $10 million over a three-year period. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. The intervenors filed testimony generally supporting SmartGrid, but claimed that Duke Energy Indiana’s plan was too fast and too large, with not enough customer benefits in terms of time differentiated rate options and behind-the-meter energy management systems. The intervenors also opposed the distribution formula rate and the rider request claiming that costs should be recovered in a base rate case, or possibly deferred. Duke Energy Indiana filed rebuttal testimony agreeing to slow its deployment and agreeing to work with the parties collaboratively to design time differentiated rate and energy management system pilots. On June 4, 2009, Duke Energy Indiana filed with the IURC a settlement agreement with the OUCC, the CAC, Nucor Corporation, and the Duke Energy Indiana Industrial Group which provided for a full deployment of Duke Energy Indiana’s SmartGrid initiative at a slower pace, including cost recovery through a tracking mechanism. The settlement also included increased reporting and monitoring requirements, approval of Duke Energy Indiana’s renewable distributed generation pilot and the creation of a collaborative design to initiate several time differentiated pricing pilots, an electric vehicle pilot and a home area network pilot. Additionally, the settlement agreement provided for tracker recovery of the costs associated with the SmartGrid initiative, subject to cost recovery caps and a termination date for the tracker. The tracker will also include a reduction in costs associated with the adoption of a new depreciation study. An evidentiary hearing was held on June 29, 2009. On November 4, 2009, the IURC issued an order that rejected the settlement agreement as incomplete and not in the public interest. The IURC encouraged the parties to continue the collaborative process outlined in the settlement or to consider smaller scale pilots or phased-in options. The IURC required the parties to present a procedural schedule within 10 days to address the underlying relief requested in the cause, and to supplement the record to address issues regarding the American Recovery and Reinvestment Act

(ARRA) funding recently awarded by the DOE. Duke Energy Indiana is considering its next steps, including a review of the implications of this Order on the ARRA SmartGrid Investment Grant award from the DOE.

Gibson Unit 4 Outage. In a 2008 fuel clause proceeding, the IURC granted a motion by the Industrial Group and Nucor Corporation to establish a subdocket to examine whether imprudence in Duke Energy Indiana’s maintenance practices led to a forced outage at Gibson Station Unit 4 during January-March 2008. The outage contributed to notably higher fuel and purchased power costs during the outage. A hearing on this subdocket proceeding was held in January 2009. The IURC authorized Duke Energy Indiana to collect through rates the costs for which it sought recovery in the subdocket proceeding subject to refund (similar to prior subdockets) pending the outcome of this new subdocket related to maintenance practices for Gibson Station Unit 4. On October 21, 2009, the IURC issued an order stating Duke Energy Indiana’s maintenance practices were prudent and upheld the recovery of Duke Energy Indiana’s fuel costs.

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

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

Remediation Activities. Duke Energy Indiana is responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Indiana operations, sites formerly owned or used by Duke Energy Indiana entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Indiana could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Indiana may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or by affiliate operations.

Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $15 million as of both September 30, 2009 and December 31, 2008. These accruals represent Duke Energy Indiana’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Clean Water Act 316(b). The EPA finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans or other U.S. waters for cooling purposes. Three of five coal-fired generating facilities in which Duke Energy Indiana is either a whole or partial owner are affected sources under that rule. On April 1, 2009, the U.S. Supreme Court ruled in favor of the appellants that the EPA may consider costs when determining which technology option each site should implement. Depending on how the cost-benefit analysis is incorporated into the revised EPA rule, the analysis could narrow the range of technology options required for each of the three affected facilities. Because of the wide range of potential outcomes, Duke Energy Indiana is unable to estimate its costs to comply at this time.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOX emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NOX and will begin in 2010 for SO2. Phase 2 will begin in 2015 for both NOX and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

in 2005 remains in effect until the new EPA rule takes effect. The court did not impose a deadline or schedule on the EPA. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

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

The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of coal combustion products, primarily ash, from Duke Energy Indiana’s coal-fired power plants. The EPA has indicated that it intends to propose a rule by the end of 2009. Additional laws and regulations under consideration which more stringently regulate coal ash, including the potential regulation of coal ash as hazardous waste, will likely increase costs for Duke Energy Indiana’s coal facilities. Duke Energy Indiana is unable to estimate its potential costs at this time.

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

The remedy trial for violations previously established at the Wabash River Station was held during the week of February 2, 2009. On May 29, 2009, the court issued its remedy ruling and ordered the following relief: (i) Wabash River Units 2, 3 and 5 to be permanently retired by September 30, 2009; and (ii) surrender of SO2 allowances equal to the emissions from Wabash River Units 2, 3 and 5 from May 22, 2008 through September 30, 2009. On June 12, 2009, Duke Energy Indiana filed a motion with the District Court for a Judgment as a Matter of Law and Request for a New Trial. On July 24, 2009, that motion was denied and on September 22, 2009, Duke Energy Indiana filed a notice of appeal with the Seventh Circuit Court of Appeals of the judgment relating to Wabash River Units 2, 3 and 5. As of September 30, 2009, Wabash River Units 2, 3 and 5 have been retired.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. In September 2009, the Court of Appeals issued a ruling reversing the lower court ruling. Duke Energy Indiana is currently evaluating its options for rehearing and appeal. It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with this matter.

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

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case. The plaintiffs filed their appeal to the Fifth Circuit Court of Appeals. In October 2009, the Court of Appeals issued a ruling reversing the lower court ruling. Duke Energy Indiana is currently evaluating its options for rehearing and appeal. It is not possible to predict with certainty whether Duke Energy Indiana will incur any liability or to estimate the damages, if any, that Duke Energy Indiana might incur in connection with this matter.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of September 30, 2009 and December 31, 2008, Duke Energy Indiana has recorded insignificant reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

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

12.  Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Indiana adopted the new fair value disclosure requirements for financial instruments and non-financial derivatives. On January 1, 2009, Duke Energy Indiana adopted the new fair value disclosure requirements for non-financial assets and liabilities measured at fair value on a non-recurring basis. Duke Energy Indiana did not record any cumulative effect adjustment to retained earnings as a result of the adoption of the new fair value standards.

The accounting guidance for fair value defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure requirements about fair value measurements. Under the accounting guidance for fair value, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received by Duke Energy Indiana to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although the accounting guidance for fair value does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

Duke Energy Indiana classifies recurring and non-recurring fair value measurements based on the following fair value hierarchy, as prescribed by the accounting guidance for fair value, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 — unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy Indiana has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. Duke Energy Indiana does not adjust quoted market prices on Level 1 for any blockage factor.

Level 2 — a fair value measurement utilizing inputs other than a quoted market price that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates. A level 2 measurement cannot have more that an insignificant portion of the valuation based on unobservable inputs.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Level 3 — any fair value measurements which include unobservable inputs for the asset or liability for more than an insignificant portion of the valuation. A level 3 measurement may be based primarily on level 2 inputs.

The fair value accounting guidance for financial instruments, which was effective as of January 1, 2008, permits entities to elect to measure many financial instruments and certain other items at fair value that are not required to be presented at fair value under existing GAAP. Duke Energy Indiana does not currently have any financial assets or financial liabilities that are not required to be accounted for at fair value under GAAP for which it elected to use the option to record at fair value. However, in the future, Duke Energy Indiana may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Consolidated Balance Sheets at fair value at September 30, 2009 and December 31, 2008. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 9.

	Total Fair Value Amounts at September 30, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Long-term trading and available-for-sale equity securities(a)	$44	$44	$—	$—
Long-term trading and available-for-sale debt securities(a)	33	—	33	—
Derivative assets(b)	7	—	—	7

Total Assets	84	44	33	7
Derivative liabilities(c)	(28)	—	(28)	—

Net Assets	$56	$44	$5	$7

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets. See Note 13 for additional information related to investments by major security type.
(b)	Included in Other within Current Assets on the Consolidated Balance Sheets. See Note 9 for additional information related to derivatives.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other liabilities on the Consolidated Balance Sheets. See Note 9 for additional information related to derivatives.

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Long-term available-for-sale securities(c)(d)	$66	$35	$31	$—
Derivative assets(a)	11	—	1	10

Total Assets	77	35	32	10
Derivative liabilities(b)	(33)	—	(33)	—

Net Assets (Liabilities)	$44	$35	$(1)	$10

(a)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(c)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	See Note 13 for additional information related to investments by major security type.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
(in millions)
Three Months Ended September 30, 2009
Balance at July 1, 2009	$10
Net purchases, sales, issuances and settlements	(4)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	1

Balance at September 30, 2009	$7

Three Months Ended September 30, 2008
Balance at July 1, 2008	$32
Net purchases, sales, issuances and settlements	(1)
Total losses included on balance sheet as regulatory asset or liability or as non-current liability	(11)

Balance at September 30, 2008	$20

Nine Months Ended September 30, 2009
Balance at January 1, 2009	$10
Net purchases, sales, issuances and settlements	(6)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	3

Balance at September 30, 2009	$7

Nine Months Ended September 30, 2008
Balance at January 1, 2008	$—
Net purchases, sales, issuances and settlements	(16)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	36

Balance at September 30, 2008	$20

Duke Energy Indiana did not record any unrealized gains (losses) in the Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2009 and 2008.

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Duke Energy Indiana has not adjusted prices to reflect for after-hours market activity. Duke Energy Indiana’s investments in equity securities are valued using Level 1 measurements.

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

Additional fair value disclosures: The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of the accounting guidance for fair value measurements disclosed in the tables above, is summarized in the follow-

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

ing table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of September 30, 2009 and December 31, 2008 are not necessarily indicative of the amounts Duke Energy Indiana could have realized in current markets.

	As of September 30, 2009		As of December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$3,093	$3,386	$2,868	$2,867

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, accounts payable and notes payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

13.  Investments in Debt and Equity Securities

Pursuant to an order by the IURC, Duke Energy Indiana invests in debt and equity securities that are held in a grantor trust for investments related to post-retirement benefits other than pension obligations. Accordingly, Duke Energy Indiana classifies its investments as available-for-sale, which are carried at estimated fair value based on quoted market prices on the Consolidated Balance Sheets, with unrealized gains and losses related to rate regulated customers deferred as a regulatory liability or asset.

The investments within Duke Energy Indiana’s grantor trust are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy Indiana has limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Indiana. Accordingly, all unrealized losses associated with equity securities within the grantor trust are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. With respect to investments in debt securities within the grantor trust, Duke Energy Indiana applies the modified other-than-temporary impairment accounting guidance. Pursuant to regulatory accounting, substantially all unrealized losses associated with investments in debt and equity securities within the grantor trust related to rate regulated customers are deferred as a regulatory asset, thus there is no immediate impact on the earnings of Duke Energy Indiana as a result of any other-than-temporary impairments that would otherwise be required to be recognized in earnings.

Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities. Since management does not intend to use these investments in current operations, all investments are classified as Other within Investments and Other Assets.

As of September 30, 2009 and December 31, 2008, Duke Energy Indiana’s long-term investments had a fair market value of approximately $77 million and $66 million, respectively.

The estimated fair values of other long-term investments classified as available-for-sale are as follows:

	September 30, 2009			December 31, 2008
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value
	(in millions)
Equity Securities	$2	$(5)	$44	$—	$(13)	$35
Municipal Bonds	1	(1)	32	1	(1)	30
Other	—	—	1	—	—	1

Total long-term investments	$3	$(6)	$77	$1	$(14)	$66

(a)	Unrealized holding losses are deferred per a regulatory order from the IURC. Accordingly, there is no immediate earnings impact associated with the change in market value of these investments.

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

Debt securities held at September 30, 2009 mature as follows: $1 million in less than one year, $18 million in one to five years, $9 million in six to ten years and $5 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded to earnings, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the tables below as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity Securities	$44	$(5)	$—
Municipal Bonds	32	(1)	—

Total	$76	$(6)	$—

	As of December 31, 2008
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity Securities	$33	$(2)	$(12)

14.  New Accounting Standards

The following new accounting standards were adopted by Duke Energy Indiana subsequent to September 30, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 105—Generally Accepted Accounting Principles (ASC 105). In June 2009, the FASB amended ASC 105 for the ASC, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP. On the effective date of the changes to ASC 105, which was for financial statements issued for interim and annual periods ending after September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and reporting standards. Under the ASC, all of its content carries the same level of authority and the GAAP hierarchy includes only two levels of GAAP: authoritative and non-authoritative. While the adoption of the ASC did not have an impact on the accounting followed in Duke Energy Indiana’s consolidated financial statements, the ASC impacted the references to authoritative and non-authoritative accounting literature contained within the Notes.

ASC 815—Derivatives and Hedging (ASC 815). In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities prescribed under ASC 815. The amendments to ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, volumetric data, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Indiana adopted these disclosure requirements as of January 1, 2009. The adoption of the amendments to ASC 815 did not have any impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position. See Note 9 for the disclosures required under ASC 815.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Indiana as of September 30, 2009:

FASB Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 166). In June 2009, the FASB issued SFAS No. 166, which revises the accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities, to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

related to transferred financial assets. SFAS No. 166 also eliminates the concept of a qualifying special-purpose entity (QSPE) and requires those entities, which were not subject to consolidation under previous accounting rules, to now be assessed for consolidation. In addition, this statement clarifies and amends the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy Indiana, SFAS No. 166 is effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement is prohibited. As described further in Note 16, since 2002, Duke Energy Indiana has sold, on a revolving basis, nearly all of its accounts receivable and related collections through Cinergy Receivables, a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets, and accordingly, the transfers have been accounted for as sales. Upon adoption of SFAS No. 166, the accounting treatment and/or financial statement presentation of Duke Energy Indiana’s accounts receivable securitization programs could potentially be impacted, as Cinergy Receivables must be assessed for consolidation and any transfers of accounts receivables on or after the effective date of SFAS No. 166 would be subject to that statement’s amended derecognition criteria for financial assets. Duke Energy Indiana is currently evaluating the potential impact of the adoption of SFAS No. 166, and is unable to estimate at this time the impact of adoption on its consolidated results of operations, cash flows or financial position.

SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS No. 167). In June 2009, the FASB issued SFAS No. 167, which amends existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarifies, but does not significantly change, the criteria for determining whether an entity meets the definition of a variable interest entity (VIE). SFAS No. 167 also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, SFAS No. 167 modifies existing accounting guidance to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, SFAS No. 167 requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy Indiana, SFAS No. 167 is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy Indiana is involved with, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that exist as of the effective date. Early adoption of SFAS No. 167 is prohibited. Duke Energy Indiana is currently evaluating the potential impact of the adoption of SFAS No. 167, and is unable to estimate at this time the impact of SFAS No. 167 on its consolidated results of operations, cash flows or financial position.

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

Changes to Unrecognized Tax Benefits

Increase/(Decrease)
(in millions)
Unrecognized Tax Benefits – January 1, 2009	$9

Unrecognized Tax Benefits Changes
Gross increases – tax positions in prior periods	22
Gross increases – tax positions in current period	1
Settlements	(4)

Total Changes	19

Unrecognized Tax Benefits – September 30, 2009	$28

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

At September 30, 2009, no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. Duke Energy Indiana does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

Duke Energy Indiana has the following tax years open:

Jurisdiction	Tax Years
Federal	2005 and after
State	Closed through 2003, with the exception of any adjustments related to open federal years

The effective tax rate for the three months ended September 30, 2009 was approximately 37.6% as compared to the effective tax rate of 35.8% for the same period in 2008. The effective tax rate for the nine months ended September 30, 2009 was approximately 38.0% as compared to the effective tax rate of 34.9% for the same period in 2008. The increase in the effective tax rate for the three and nine months ended September 30, 2009 is due primarily to a true-up of prior year taxes related to adjustments to the manufacturing deduction, as well as lower AFUDC equity.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $7 million and $22 million for the three and nine months ended September 30, 2009, respectively, and approximately $8 million and $22 million for the three and nine months ended September 30, 2008, respectively.

16.  Sales of Accounts Receivable

Accounts Receivable Securitization. Duke Energy Indiana sells, on a revolving basis, nearly all of its retail and wholesale accounts receivable and related collections to Cinergy Receivables. The securitization transaction was structured to meet the criteria for sale treatment under the accounting guidance for transfers and servicing of financial assets and, accordingly, the transfers of receivables are accounted for as sales. However, as discussed further in Note 14, the accounting treatment and/or the financial statement presentation of Cinergy Receivables could potentially be impacted by the adoption of SFAS No. 166 and SFAS No. 167 on January 1, 2010.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $100 million and $117 million at September 30, 2009 and December 31, 2008, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions, which is the source of funding for the subordinated note. This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under the accounting guidance for transfers and servicing of financial assets and is classified within Receivables in the accompanying Consolidated Balance Sheets at September 30, 2009 and December 31, 2008.

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

The carrying value of the retained interest is determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions used in estimating the fair value for 2009 were an anticipated credit loss ratio of 0.5%, a discount rate of 2.8% and a receivable turnover rate of 10.5%. Because (a) the receivables generally turnover in less than two months, (b) credit losses are reasonably predictable due to Duke Energy Indiana’s broad customer base and lack of sig-

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

nificant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Indiana on the retained interest using the accretable yield method, which generally approximates the stated rate on the note since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interest and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in millions)
Receivables sold as of September 30,		$245
Less: Retained interests		100

Net receivables sold as of September 30,		$145

Sales
Receivables sold	$622	$1,819
Loss recognized on sale	4	12
Cash flows
Cash proceeds from receivables sold	$648	$1,824
Collection fees received	—	1
Return received on retained interests	3	9

Cash flows from the sale of receivables for the nine months ended September 30, 2009 and 2008 are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

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

PART I

DUKE ENERGY INDIANA, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

17. Comprehensive Income and Total Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended September 30, 2009 and 2008. Components of other comprehensive income and total comprehensive income for the nine months ended September 30, 2009 and 2008 are presented in the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income.

Total Comprehensive Income

	Three Months Ended September 30,
	2009	2008
	(in millions)
Net Income	$55	$64

Other comprehensive income
Unrealized losses on available-for-sale securities(a)	—	(3)

Other comprehensive income, net of tax	—	(3)

Total Comprehensive Income	$55	$61

(a)	Net of $2 million tax benefit for the three months ended September 30, 2008.

18.  Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters and commitments and contingencies, see Notes 5, 10 and 11, respectively. Management has evaluated these Unaudited Consolidated Financial Statements and Notes for subsequent events up through November 12, 2009, which is the date of filing of the Unaudited Consolidated Financial Statements with the SEC.

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

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)
	(in millions)
Operating revenues	$1,785	$1,875	$(90)
Operating expenses	1,473	1,530	(57)
(Losses) gains on sales of other assets and other, net	(1)	3	(4)

Operating income	311	348	(37)
Other income and expenses, net	30	57	(27)
Interest expense	110	93	17

Income before income taxes	231	312	(81)
Income tax expense	88	109	(21)

Net income	$143	$203	$(60)

Net Income

The $60 million decrease in Duke Energy Indiana’s Net Income was primarily due to the following factors:

Operating Revenues. The decrease was primarily due to:

•	An approximate $90 million decrease in fuel revenues (including emission allowances) primarily due to decreased demand from retail and wholesale customers, partially offset by higher fuel rates;
•

An approximate $51 million decrease in weather normalized sales volumes to retail customers reflecting the overall declining economic conditions which are primarily impacting the industrial sector, and

•	An approximate $16 million decrease in sales to retail customers due to mild weather conditions in 2009 as compared to 2008.

Partially offsetting these decreases were:

•	An approximate $66 million increase in retail revenues primarily related to retail rates and recovery riders for environmental compliance capital and operating costs, and
•	An approximate $6 million increase in wholesale power revenue, net of sharing, primarily due to increase in demand from customers served under long-term contracts.

Operating Expenses. The decrease was primarily due to:

•	An approximate $84 million decrease in fuel costs primarily due to lower purchased power and fuel used in generation, and
•	An approximate $9 million decrease in operation and maintenance primarily due to lower storm and maintenance costs.

Partially offsetting this decrease was:

•

An approximate $32 million increase in depreciation and amortization expense due primarily to a write-off of regulatory assets related to wholesale contracts of approximately $15 million, additional capital spending and increased amortization of clean coal

PART I

expenditures to match recovery through revenues.

(Losses) Gains on Sales of Other Assets and Other, net. The decrease was due to gains on two sales of structures and land in 2008.

Other Income and Expenses, net. The decrease in 2009 compared to 2008 was primarily attributable to an approximate $25 million favorable Indiana Utility Regulatory Commission ruling adjustment related to allowance for funds used during construction (AFUDC) in 2008.

Interest Expense. The increase was primarily due to higher debt balances in 2009 compared to 2008.

Income Tax Expense. The decrease was primarily the result of lower pre-tax income, partially offset by a higher effective tax rate in 2009 (38%) compared to the same period in 2008 (35%). The increase in the effective tax rate is primarily due to a true-up of prior year taxes related to adjustments to the manufacturing deduction, as well as lower AFUDC equity.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2009 and, other than the third quarter system change described below, have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the third quarter of 2009, Duke Energy Indiana implemented a new system for online customer billing and payment. The system change is a result of an evaluation of the previous system and related process to support evolving operational needs, and is not the result of any identified deficiencies in the previous system. Duke Energy Indiana reviewed the implementation effort as well as the impact on Duke Energy Indiana’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address the system change.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2009, see Note 10 to the Consolidated Financial Statements, “Regulatory Matters” and Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

DUKE ENERGY INDIANA, INC.

Date: November 12, 2009	/s/ STEVEN K. YOUNG
Steven K. Young Chief Financial Officer, Senior Vice President and Controller