Form 10-K
period 2009-12-31
Duke Energy Indiana, Inc.
filed 2010-03-12
CIK 81020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

DECEMBER 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•

State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements, as well as rulings that affect cost and investment recovery or have an impact on rate structures;

•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

•	Industrial, commercial and residential growth or decline in Duke Energy Indiana, Inc.’s (Duke Energy Indiana) service territories;

•	Additional competition in electric markets and continued industry consolidation;

•	The influence of weather and other natural phenomena on Duke Energy Indiana’s operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornados;

•	The timing and extent of changes in commodity prices and interest rates;

•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;

•	The performance of electric generation facilities;

•

The results of financing efforts, including Duke Energy Indiana’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Energy Indiana’s credit ratings and general economic conditions;

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Indiana for Cinergy Corp.’s defined benefit pension plans;

•	The level of credit worthiness of counterparties to Duke Energy Indiana’s transactions;

•	Employee workforce factors, including the potential inability to attract and retain key personnel;

•	Growth in opportunities for Duke Energy Indiana’s business, including the timing and success of efforts to develop power and other projects;

•

Construction and development risks associated with the completion of Duke Energy Indiana’s capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from ratepayers in a timely manner or at all; and

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

GENERAL

Operations. Duke Energy Indiana, Inc. (Duke Energy Indiana), an Indiana corporation organized in 1941, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Indiana is an electric utility company with operations in Indiana. Duke Energy Indiana operates one reportable business segment, Franchised Electric, which generates, transmits, distributes and sells electricity. This business is subject to cost of service rate making where rates to be charged to customers are based on prudently incurred costs over a test period plus a reasonable rate of return. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC) and the Indiana Utility Regulatory Commission (IURC). The substantial majority of Franchised Electric’s operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment. For additional information regarding this business segment, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”

Duke Energy Indiana’s service area covers about 22,000 square miles with an estimated population of 2.4 million in north central, central, and southern Indiana. Duke Energy Indiana supplies electric service to approximately 780,000 residential, commercial and industrial customers over approximately 31,000 miles of distribution lines and an approximate 5,400 mile transmission system.

The remainder of Duke Energy Indiana’s operations is presented as Other. Although it is not considered a business segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy.

General. Duke Energy Indiana is an Indiana corporation. Its principal executive offices are located at 1000 East Main Street, Plainfield, Indiana 46168. The telephone number is 704-594-6200. Duke Energy Indiana electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that Duke Energy Indiana files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Duke Energy Indiana, including its reports filed with the SEC, is available through Duke Energy’s Web site at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s Web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
ACES	American Clean Energy and Security Act of 2009

AFUDC	Allowance for Funds Used During Construction

AOCI	Accumulated Other Comprehensive Income

ASC	Accounting Standards Codification

CAA	Clean Air Act

CAC	Citizens Action Coalition of Indiana, Inc.

CAIR	Clean Air Interstate Rule

CC	Combined Cycle

CCP	Coal Combustion Product

CT	Combustion Turbine

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

Cinergy Receivables	Cinergy Receivables Company LLC

CO2	Carbon dioxide

CPCN	Certificate of Public Convenience and Necessity

DOE	U.S. Department of Energy

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Indiana	Duke Energy Indiana, Inc.

EPA	U.S. Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

GHG	Greenhouse Gas

IGCC	Integrated Gasification Combined Cycle

ITC	Investment Tax Credit

IURC	Indiana Utility Regulatory Commission

KV	Kilovolt

kWh	Kilowatt-hour

LIBOR	London Interbank Offered Rate

Midwest ISO	Midwest Independent Transmission System Operator, Inc.

PART I

Term or Acronym	Definition
MW	Megawatt

MWh	Megawatt-hour

NOx	Nitrogen oxide

NPNS	Normal purchase/normal sale

NSR	New Source Review

OUCC	Indiana Office of Utility Consumer Counselor

QPSE	Qualifying Special-Purpose Entity

SEC	Securities and Exchange Commission

SO2	Sulfur dioxide

VIE	Variable Interest Entity

WVPA	Wabash Valley Power Association Inc.

ENVIRONMENTAL MATTERS

Duke Energy Indiana is subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental laws and regulations affecting Duke Energy Indiana include, but are not limited to:

•

The Clean Air Act (CAA), as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and particulate matter. Owners and/or operators of air emission sources are responsible for obtaining permits and for annual compliance and reporting.

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

See “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on Duke Energy Indiana’s operations. Additionally, other potential future environmental laws and regulations could have a significant impact on Duke Energy Indiana’s results of operations, cash flows or financial position. However, if such laws are enacted, Duke Energy Indiana would seek appropriate regulatory recovery of costs to comply within its regulated operations.

For more information on environmental matters involving Duke Energy Indiana, including possible liability and capital costs, see Notes 3 and 15 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies—Environmental,” respectively.

Except to the extent discussed in Note 3 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of Duke Energy Indiana’s business and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy Indiana.

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

Duke Energy Indiana’s plans for future expansion and modernization of its generation fleet subject it to risk of failure to adequately execute and manage its significant construction plans, as well as the risk of recovering all such costs or of recovering costs in an untimely manner which could materially impact Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

The completion of Duke Energy Indiana’s anticipated capital investment projects in existing and new generation facilities is subject to many construction and development risks, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards. Moreover, Duke Energy Indiana’s ability to recover all these costs and recovering costs in a timely manner could materially impact its consolidated results of operations, cash flows or financial position.

PART I

Duke Energy Indiana must meet credit quality standards and there is no assurance that Duke Energy Indiana will maintain investment grade credit ratings. If Duke Energy Indiana is unable to maintain an investment grade credit rating, Duke Energy Indiana would be required under credit agreements to provide collateral in the form of cash, which may materially adversely affect Duke Energy Indiana’s liquidity.

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

A downgrade below investment grade could also require Duke Energy Indiana to post additional collateral in the form of cash under various credit agreements and trigger termination clauses in some interest rate derivative agreements, which would require cash payments. All of these events would likely reduce Duke Energy Indiana’s liquidity and profitability and could have a material adverse effect on Duke Energy Indiana’s financial position, results of operations or cash flows.

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

Duke Energy Indiana’s ultimate parent, Duke Energy, maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. Duke Energy Indiana has borrowing capacity under Duke Energy’s revolving credit facility. These facilities include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at either Duke Energy or Duke Energy Indiana could preclude Duke Energy Indiana from issuing letters of credit or borrowing under the revolving credit facility and could require Duke Energy Indiana to immediately pay down any outstanding drawn amounts under other revolving credit agreements. Additionally, there are no assurances that commitments made by lenders under Duke Energy Indiana’s credit facilities will be available if needed as a source of funding due to ongoing uncertainties in the financial services industry.

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

Duke Energy Indiana participates in employer benefit plans sponsored by its parent, Cinergy. Duke Energy Indiana is allocated costs and obligations related to these plans. Cinergy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. While Cinergy has complied with the minimum funding requirements as of December 31, 2009, Cinergy’s qualified pension plans had obligations which exceeded the value of plan assets by approximately $300 million. Without sustained growth in the pension investments over time to increase the value of Cinergy’s plan assets and depending upon the other factors impacting Cinergy’s costs as listed above, Duke Energy Indiana could be required to fund its parent’s plans with significant amounts of cash. Such cash funding obligations could have a material impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position.

Duke Energy Indiana is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase its cost of operations, and which may impact or limit its business plans, or expose it to environmental liabilities.

Duke Energy Indiana is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions (such as reducing nitrogen oxide (NOx), sulfur dioxide (SO2) and mercury emissions, or potential future control of greenhouse-gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Duke Energy Indiana to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean-up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Energy Indiana could be required to take to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Energy Indiana may be required to shut down or alter the operation of its facilities, which may cause it to incur losses. Further, Duke Energy Indiana’s regulatory rate structure and its contracts with customers may not necessarily allow it to recover capital costs it incurs to comply with new environmental regulations. Also, Duke Energy Indiana may not be able to obtain or

PART I

maintain from time to time all required environmental regulatory approvals for its operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Energy Indiana fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of its facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and such regulation could result in the creation of substantial additional costs in the form of taxes or emission allowances.

The Environmental Protection Agency (EPA) also has plans to propose new federal regulations governing the management of coal combustion by-products, including fly ash. These regulations may require Duke Energy Indiana to make additional capital expenditures and increase Duke Energy Indiana’s operating and maintenance costs.

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

Duke Energy Indiana’s results of operations may be negatively affected by overall market, economic and other conditions that are beyond Duke Energy Indiana’s control.

Sustained downturns or sluggishness in the economy generally affect the markets in which Duke Energy Indiana operates and negatively influence its operations. Declines in demand for energy as a result of economic downturns in Duke Energy Indiana’s territories will reduce overall sales and lessen its cash flows, especially as its industrial customers reduce production and, therefore, consumption of electricity. Although Duke Energy Indiana’s business is subject to regulated allowable rates of return and recovery of fuel costs under a fuel adjustment clause, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations.

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

•	ability to procure satisfactory levels of fuel supplies and inventory, such as coal and natural gas; and

•	capacity and transmission service into, or out of, Duke Energy Indiana’s markets.

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

Duke Energy Indiana’s business is subject to extensive federal regulation that will affect Duke Energy Indiana’s operations and costs.

Duke Energy Indiana is subject to regulation by FERC and various other federal agencies. Regulation affects almost every aspect of Duke Energy Indiana’s businesses, including, among other things, Duke Energy Indiana’s ability to: take fundamental business management actions; determine the terms and rates of Duke Energy Indiana’s services; make acquisitions; issue equity or debt securities; engage in transactions between Duke Energy Indiana’s affiliates; and the ability to pay dividends to its ultimate parent, Duke Energy. Changes to these

PART I

regulations are ongoing, and Duke Energy Indiana cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on Duke Energy Indiana’s business. However, changes in regulation can cause delays in or affect business planning and transactions and can substantially increase Duke Energy Indiana’s costs.

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

As of December 31, 2009, Duke Energy Indiana operated five coal-fired stations with a combined net capacity of 4,958 megawatts (MW), one hydroelectric station with a net capacity of 45 MW, six combustion turbine (CT) stations with a combined net capacity of 1,446 MW and one combined cycle (CC) station with a combined net capacity of 285 MW. The stations are located in Indiana and Ohio.

In addition, as of December 31, 2009, Duke Energy Indiana owned approximately 5,400 conductor miles of electric transmission lines, including 800 miles of 345 kilovolts (KV), 700 miles of 230 KV, 1,400 miles of 100 to 161 KV, and 2,500 miles of 13 to 69 KV. Duke Energy Indiana also owned approximately 31,000 conductor miles of electric distribution lines, including 23,000 miles of overhead lines and 8,000 miles of underground lines as of December 31, 2009. As of December 31, 2009, the electric transmission and distribution systems had approximately 500 substations.

Substantially all of Duke Energy Indiana’s electric plant in service is mortgaged under the indenture relating to its various series of First Mortgage Bonds.

Item 3.	Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 3 to the Consolidated Financial Statements, “Regulatory Matters” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cinergy owns all of the common stock of Duke Energy Indiana. Duke Energy owns all of the common stock of Cinergy. Duke Energy Indiana anticipates making periodic dividends to its parent, Cinergy, which may ultimately dividend the funds to Duke Energy to provide funding support for Duke Energy’s dividend.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2009, 2008 and 2007.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana, Inc. (Duke Energy Indiana) is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2009	2008	Increase (Decrease)
Operating revenues	$2,353	$2,483	$(130)
Operating expenses	1,926	2,025	(99)
(Losses) Gains on sales of other assets and other, net	(4)	3	(7)

Operating income	423	461	(38)
Other income and expenses, net	38	70	(32)
Interest expense	144	123	21

Income before income taxes	317	408	(91)
Income tax expense	116	150	(34)

Net income	$201	$258	$(57)

Net income

Operating Revenues. The decrease was due primarily to:

•	An approximate $136 million decrease in fuel revenues (including emission allowances) primarily due to decreased demand from retail customers, partially offset by higher fuel rates,

•

An approximate $50 million decrease in weather normalized sales volumes to retail customers reflecting the overall declining economic conditions which are primarily impacting the industrial sector, and

•	An approximate $25 million decrease in sales to retail customers due to mild weather conditions in 2009 as compared to 2008.

Partially offsetting these decreases were:

•	An approximate $78 million increase in retail revenues primarily related to retail rates and recovery riders for environmental compliance and other capital and operating costs, and

•	An approximate $9 million increase in wholesale power revenue, net of sharing, primarily due to increase in demand rates from customers served under long-term contracts.

Operating Expenses. The decrease was due primarily to:

•	An approximate $129 million decrease in fuel costs primarily due to lower purchased power and fuel used in generation, and

•	An approximate $20 million decrease in operation and maintenance expense primarily due to lower storm and maintenance costs.

Partially offsetting these decreases was:

•

An approximate $49 million increase in depreciation and amortization expense due primarily to an adjustment to wholesale regulatory asset base, increased depreciation from additional capital spending and increased amortization of clean coal expenditures to match recovery through revenues.

(Losses) Gains on Sales of Other Assets and Other, net. The decrease was due to losses on sales of emission allowances and some property in 2009 compared to gains on sales of structures and land in 2008.

Other Income and Expenses, net. The decrease in 2009 compared to 2008 was primarily attributable to a $25 million favorable Indiana Utility Regulatory Commission ruling adjustment related to allowance for funds used during construction (AFUDC) in 2008 and a $6 million decrease in interest and dividend income compared to 2008.

Interest Expense. The increase was primarily due to higher debt balances in 2009 compared to 2008.

Income Tax Expense. Income tax expense decreased primarily due to lower pre-tax income.

PART II

Matters Impacting Future Results

Duke Energy Indiana continues to maintain low costs and deliver high-quality customer service; however, sales to all retail customer classes were negatively impacted by the economic downturn in 2009, particularly sales to the industrial sector. These trends are not expected to continue into 2010, and sales are expected to remain consistent.

See Note 3 to the Consolidated Financial Statements, “Regulatory Matters,” for a discussion of significant cost overruns associated with the construction of a 630 megawatt Integrated Gasification Combined Cycle (IGCC) plant at Duke Energy Indiana’s Edwardsport Generating Station.

In January 2010, Duke Energy announced plans to offer a voluntary severance plan to approximately 8,750 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on February 3, 2010 and closed on February 24, 2010 for approximately 8,400 eligible employees, which includes approximately 170 Duke Energy Indiana employees. Additionally, Duke Energy Indiana will be allocated its proportionate share of benefit costs for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Indiana. For employees affected by the consolidation of Duke Energy’s corporate functions in Charlotte, North Carolina, as discussed further below, the window will close March 31, 2010. Duke Energy Indiana currently estimates severance payments associated with this voluntary plan, including allocated costs discussed above, of approximately $20 million. However, until management of Duke Energy approves the requests, it reserves the right to reject any request to volunteer based on business needs and/or excessive participation.

In addition, in January 2010, Duke Energy announced that it will consolidate certain corporate office functions of Duke Energy’s shared services affiliate, resulting in transitioning over the next two years of approximately 350 positions from its offices in the Midwest to its corporate headquarters in Charlotte, North Carolina. Employees who do not relocate have the option to elect to participate in the voluntary plan discussed above, find a regional position within Duke Energy or remain with Duke Energy through a transition period, at which time a reduced severance benefit would be paid under Duke Energy’s ongoing severance plan. Management cannot currently estimate the costs, if any, of severance benefits which will be paid to its employees due to this office consolidation.

Additionally, Duke Energy believes that it is possible that the voluntary severance plan may trigger settlement accounting or curtailment accounting with respect to its pension and other post-retirement benefit plans. At this time, management is unable to determine the likelihood that settlement or curtailment accounting will be triggered.

Other Matters

General. Duke Energy Indiana’s fixed charges coverage ratio, as calculated using Securities and Exchange Commission (SEC) guidelines, was 2.9 times for 2009, 3.8 times for 2008 and 3.9 times for 2007.

Global Climate Change. Although there is still much to learn about the causes and long-term effects of climate change, many, including Duke Energy Indiana, advocate taking steps now to begin reducing greenhouse gas (GHG) emissions with the long-term aim of stabilizing the atmospheric concentration of GHGs at a level that avoids any potentially worst-case effects of climate change.

The U.S. EPA publishes an inventory of man-made U.S. GHG emissions annually. Carbon dioxide (CO2), a by-product of fossil fuel combustion, currently accounts for about 85% of total U.S. GHG emissions. Duke Energy Indiana’s GHG emissions consist primarily of CO2 and most come from its fleet of coal fired power plants. In 2009, Duke Energy Indiana’s power plants emitted approximately 27.5 million tons of CO2. Duke Energy Indiana’s future CO2 emissions will be influenced by variables including new regulations, economic conditions that affect electricity demand, and Duke Energy Indiana’s decisions regarding generation technologies deployed to meet customer electricity needs.

Congress has not yet passed legislation mandating control or reduction of GHGs. On June 26, 2009, the U.S. House of Representatives passed H.R. 2454—the American Clean Energy and Security Act of 2009 (ACES). This legislation includes a GHG cap-and-trade program that covers approximately 85% of the GHG emissions in the U.S. economy, including emissions from the electric utility sector. The legislation also includes a combined efficiency and renewable electricity standard that applies to the electric utility sector. The standard establishes minimum requirements for the amount of renewable energy electric utilities must provide to end-use customers on an annual basis. It allows companies to comply by providing renewable energy, buying renewable energy credits from other companies or the government, or by reducing customer electricity demand through the deployment of energy efficiency programs.

On November 5, 2009, the U.S. Senate Environment and Public Works Committee passed and sent to the Senate floor S. 1733—the Clean Energy Jobs and American Power Act of 2009 (S. 1733). The legislation included an economy-wide cap-and-trade program similar to the one contained in ACES. The Senate Energy and Natural Resources Committee had previously passed legislation containing new requirements for energy efficiency and for a renewable electricity standard. No further Senate action has been taken on either bill since passage out of their respective committees.

The debates that took place in the U.S. Senate in 2008 and 2009 make it clear that there are wide-ranging views among Senators regarding what constitutes acceptable climate change legislation. These divergent views, the state of the economy, the current structure of the Senate necessitating 60 votes to move legislation and the political pressures as the 2010 mid-term election approaches, make passage of federal climate change legislation in the Senate in 2010 highly uncertain. If the Senate were to pass some type of climate change legislation in 2010 there would need to be reconciled with ACES. This adds another layer of uncertainty to the prospects for enactment of climate change legislation in 2010.

On December 7, 2009, the EPA finalized an Endangerment Finding for greenhouse gases under the Clean Air Act (CAA). The Endangerment Finding does not impose any regulatory requirements on industry, but is a necessary prerequisite for the EPA to be able to finalize its proposed GHG emission standard for new motor vehicles. It is expected that the EPA will finalize its New Motor Vehicle Rule by the end of March 2010. Implementation of the New Motor Vehicle Rule may trigger permitting requirements and potentially GHG emission control requirements for new and existing “major” stationary sources of GHG emissions which would include all of Duke Energy’s fossil fuel facilities. The EPA has stated that stationary sources will not be affected until 2011.

The EPA has also proposed the Tailoring Rule, which could be finalized by the end of March 2010. This rule is intended to provide relief from the EPA’s GHG regulations for certain types of stationary sources, but not electric generating facilities. There is, at present, considerable uncertainty over the timing and the specific requirements that would apply to any stationary source that might potentially be subject to GHG permitting and emission reduction requirements as a result of the EPA’s rules. Although Duke Energy does not anticipate taking actions that would trigger the GHG permitting requirements or GHG emission reduction requirements at any of its existing generating facilities, if it were to do so, the current uncertainty surrounding the implementation of the rules and the requirements that might apply prevent management from being able to determine at this time whether the EPA rules will have a material impact on Duke Energy’s future results of operations. Numerous groups have already filed petitions with the D.C. Circuit Court of Appeals for review of the EPA’s Endangerment Finding. It is likely that the EPA’s upcoming New Motor Vehicle and Tailoring rules will also be challenged in court

PART II

once they are finalized. The current and expected legal challenges create additional uncertainty with respect to the EPA rules and what regulatory requirements, if any, will result from the rules.

Duke Energy Indiana supports the enactment of workable federal GHG legislation. Duke Energy Indiana prefers federal legislation over any EPA regulation of GHG emissions under the current CAA and believes that any legislation must include provisions that block the EPA from doing so and provide that the legislative program is the sole remedy for a source’s GHG emissions. To permit the economy to adjust rationally to the policy, legislation should establish a long-term program that first slows the growth of emissions, stops them and then transitions to a gradually declining emissions cap as new lower-and zero-emitting technologies are developed and become available for wide-scale deployment at a reasonable cost. Federal legislation should also include effective cost-containment measures to protect the U.S. economy from harmful consequences if compliance costs are excessive.

Duke Energy Indiana is unable to determine the potential cost of complying with unspecified and unknowable future GHG legislation or any indirect costs that might result, however, such costs could be significant. Duke Energy Indiana’s cost of complying with any legislatively-mandated federal GHG emissions regulations will depend upon the design details of the program, and upon the future levels of Duke Energy Indiana’s GHG emissions that might be regulated under the program. If potential future federal GHG legislation mandates a cap-and-trade approach, for example, the design elements of such a program that will have the greatest influence on Duke Energy Indiana’s compliance costs include (i) the level of the emissions cap over time, (ii) the GHG emission sources covered under the cap, (iii) the number of allowances that Duke Energy Indiana might be allocated at no cost on a year-to-year basis, (iv) the type and effectiveness of any cost containment measures that may be included in the program, (v) the role of emission offsets in the program, (vi) the availability and cost of technologies that will be available for Duke Energy Indiana to deploy to lower its emissions over time, and (vii) the price of allowances and emission offsets. Although Duke Energy Indiana believes it is likely that Congress will adopt mandatory GHG emission reduction legislation at some point, the timing and design details of any such legislation are highly uncertain at this time.

Assuming that a federal GHG cap-and-trade program is eventually enacted, Duke Energy Indiana’s compliance obligation under such a program would generally be determined by the difference between the level of its covered emissions in a given year and the number of no-cost allowances it might receive for that year. This difference would represent the emission reductions that Duke Energy Indiana would need to achieve to comply, the number of allowances and/or offsets Duke Energy Indiana would need to purchase to comply, or a combination of the two. The cost of achieving the emission reductions and/or the cost of purchasing the needed allowances and/or emission offsets would represent Duke Energy Indiana’s compliance costs. This is why the more no-cost allowances Duke Energy Indiana receives the lower its compliance obligation will be, and the lower its compliance cost will be. This is also why actions Duke Energy Indiana is taking today to reduce its GHG emissions over time will lower its exposure to any future GHG regulation. Under any future scenario involving mandatory GHG limitations, Duke Energy Indiana would plan to seek to recover its compliance costs through appropriate regulatory mechanisms in the jurisdictions in which it operates.

At the state level, the Midwestern Governors Association launched an initiative several years ago called the Midwestern Greenhouse Gas Reduction Accord (Accord). One of the objectives of the initiative was to produce a Model Rule for implementing a GHG cap-and-trade system on a regional level for consideration by individual states. In October 2009, the Accord produced a draft Model Rule, and plans to finalize the document in early 2010. Once finalized, the Model Rule will be available to states for their consideration and possible adoption and implementation. The state of Indiana, where Duke Energy has electric generation operations, has been an observer to the Accord process and has shown no interest in adopting the Model Rule. Based on the current position of Indiana in this regard, Duke Energy Indiana does not anticipate any cost impacts from the initiative.

Although a near-term compliance strategy under a GHG cap-and-trade program might be focused primarily on the purchase of allowances and/or offsets due to the lack of available emission reduction technologies and/or the time it would take to deploy technologies once they become available, it is likely that over time there would be more focus placed on deploying technology to achieve large-scale reductions in emissions. This strategy could involve replacing some existing coal-fired generation with new lower-and zero-emitting generation technologies, and/or installing new carbon capture and sequestration technology when the technologies become ready for deployment. Although there is uncertainty about what new technologies might be developed, when they might be deployed, and what their costs will be, Duke Energy Indiana currently is focused on IGCC with CO2 capture and sequestration, as a promising technology for generating electricity with lower or no CO2 emissions. Duke Energy Indiana is also making a significant commitment to increased customer energy efficiency. Duke Energy Indiana’s actions are designed to build a sustainable business that allows our customers and our shareholders to prosper in what is expected to be a carbon-constrained environment.

Duke Energy Indiana recognizes that certain groups associate frequent and severe extreme weather events with climate change and the associated damage to the electric distribution system and the possibility that these weather events could have a material impact on future results of operations should these events occur. However, the uncertain nature of potential changes in extreme weather events (such as increased frequency, duration, and severity), the long period of time over which any changes might take place, and the inability to predict these accurately, make estimating any potential future financial risk to Duke Energy Indiana’s operations that may be caused by the physical risks of climate change impossible. Currently, Duke Energy Indiana plans and prepares for extreme weather events that it experiences from time to time, such as ice storms, tornados, severe thunderstorms, high winds and droughts. Duke Energy Indiana’s past experiences preparing for and responding to the impacts of these types of weather-related events would reasonably be expected to help management plan and prepare for potential future climate change-related severe weather events to reduce, but not eliminate, the operational, economic and financial impacts of such events. Duke Energy Indiana also routinely takes steps to reduce the potential impact of severe weather events on its electric distribution systems. Duke Energy Indiana does not currently operate in coastal areas and therefore is not exposed to the effects of potential sea level rise. Duke Energy Indiana’s electric generating facilities are designed to withstand extreme weather events without damage. Duke Energy Indiana maintains an inventory of coal and oil on site to mitigate the effects of any potential short-term disruption in its fuel supply so it can continue to provide its customers with an uninterrupted supply of electricity.

With regard to advanced clean-coal, Duke Energy Indiana is in the process of constructing an IGCC power plant in Indiana. One of the key features of the IGCC technology is that it has the potential to support the capture of its CO2 emissions, with subsequent underground storage of the captured CO2. Although the IGCC plant, scheduled to begin operations in 2012, is not currently being equipped with the technology to capture CO2, space was included in the design of the plant for this technology to be added later. Duke Energy Indiana is working to complete in early 2011 the front-end engineering and design of a CO2 -capture facility. The deployment of CO2 capture and storage technology would help Duke Energy Indiana comply with any future GHG emission reduction requirements.

In addition to relying on new technologies to reduce its CO2 emissions, Duke Energy Indiana has filed for regulatory approval in the State of Indiana for its energy efficiency programs, which will help meet customer electricity needs by increasing energy efficiency, thereby reducing demand instead of relying almost exclusively on new power plants to generate electricity. Duke Energy Indiana has received regulatory approval from Indiana for its program.

Each of these activities has the potential to reduce Duke Energy Indiana’s future CO2 emissions which will reduce Duke Energy Indiana’s exposure to future GHG regulation.

For additional information on other issues related to Duke Energy Indiana, see Note 3 to the Consolidated Financial Statements, “Regulatory Matters” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies.”

PART II

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Risk Management Policies

Duke Energy Indiana is exposed to market risks associated with commodity prices, credit exposure, interest rates and equity prices. Management has established comprehensive risk management policies to monitor and manage these market risks. The Chief Risk Officer of Duke Energy Indiana’s parent entity, Duke Energy Corporation, is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits.

Commodity Price Risk

Duke Energy Indiana has limited exposure to market price changes of fuel and emission allowance costs incurred for its retail customers due to the use of cost tracking and recovery mechanisms in the state of Indiana. Duke Energy Indiana does have exposure to the impact of market fluctuations in the prices of electricity, fuel and emission allowances associated with its generation output not utilized to serve native load or committed load (i.e., bi-lateral and wholesale power sales). Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities, such as gas or coal. Duke Energy Indiana employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, such as forwards, swaps and options. See Note 8 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities,” for additional information.

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

Generation Portfolio Risks for 2010. Duke Energy Indiana is primarily exposed to the impact of market fluctuations in the prices of electricity, fuel and emission allowances associated with its generation output not utilized to serve native load or committed load (bi-lateral and wholesale power sales), although the impact on the Consolidated Statements of Operations reported earnings is partially offset by mechanisms in the regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. Duke Energy Indiana closely monitors the risks associated with these commodity price changes on its future generation operations and, where appropriate, uses various commodity instruments such as forward, swap and option contracts to mitigate the effect of such fluctuations on operations. The portfolio includes generation assets (power and capacity), fuel, and emission allowances. Modeled forecasts of future generation output, fuel requirements, and emission allowance requirements are based on forward power, fuel and emission allowance markets. The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio, where such market transparency exists. Based on a sensitivity analysis performed as of December 31, 2009, Duke Energy Indiana’s forecasted exposure to commodity price risk is not anticipated to have any material adverse effect on its consolidated results of operations in 2010. The sensitivity analysis performed as of December 31, 2008 related to forecasted exposure to commodity price risk during 2009 also indicated that commodity price risk would not have any material adverse effect on Duke Energy Indiana’s consolidated results of operations during 2009 and the impacts of changing commodity prices in its consolidated results of operations for 2009 was insignificant.

The commodity price sensitivity calculation above considers existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

Credit Risk

Credit risk represents the loss that Duke Energy Indiana would incur if a counterparty fails to perform under its contractual obligations.

Retail. Credit risk associated with Duke Energy Indiana’s service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. Duke Energy Indiana mitigates this credit risk by requiring customers to provide a cash deposit or letter of credit until a satisfactory payment history is established, at which time the deposit is typically refunded. Charge-offs for the retail customers have historically been insignificant to the operations of Duke Energy Indiana and are typically recovered through the retail rates. However, in light of current overall economic conditions, management continues to monitor customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves. Duke Energy Indiana sells certain of its accounts receivable and related collections through Cinergy Receivables Company, LLC (Cinergy Receivables), a bankruptcy remote, special purpose entity. While no direct recourse to Duke Energy Indiana exists, it risks loss in the event collections are not sufficient to allow for full recovery of its retained interests. See Note 12 to the Consolidated Financial Statements, “Sales of Accounts Receivable.”

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

Interest Rate Risk

Duke Energy Indiana is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt. Duke Energy Indiana manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Indiana also enters into financial derivative instruments,

PART II

including but not limited to, interest rate swaps and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 8 and 14 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities,” and “Debt and Credit Facilities,” respectively.

Based on a sensitivity analysis as of December 31, 2009, it was estimated that if market interest rates average 1% higher (lower) in 2010 than in 2009, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $6 million. Comparatively, based on a sensitivity analysis as of December 31, 2008, had interest rates averaged 1% higher (lower) in 2009 than in 2008, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $6 million. These sensitivities were estimated by considering the impact of the hypothetical interest rates on variable-rate instruments outstanding, including money pool balances, adjusted for cash and cash equivalents outstanding as of December 31, 2009 and 2008. There were no open interest rate hedge positions as of December 31, 2009. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy Indiana’s financial structure.

PART II

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Duke Energy Indiana, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Indiana, Inc. and subsidiary at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 12, 2010

PART II

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2009	2008	2007
Operating Revenues-Regulated Electric	$2,353	$2,483	$2,223

Operating Expenses
Fuel used in electric generation and purchased power	877	1,006	816
Operation, maintenance and other	573	592	585
Depreciation and amortization	403	353	305
Property and other taxes	73	74	66

Total operating expenses	1,926	2,025	1,772

(Losses) Gains on Sales of Other Assets and Other, net	(4)	3	(1)

Operating Income	423	461	450
Other Income and Expenses, net	38	70	45
Interest Expense	144	123	109

Income Before Income Taxes	317	408	386
Income Tax Expense	116	150	154

Net Income	$201	$258	$232

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$20	$144
Receivables (net of allowance for doubtful accounts of $1 at December 31, 2009 and 2008)	245	364
Inventory	312	216
Other	31	125

Total current assets	608	849

Investments and Other Assets
Intangibles, net	98	76
Other	134	108

Total investments and other assets	232	184

Property, Plant and Equipment
Cost	10,055	8,976
Less accumulated depreciation and amortization	3,129	2,903

Net property, plant and equipment	6,926	6,073

Regulatory Assets and Deferred Debits
Deferred debt expense	44	42
Regulatory assets related to income taxes	4	66
Other	596	604

Total regulatory assets and deferred debits	644	712

Total Assets	$8,410	$7,818

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

(In millions, except share and per-share amounts)

	December 31,
	2009	2008
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$354	$303
Taxes accrued	47	49
Interest accrued	40	42
Current maturities of long-term debt	4	227
Other	123	114

Total current liabilities	568	735

Long-term Debt	3,086	2,641

Deferred Credits and Other Liabilities
Deferred income taxes	679	809
Investment tax credits	120	16
Accrued pension and other post-retirement benefit costs	314	410
Asset retirement obligations	42	24
Other	667	589

Total deferred credits and other liabilities	1,822	1,848

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at December 31, 2009 and 2008	1	1
Additional paid-in capital	1,008	868
Retained earnings	1,915	1,714
Accumulated other comprehensive income	10	11

Total common stockholder’s equity	2,934	2,594

Total Liabilities and Common Stockholder’s Equity	$8,410	$7,818

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$201	$258	$232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	407	358	310
Losses (gains) on sales of other assets and other	4	(3)	1
Deferred income taxes and investment tax credit amortization	109	(15)	101
Contributions to qualified pension plans	(140)	—	(106)
Accrued pension and other post-retirement benefit costs	23	32	42
(Increase) decrease in
Receivables	31	(22)	(89)
Inventory	(96)	(78)	—
Other current assets	50	(65)	26
Increase (decrease) in
Accounts payable	(19)	(22)	19
Taxes accrued	(1)	(9)	(78)
Other current liabilities	(25)	21	(16)
Other assets	(8)	(20)	59
Other liabilities	(24)	(9)	(60)

Net cash provided by operating activities	512	426	441

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,029)	(774)	(603)
Purchases of available-for-sale securities	(73)	(20)	(29)
Proceeds from sales and maturities of available-for-sale securities	84	14	26
Proceeds from the sales of other assets	—	4	114
Purchases of emission allowances	(68)	(46)	(68)
Sales of emission allowances	7	27	22
Notes due from affiliate, net	90	(121)	120
Change in restricted cash	9	8	120
Other	(12)	(3)	—

Net cash used in investing activities	(992)	(911)	(298)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	949	623	7
Redemption of long-term debt	(728)	(49)	(270)
Notes payable to affiliate, net	—	49	101
Capital contribution from parent	140	—	24
Other	(5)	(6)	—

Net cash provided by (used in) financing activities	356	617	(138)

Net (decrease) increase in cash and cash equivalents	(124)	132	5
Cash and cash equivalents at beginning of period	144	12	7

Cash and cash equivalents at end of period	$20	$144	$12

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$141	$110	$93
Cash paid for income taxes	$—	$136	$75
Significant non-cash transactions:
Accrued capital expenditures	$150	$80	$118
Reclassification of money pool borrowings to long-term debt	$—	$150	$—

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2006	$1	$844	$1,226	$15	$6	$2,092

Net income	—	—	232	—	—	232
Other comprehensive loss
Cash flow hedges(a)	—	—	—	(3)	—	(3)

Total comprehensive income						229
Capital contribution from parent	—	24	—	—	—	24
Adoption of pension and OPEB funded status accounting standard(b)	—	—	(2)	—	—	(2)

Balance at December 31, 2007	$1	$868	$1,456	$12	$6	$2,343

Net income	—	—	258	—	—	258
Other comprehensive loss
Cash flow hedges(a)	—	—	—	(1)	—	(1)
Reclassification of unrealized gains on available-for-sale securities to regulatory asset(c)	—	—	—	—	(6)	(6)

Total comprehensive income						251

Balance at December 31, 2008	$1	$868	$1,714	$11	$—	$2,594

Net income	—	—	201	—	—	201
Other comprehensive loss
Cash flow hedges(a)	—	—	—	(1)	—	(1)

Total comprehensive income						200
Capital contribution from parent	—	140	—	—	—	140

Balance at December 31, 2009	$1	$1,008	$1,915	$10	$—	$2,934

(a)	Net of $1 tax benefit in 2009, $1 tax benefit in 2008 and $1 tax benefit in 2007.
(b)	Net of $2 tax benefit in 2007.
(c)	Net of $4 tax benefit in 2008.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation. Duke Energy Indiana, Inc. (Duke Energy Indiana), an Indiana corporation organized in 1942, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy acquired Cinergy in a merger transaction that closed on April 3, 2006. Duke Energy Indiana is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity.

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

Restricted Cash. At December 31, 2009 and 2008, Duke Energy Indiana had approximately $1 million and $2 million, respectively, of restricted cash related primarily to proceeds from debt issuances that are held in trust, primarily for the purpose of funding future environmental expenditures. Restricted cash balances are reflected within both Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.

Inventory. Inventory is comprised of amounts presented in the table below and is recorded primarily using the average cost method. Coal for use in electric generation inventory is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

Components of Inventory

	December 31,
	2009	2008
	(in millions)

Coal for use in electric generation	$234	$145
Materials and supplies	78	71

Total Inventory	$312	$216

Cost-Based Regulation. Duke Energy Indiana accounts for its regulated operations in accordance with applicable regulatory accounting guidance. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy Indiana records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Other within Deferred Credits and Other Liabilities. Duke Energy Indiana periodically evaluates the applicability of regulatory accounting treatment, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy Indiana may have to reduce its asset balances to reflect a market basis less than cost and write off the associated regulatory assets and liabilities. For further information see Note 3.

In order to apply the provisions of applicable regulatory accounting guidance and record regulatory assets and liabilities, certain criteria must be met. In determining whether the criteria are met for its operations, management makes significant judgments, including determining whether revenue rates for services provided to customers are subject to approval by an independent, third-party regulator, whether the regulated rates are designed to recover specific costs of providing the regulated service, and a determination of whether, in view of the demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the operations’ costs can be charged to and collected from customers. This final criterion requires consideration of anticipated changes in levels of demand or competition, direct and indirect, during the recovery period for any capitalized costs.

Investments in Debt and Equity Securities. Duke Energy Indiana classifies its investments as available-for-sale, which are reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses included in Accumulated Other Comprehensive Income (AOCI) or a regulatory asset or liability, unless it is determined that the carrying value of an investment is other-than-temporarily impaired. Other-than-temporary impairments related to equity securities and the credit loss portion of debt securities are included in earnings, unless deferred in accordance with regulatory accounting treatment. Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets with respect to certain short-term investments that have historically provided for a high degree of liquidity, such as investments in auction rate debt securities.

See Note 7 for further information on the investments in debt and equity securities.

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy Indiana capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction (see “Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized ,” discussed below). The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, is expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the composite straight-line method. The weighted-average depreciation rates were 4.2% for 2009, 3.8% for 2008 and 3.9% for 2007. Depreciation studies are conducted periodically to update the composite rates and are approved by the IURC.

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

See Note 13 for further information on the components and estimated useful lives of Duke Energy Indiana’s property, plant and equipment balance.

Allowance for Funds Used During Construction and Interest Capitalized. In accordance with applicable regulatory accounting guidance, Duke Energy Indiana records AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. Both the debt and equity components of AFUDC are non-cash amounts within the Consolidated Statements of Operations. AFUDC is capitalized as a component of the cost of Property, Plant and Equipment, with an offsetting credit to Other Income and Expenses, net on the Consolidated Statements of Operations for the equity component and as an offset to Interest Expense on the Consolidated Statements of Operations for the debt component. After construction is completed, Duke Energy is permitted to recover these costs through inclusion in the rate base and the corresponding depreciation expense.

AFUDC equity is recorded in the Consolidated Statements of Operations on an after-tax basis and is a permanent difference item for income tax purposes (i.e., a permanent difference between financial statement and income tax reporting), thus reducing Duke Energy Indiana’s income tax expense and effective tax rate during the construction phase in which AFUDC equity is being recorded. The effective tax rate is subsequently increased in future periods when the completed property, plant and equipment is placed in service and depreciation of the AFUDC equity commences. See Note 5 for information related to the impacts of AFUDC equity on Duke Energy Indiana’s effective tax rate.

Asset Retirement Obligations. Duke Energy Indiana recognizes asset retirement obligations for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional asset retirement obligations. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus the timing and (or) method of settlement may be conditional on a future event. When recording an asset retirement obligation, the present value of the projected liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. See Note 6 for further information regarding Duke Energy Indiana’s asset retirement obligations.

Long-Lived Asset Impairments. Duke Energy Indiana evaluates whether long-lived assets have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the carrying value of the asset over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as, among others, changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset are generally viewed by management as triggering events to re-assess the cash flows related to the long-lived assets.

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

Loss Contingencies and Environmental Liabilities. Duke Energy Indiana is involved in certain legal and environmental matters that arise in the normal course of business. Contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, Duke Energy Indiana records a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred. Environmental liabilities are recorded on an undiscounted basis when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable. Duke Energy expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Certain environmental expenses receive regulatory accounting treatment, under which the expenses are recorded as regulatory assets. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate.

See Note 15 for further information.

Pension and Other Post-Retirement Benefit Plans. Duke Energy Indiana participates in qualified, non-qualified and other post-retirement benefit plans. See Note 16 for information related to Duke Energy Indiana’s benefit plans, including certain accounting policies associated with these plans.

Severance and Special Termination Benefits. Duke Energy has an ongoing severance plan under which, in general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits. Duke Energy Indiana records a liability for involuntary severance once an involuntary severance plan is committed to by management, or sooner, if involuntary severances are

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

probable and the related severance benefits can be reasonably estimated. For involuntary severance benefits that are incremental to Duke Energy’s ongoing severance plan benefits, Duke Energy Indiana measures the obligation and records the expense at its fair value at the communication date if there are no future service requirements, or, if future service is required to receive the termination benefit, ratably over the service period. From time to time, Duke Energy Indiana offers special termination benefits under voluntary severance programs. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. Employee acceptance of voluntary severance benefits is determined by management based on the facts and circumstances of the special termination benefits being offered.

Revenue Recognition and Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Operating revenues include unbilled electric revenues earned when service has been delivered but not billed by the end of the accounting period. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour (kWh) for all customer classes to the number of estimated kWh delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix. Duke Energy Indiana sells, on a revolving basis, nearly all of its retail and wholesale accounts receivable and related collections to Cinergy Receivables Company LLC (Cinergy Receivables), a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets, and, accordingly, the transfers of receivables are accounted for as sales. Receivables for unbilled retail and wholesale revenues of approximately $112 million and $118 million at December 31, 2009 and 2008, respectively, were included in the sales of accounts receivable to Cinergy Receivables. See Note 12 for additional information regarding Cinergy Receivables.

Accounting for Risk Management, Hedging Activities and Financial Instruments. Duke Energy Indiana may use a number of different derivative and non-derivative instruments in connection with its commodity price and interest rate risk management activities, which may include swaps, futures, forwards and options. All derivative instruments not designated as hedges and not qualifying for the normal purchase/normal sale (NPNS) exception within the accounting guidance for derivatives, are recorded on the Consolidated Balance Sheets at their fair value. Since Duke Energy Indiana receives regulatory treatment for derivatives related to its native load, the mark-to-market gains and losses associated with those derivative contracts are reflected as regulatory liabilities and assets on the Consolidated Balance Sheets, respectively. Duke Energy Indiana may designate qualifying derivative instruments as either cash flow hedges or fair value hedges, while others either have not been designated as hedges or do not qualify as a hedge (hereinafter referred to as undesignated contracts).

See Note 8 for additional information and disclosures regarding risk management activities and derivative transactions and balances.

Accounting For Purchases and Sales of Emission Allowances. Emission allowances are issued by the Environmental Protection Agency (EPA) at zero cost and permit the holder of the allowance to emit certain gaseous by-products of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOX). Allowances may also be bought and sold via third party transactions or consumed as the emissions are generated. Allowances allocated to or acquired by Duke Energy Indiana are held primarily for consumption. Duke Energy Indiana records emission allowances as Intangibles, net on its Consolidated Balance Sheets at cost and recognizes the allowances in earnings as they are consumed or sold. For regulated businesses that provide for direct recovery of emission allowances, any gain or loss on sales of emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances and, therefore, as the recovery of the gain or loss is recognized in operating revenues, the regulatory asset or liability related to the emission allowance activity is recognized as a component of Fuel Used in Electric Generation and Purchased Power in the Consolidated Statements of Operations. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows.

Income Taxes. Duke Energy Indiana has a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Indiana would incur if Duke Energy Indiana were a separate company filing its own federal tax return as a C-Corporation. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits (ITC) are deferred and amortized as a reduction of income tax expense over the estimated useful lives of the related properties.

Duke Energy Indiana records unrecognized tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Duke Energy Indiana records the largest amount of the uncertain tax benefit that is greater than 50% likely of being realized upon settlement or effective settlement. Management considers a tax position effectively settled for the purpose of recognizing previously unrecognized tax benefits when the following conditions exist: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax positions, (ii) Duke Energy Indiana does not intend to appeal or litigate any aspect of the tax position included in the completed examination, and (iii) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. See Note 5 for further information.

Duke Energy Indiana records, as it relates to taxes, interest expense as Interest Expense and interest income and penalties in Other Income and Expenses, net, in the Consolidated Statements of Operations.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Indiana from its customers. These taxes, which are required to be paid regardless of Duke Energy Indiana’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Indiana acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Indiana’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $28 million, $30 million and $26 million for the years ended December 31, 2009, 2008 and 2007, respectively.

New Accounting Standards. The following new accounting standards were adopted by Duke Energy Indiana during the year ended December 31, 2009 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 105—Generally Accepted Accounting Principles (ASC 105). In June 2009, the FASB amended ASC 105 for the ASC, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

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

ASC 815 – Derivatives and Hedging (ASC 815). In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities required under ASC 815. The amendments to ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, volumetric data, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Indiana adopted these disclosure requirements as of January 1, 2009. The adoption of the amendments to ASC 815 did not have any impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position. See Note 8 for the disclosures required under ASC 815.

The following new accounting standards were adopted by Duke Energy Indiana during the year ended December 31, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

ASC 820 – Fair Value Measurements and Disclosures (ASC 820). Refer to Note 9 for required fair value disclosures.

ASC 825 – Financial Instruments (ASC 825). ASC 825 permits, but does not require, entities to elect to measure many financial instruments and certain other items at fair value. See Note 9.

The following new accounting standards were adopted by Duke Energy Indiana during the year ended December 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

ASC 715 – Compensation – Retirement Benefits (ASC 715). In October 2006, the FASB issued accounting rules that changed the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other post-retirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. These new accounting rules did not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy Indiana recognized the funded status of its defined benefit pension and other post-retirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of these new accounting rules did not have a material impact on Duke Energy Indiana’s consolidated results of operations or cash flows.

Under the new measurement date requirements, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy Indiana measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy Indiana adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of the new accounting rules. See Note 16.

ASC 740 – Income Taxes (ASC 740). In July 2006, the FASB provided new guidance on accounting for income tax positions about which Duke Energy Indiana has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy Indiana’s financial statements. This guidance prescribed the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Indiana adopted this new accounting guidance effective January 1, 2007. See Note 5 for additional information.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Indiana, as of December 31, 2009:

ASC 860 – Transfers and Servicing (ASC 860). In June 2009, the FASB issued revised accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities, to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. This revised accounting guidance eliminates the concept of a qualifying special-purpose entity (QSPE) and requires those entities which were not subject to consolidation under previous accounting rules to now be assessed for consolidation. In addition, this accounting guidance clarifies and amends the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy Indiana, this revised accounting guidance is effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement is prohibited. Since 2002, Duke Energy Indiana has sold, on a revolving basis, nearly all of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment, and accordingly, Duke Energy Indiana has not consolidated Cinergy Receivables, and the transfers have been accounted for as sales. The adoption of this revised accounting guidance is not expected to have a significant impact on the accounting treatment and/or financial statement presentation of Duke Energy Indiana’s accounts receivable securitization programs. See Note 12 for additional information.

ASC 810 – Consolidations (ASC 810). In June 2009, the FASB amended existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarified, but did not significantly change, the criteria for determining whether an entity meets the definition of a variable interest entity (VIE). This revised accounting guidance also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, this revised accounting guidance modifies existing accounting guidance to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, this accounting guidance requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy Indiana, this accounting guidance is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy Indiana is involved with, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that exist as of the effective date. Early adoption of this revised accounting guidance is prohibited. Duke Energy Indiana is currently evaluating the potential impact of the adoption of this revised accounting guidance on its interests in VIEs and is unable to estimate at this time the impact of adoption on its consolidated results of operations, cash flows or financial position.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

2. Business Segments

Duke Energy Indiana has one reportable business segment, Franchised Electric, which generates, transmits, distributes and sells electricity and conducts operations through Duke Energy Indiana, which consists of the regulated electric utility business in Indiana. There is no aggregation within the Franchised Electric business segment. Duke Energy Indiana’s chief operating decision maker regularly reviews financial information about the business unit in deciding how to allocate resources and evaluate performance.

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

Cash, cash equivalents, and short-term investments are managed centrally by Cinergy and Duke Energy, so the associated interest and dividend income on those balances are excluded from the segment’s EBIT.

Business Segment Data

	Unaffiliated Revenues	Segment EBIT/ Consolidated Income before Income Taxes	Depreciation and Amortization	Capital Expenditures	Segment Assets
	(in millions)

Year Ended December 31, 2009
Franchised Electric	$2,353	$494	$403	$1,029	$8,410

Total reportable segment	2,353	494	403	1,029	8,410
Other	—	(46)	—	—	—
Interest expense	—	(144)	—	—	—
Interest income and other	—	13	—	—	—

Total consolidated	$2,353	$317	$403	$1,029	$8,410

Year Ended December 31, 2008
Franchised Electric	$2,483	$558	$353	$774	$7,818

Total reportable segment	2,483	558	353	774	7,818
Other	—	(49)	—	—	—
Interest expense	—	(123)	—	—	—
Interest income and other	—	22	—	—	—

Total consolidated	$2,483	$408	$353	$774	$7,818

Year Ended December 31, 2007
Franchised Electric	$2,223	$524	$305	$603	$6,832

Total reportable segment	2,223	524	305	603	6,832
Other	—	(54)	—	—	—
Interest expense	—	(109)	—	—	—
Interest income and other	—	25	—	—	—

Total consolidated	$2,223	$386	$305	$603	$6,832

All of Duke Energy Indiana’s revenues are generated domestically and its long-lived assets are in the U.S.

3. Regulatory Matters

Regulatory Assets and Liabilities. The substantial majority of Franchised Electric’s operations apply regulatory accounting treatment, and accordingly, record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. For further information see Note 1.

Duke Energy Indiana’s Regulatory Assets and Liabilities:

	As of December 31,		Recovery/Refund Period Ends
	2009	2008
	(in millions)

Regulatory Assets(a)
Gasification services agreement buyout costs(b)(c)	$145	$175	2018
Accrued pension and post-retirement(b)	332	308		(n)
Post-in-service carrying costs and deferred operating expense(b)(f)	86	93		(d)
Net regulatory asset related to income taxes	4	66		(d)

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

	As of December 31,		Recovery/Refund Period Ends
	2009	2008
	(in millions)

Deferred Midwest ISO costs(g)	13	15		(h)
Deferred debt expense(i)	24	22		(d)
Deferred rider revenue(g)	8	21		(j)
Vacation accrual(k)	13	14	2010
Under-recovery of fuel costs(g)	—	10		(l)
Forward contracts to purchase emission allowances(m)	2	33	2011
Other(b)	39	23		(n)

Total Regulatory Assets	$666	$780

Regulatory Liabilities(a)
Removal costs(o)	$530	$492		(p)
Accrued pension and post-retirement(o)	64	—		(n)
Commodity contract termination settlement(o)	30	—	2014
Deferred emission allowance revenue(e)	3	15		(n)
Over-recovery of fuel costs(e)	38	10	2010
Other(o)	11	13		(n)

Total Regulatory Liabilities	$676	$530

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Included in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(c)	Duke Energy Indiana reached an agreement with Dynegy, Inc. to purchase the remainder of its 25-year contract for coal gasification services. In accordance with an order from the IURC, Duke Energy Indiana began recovering this asset over an 18-year period that commenced upon the termination of the gas services agreement in 2000.
(d)	Recovery/refund is over the life of the associated asset or liability.
(e)	Included in Accounts Payable on the Consolidated Balance Sheets.
(f)	Approximately $68 million and $60 million of the December 31, 2009 and 2008 balances, respectively, are included in rate base.
(g)	Included in Receivables on the Consolidated Balance Sheets.
(h)	Midwest Independent Transmission System Operator, Inc. (Midwest ISO) cost recovery mechanism.
(i)	Included in Deferred Debt Expense on the Consolidated Balance Sheets.
(j)	Recovered via Clean Coal Tracker.
(k)	Included in Other Current Assets on the Consolidated Balance Sheets.
(l)	Fuel cost recovery mechanism.
(m)	Included in Other Current Assets and Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheet.
(n)	Recovery/refund period is currently unknown.
(o)	Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(p)	Liability is extinguished over the lives of the associated assets.

Restrictions on the ability of Duke Energy Indiana to Make Dividends, Advances and Loans to Duke Energy Corporation. As a condition of the merger approval, the IURC imposed conditions (the Merger Conditions) on the ability of Duke Energy Indiana to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Pursuant to the Merger Conditions, Duke Energy Indiana shall limit cumulative distributions paid subsequent to the Duke Energy-Cinergy merger to (i) the amount of retained earnings on the day prior to the closing of the merger plus (ii) any future earnings recorded by Duke Energy Indiana subsequent to the merger. In addition, Duke Energy Indiana will not declare and pay dividends out of capital or unearned surplus without prior authorization of the IURC.

At December 31, 2009, Duke Energy Indiana had restricted net assets of approximately $1.0 billion that may not be transferred to Duke Energy without appropriate approval based on the aforementioned Merger Conditions.

Franchised Electric

Rate Related Information. The IURC approves rates for retail electric sales within Indiana. The Federal Energy Regulatory Committee (FERC) approves rates for electric sales to wholesale customers served under cost-based rates.

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

Energy Efficiency. In October 2007, Duke Energy Indiana filed its petition with the IURC requesting approval of an alternative regulatory plan to increase its energy efficiency efforts in the state. Duke Energy Indiana sought approval of a plan that would be available to all customer groups and would compensate Duke Energy Indiana for verified reductions in energy usage. Under the plan, customers would

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

pay for energy efficiency programs through an energy efficiency rider that would be included in their power bill and adjusted annually through a proceeding before the IURC. The energy efficiency rider proposal was based on the save-a-watt compensation model of avoided cost of generation. A number of parties intervened in the proceeding. Duke Energy Indiana reached a settlement with all intervenors except one, the Citizens Action Coalition of Indiana, Inc. (CAC), and filed such settlement agreement with the IURC. An evidentiary hearing with the IURC was held on February 27, 2009 and March 2, 2009. On December 9, 2009, the IURC issued an order concerning energy efficiency efforts within the state of Indiana wherein it required utilities, including Duke Energy Indiana, to promote a certain core set of energy efficiency programs through the use of a third party administrator that contracts directly with the utilities. The order also required energy usage reduction targets for the utilities, starting with 0.3% of sales in 2010 and increasing to 2% of sales in 2019. On February 10, 2010, the IURC issued an order approving the settlement with the OUCC with some modifications. The IURC approved Duke Energy Indiana’s proposed programs and allowed for the save-a-watt model incentives for Core Plus programs. The IURC also rejected a settlement agreement that allowed large industrial and commercial customers to opt out of utility sponsored energy efficiency, finding that initially energy efficiency programs should be available to all customer classes. Petitions for Rehearing and Reconsideration of the IURC order approving Duke Energy Indiana’s energy efficiency program were submitted by the Industrial Group, Kroger Company and Steel Dynamics, Inc. requesting the IURC to reopen the record for further evidence and reconsider its decision to not allow opt-out of energy efficiency programs by industrial and commercial customers. The IURC must rule on the petitions by April 24, 2010.

Storm Cost Deferrals. On July 22, 2009, Duke Energy Indiana filed a request with the IURC to defer storm costs associated with a January 27, 2009 ice storm, which caused approximately $14 million of damage primarily to its distribution system. Duke Energy Indiana has requested to defer the retail jurisdictional portion of the incremental storm costs, which would otherwise be charged as operating expense, until Duke Energy Indiana’s next general rate proceeding. The costs at issue have been charged to operating expense pending an IURC order in this proceeding. Duke Energy Indiana filed its case-in-chief testimony on August 27, 2009 and an evidentiary hearing was held on November 12, 2009. An order is expected by the second quarter of 2010.

Capital Expansion Projects

Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a Certificate of Public Convenience and Necessity (CPCN) for the construction of a 630 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The facility was initially estimated to cost approximately $2 billion (including approximately $120 million of AFUDC). In August 2007, Vectren formally withdrew its participation in the IGCC plant and a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The CAC, Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the air permit.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including approximately $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s CPCN Order. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. Duke Energy Indiana was required to file its plans for studying carbon storage related to the project within 60 days of the order. On November 3, 2008 and May 1, 2009, Duke Energy Indiana filed its second and third semi-annual IGCC riders, respectively, both of which were approved by the IURC in full.

On November 24, 2009, Duke Energy Indiana filed a petition for its fourth semi-annual IGCC rider and ongoing review proceeding with the IURC. Duke Energy has experienced design modifications and scope growth above what was anticipated from the preliminary engineering design, adding capital costs to the IGCC project. Duke Energy Indiana forecasted that the additional capital cost items would use the remaining contingency and escalation amounts in the current $2.35 billion cost estimate and add approximately $150 million, or about 6.4% to the total IGCC Project cost estimate, excluding the impact associated with the need to add more contingency. Duke Energy Indiana did not request approval of an increased cost estimate in the fourth semi-annual update proceeding; rather, Duke Energy Indiana requested, and the IURC approved, a subdocket proceeding in which Duke Energy will present additional evidence regarding an updated estimated cost for the IGCC project and in which a more comprehensive review of the IGCC project could occur. The evidentiary hearing for the fourth semi-annual update proceeding is scheduled for April 6, 2010. In the cost estimate subdocket proceeding, Duke Energy Indiana will be filing a new cost estimate for the IGCC project on April 7, 2010, with its case-in-chief testimony, and a hearing is scheduled to begin August 10, 2010. Duke Energy Indiana continues to work with its vendors to update and refine the forecasted increased cost to complete the Edwardsport IGCC project, and currently anticipates that the total cost increase it submits in the cost estimate subdocket proceeding will be significantly higher than the $150 million previously identified.

Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery for the carbon dioxide (CO2) from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The OUCC filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only approximately $33 million in expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke Energy Indiana. Intervenor CAC recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009, wherein it amended its request to seek deferral of approximately $42 million to cover the carbon storage site assessment and characterization activities scheduled to occur through approximately the end of 2010, with further required study expenditures subject to future IURC proceedings. An evidentiary hearing was held on November 9, 2009, and an order is expected in the first half of 2010.

Under the Edwardsport IGCC CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order. In December 2008, Duke Energy Indiana entered into a $200 million engineering, procurement and construction management agreement with Bechtel Power Corporation and construction is underway.

Federal Advanced Clean Coal Tax Credits. Duke Energy Indiana has been awarded approximately $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy Indiana was not a party to the case, the allegations center on the tax incentives provided for Duke Energy Indiana’s Edwardsport IGCC project. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the U.S. Department of Energy (DOE) and the U.S. Department of the Treasury. In November 2008, the District Court dismissed the case. On September 23, 2009, the District Court issued an order granting plaintiffs’ motion to amend their complaint and denying, as moot, the motion for reconsideration. Plaintiffs have filed their second amended complaint. The Federal government has moved to dismiss the second amended complaint; the motion is pending.

Other Matters

SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition and case-in-chief testimony supporting its request to build an intelligent distribution grid in Indiana. The proposal requests approval of distribution formula rates or, in the alternative, a SmartGrid Rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses and lost revenues. The petition also includes a pilot program for the installation of small solar photovoltaic and wind generation on customer sites, for approximately $10 million over a three-year period. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. The intervenors filed testimony generally supporting SmartGrid, but claimed that Duke Energy Indiana’s plan was too fast and too large, with not enough customer benefits in terms of time differentiated rate options and behind-the-meter energy management systems. The intervenors also opposed the distribution formula rate and the rider request claiming that costs should be recovered in a base rate case, or possibly deferred. Duke Energy Indiana filed rebuttal testimony agreeing to slow its deployment, and agreeing to work with the parties collaboratively to design time differentiated rate and energy management system pilots. On June 4, 2009, Duke Energy Indiana filed with the IURC a settlement agreement with the OUCC, the CAC, Nucor Corporation, and the Duke Energy Indiana Industrial Group which provided for a full deployment of Duke Energy Indiana’s SmartGrid initiative at a slower pace, including cost recovery through a tracking mechanism. The settlement also included increased reporting and monitoring requirements, approval of Duke Energy Indiana’s renewable distributed generation pilot and the creation of a collaborative design to initiate several time differentiated pricing pilots, an electric vehicle pilot and a home area network pilot. Additionally, the settlement agreement provided for tracker recovery of the costs associated with the SmartGrid initiative, subject to cost recovery caps and a termination date for the tracker. The tracker will also include a reduction in costs associated with the adoption of a new depreciation study. An evidentiary hearing was held on June 29, 2009. On November 4, 2009, the IURC issued an order that rejected the settlement agreement as incomplete and not in the public interest. The IURC cited the lack of defined benefits of the programs and encouraged the parties to continue the collaborative process outlined in the settlement or to consider smaller scale pilots or phased-in options. The IURC required the parties to present a procedural schedule within 10 days to address the underlying relief requested in the cause, and to supplement the record to address issues regarding the American Recovery and Reinvestment Act funding recently awarded by the DOE. Duke Energy Indiana is considering its next steps, including a review of the implications of this Order on the American Recovery and Reinvestment Act SmartGrid Investment Grant award from the DOE. A technical conference was held at the IURC on December 1, 2009, wherein a procedural schedule was established for the IURC’s continuing review of Duke Energy Indiana’s SmartGrid proposal. Duke Energy Indiana is currently scheduled to file supplemental testimony in support of a revised SmartGrid proposal by April 1, 2010, with an evidentiary hearing scheduled for May 5, 2010.

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

4. Joint Ownership of Generating and Transmission Facilities

Duke Energy Indiana is a joint-owner of Gibson Station Unit No. 5 with Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA), as well as a joint-owner with WVPA and IMPA of certain Indiana transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems, which are operated and maintained by Duke Energy Indiana.

Duke Energy Indiana’s share of jointly-owned plant or facilities included on the December 31, 2009 Consolidated Balance Sheet were as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)

Production:
Gibson Station (Unit 5)	50.1%	$327	$161	$—
Transmission and local facilities	Various	3,148	1,335	—

Duke Energy Indiana’s share of revenues and operating costs of the above jointly owned generating facilities are included within the corresponding line on the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing.

5. Income Taxes

The taxable income of Duke Energy Indiana is reflected in Duke Energy’s U.S. federal and state income tax returns. Duke Energy Indiana has entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Indiana would incur if Duke Energy Indiana were a separate company filing its own tax return as a C-Corporation.

The following details the components of income tax expense:

Income Tax Expense

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)

Current income taxes
Federal	$2	$126	$41
State	5	39	12

Total current income taxes(a)	7	165	53

Deferred income taxes
Federal	89	(11)	78
State	22	(1)	26

Total deferred income taxes	111	(12)	104

Investment tax credit amortization	(2)	(3)	(3)

Total income tax expense included in Consolidated Statements of Operations	$116	$150	$154

(a)	Included is an uncertain tax expense of approximately $20 million, and uncertain tax benefits of $18 million and $16 million for the years ended December 31, 2009, 2008 and 2007, respectively.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Reconciliation of Income Tax Expense at the US Federal Statutory Tax Rate to the Actual Tax Expense (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)

Income tax expense, computed at the statutory rate of 35%	$111	$143	$135
State income tax, net of federal income tax effect	18	25	25
AFUDC equity income	(10)	(16)	(6)
Other items, net	(3)	(2)	—

Total income tax expense	$116	$150	$154

Effective tax rate	36.7%	36.8%	39.9%

Net Deferred Income Tax Liability Components

	December 31,
	2009	2008
	(in millions)

Deferred credits and other liabilities	$87	$46
Tax credit carryforwards(a)	89	—
Other	3	28

Total deferred income tax assets	179	74

Investments and other assets	(30)	(58)
Accelerated depreciation rates	(694)	(719)
Regulatory assets and deferred debits	(166)	(68)

Total deferred income tax liabilities	(890)	(845)

Total net deferred income tax liabilities	$(711)	$(771)

(a)	The tax credit carryforwards relate to investment tax credits expiring in 2029.

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Net Deferred Income Tax Liabilities

	December 31,
	2009	2008
	(in millions)

Current deferred tax assets, included in other current assets	$—	$38
Current deferred tax liabilities, included in other current liabilities	(32)	—
Non-current deferred tax liabilities	(679)	(809)

Total net deferred income tax liabilities	$(711)	$(771)

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Changes to Unrecognized Tax Benefits

	2009 Increase/ (Decrease)	2008 Increase/ (Decrease)	2007 Increase/ (Decrease)
		(in millions)

Unrecognized Tax Benefits—January 1,	$9	$30	$47

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	22	—	5
Gross decreases—tax positions in prior periods	(1)	(21)	(19)
Gross increases—tax positions in current period	2	—	—
Settlements	(4)	—	(3)

Total Changes	19	(21)	(17)

Unrecognized Tax Benefits—December 31,	$28	$9	$30

At December 31, 2009, no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. Duke Energy Indiana does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

During the years ended December 31, 2009, 2008, and 2007, Duke Energy Indiana recognized net interest expense of approximately $5 million, net interest income of approximately $4 million and $8 million, respectively, related to income taxes. At December 31, 2009 and 2008, Duke Energy Indiana had interest payable of approximately $6 million and $4 million, respectively, which reflects all interest related to income taxes. No amount has been accrued for the payment of penalties at either December 31, 2009 or 2008.

Duke Energy Indiana has the following tax years open:

Jurisdiction	Tax Years

Federal	2005 and after
State	Closed through 2004, with the exception of any adjustments related to open federal years

6. Asset Retirement Obligations

Asset retirement obligations, which represent legal obligations associated with the retirement of certain tangible long-lived assets, are computed as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset in the period the liability is incurred, and this additional carrying amount is depreciated over the remaining life of the asset. Subsequent to the initial recognition, the liability is adjusted for any revisions to the estimated future cash flows associated with the asset retirement obligation (with corresponding adjustments to property, plant, and equipment), which can occur due to a number of factors including, but not limited to, cost escalation, changes in technology applicable to the assets to be retired and changes in federal, state or local regulations, as well as for accretion of the liability due to the passage of time until the obligation is settled. Depreciation expense is adjusted prospectively for any increases or decreases to the carrying amount of the associated asset. The recognition of asset retirement obligations has no impact on the earnings of Duke Energy Indiana’s regulated electric operations as the effects of the recognition and subsequent accounting for an asset retirement obligation are offset by the establishment of regulatory assets and liabilities pursuant to regulatory accounting guidance.

Asset retirement obligations at Duke Energy Indiana relate primarily to obligations associated with future asbestos abatement at certain generating stations. Certain of Duke Energy Indiana’s assets have an indeterminate life, such as transmission and distribution facilities and some gas-fired power plants and thus the fair value of the retirement obligation is not reasonably estimable. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

The following table presents the changes to liability associated with asset retirement obligations during the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
	(in millions)

Balance as of January 1,	$24	$13
Accretion expense	1	1
Liabilities incurred in the current year	15	10
Revisions in estimates of cash flows	2	—

Balance as of December 31,	$42	$24

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Indiana accrues costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from the IURC. These costs of removal are recorded as a regulatory liability in accordance with applicable regulatory accounting guidance. The total amount of removal costs included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was approximately $530 million and $492 million as of December 31, 2009 and 2008, respectively.

7. Investments in Debt and Equity Securities

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

The investments within Duke Energy Indiana’s grantor trust are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy Indiana has limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Indiana. Accordingly, all unrealized losses associated with equity securities within the grantor trust are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. Pursuant to applicable regulatory accounting guidance, substantially all unrealized losses associated with investments in debt and equity securities within the grantor trust related to rate regulated customers are deferred as a regulatory asset, thus there is no immediate impact on the earnings of Duke Energy Indiana as a result of any other-than-temporary impairments that would otherwise be required to be recognized in earnings.

Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities. Since management does not intend to use these investments in current operations, all investments are classified as Other within Investments and Other Assets.

As of December 31, 2009 and 2008, Duke Energy Indiana’s investments in debt and equity securities had a fair market value of approximately $70 million and $66 million, respectively.

The cost of securities sold is determined using the specific identification method. During the years ended December 31, 2009, 2008 and 2007, Duke Energy Indiana purchased long-term investments of approximately $73 million, $20 million and $29 million, respectively, and received proceeds on sales of approximately $84 million, $14 million and $26 million, respectively.

The estimated fair values of investments classified as available-for-sale are as follows:

	December 31, 2009			December 31, 2008
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value
	(in millions)

Equity Securities	$—	$—	$42	$—	$(13)	$35
Municipal Bonds	1	—	27	1	(1)	30
Other	—	—	1	—	—	1

Total investments	$1	$—	$70	$1	$(14)	$66

(a)	Unrealized holding losses are deferred per a regulatory order from the IURC. Accordingly, there is no immediate earnings impact associated with the change in market value of these investments.

Debt securities held at December 31, 2009 mature as follows: $16 million in one to five years, $7 million in six to ten years and $4 million thereafter.

As of December 31, 2009, approximately $27 million carrying value of available-for-sale equity and debt securities were in an insignificant unrealized loss position for which other-than-temporary impairment losses have not been recorded. As of December 31, 2008, approximately $33 million carrying value of available-for-sale equity and debt securities were in an approximate $14 million unrealized loss position; however an other-than-temporary impairment related to these investments was not recorded. Of this amount, approximately $12 million was in a continuous unrealized loss position for less than 12 months and approximately $2 million was in a continuous unrealized loss position for greater than 12 months.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

8. Risk Management, Derivative Instruments and Hedging Activities

The primary risks Duke Energy Indiana manages by utilizing derivative instruments are commodity price risk and interest rate risk. Duke Energy Indiana closely monitors the risks associated with commodity price changes and changes in interest rates on its operations and, where appropriate, uses various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments qualify for hedge accounting and are designated as hedging instruments, while others either do not qualify as a hedge or have not been designated as hedges by Duke Energy Indiana (hereinafter referred to as undesignated contracts). Duke Energy Indiana’s primary use of energy commodity derivatives is to hedge its generation portfolio against exposure to changes in the prices of power and fuel. Interest rate swaps may be entered into to manage interest rate risk primarily associated with Duke Energy Indiana’s variable-rate and fixed-rate borrowings.

The accounting guidance for derivatives requires the recognition of all derivative instruments not identified as NPNS as either assets or liabilities at fair value in the Consolidated Balance Sheets. For derivative instruments that qualify for hedge accounting, Duke Energy Indiana may elect to designate such derivatives as either cash flow hedges or fair value hedges. However, as substantially all of Duke Energy Indiana’s operations meets the criteria for regulatory accounting treatment, Duke Energy Indiana elects to apply hedge accounting for qualifying contracts on a limited basis since gains and losses associated with the vast majority of derivative contracts, regardless of designation as a hedge or an undesignated contract, are deferred as regulatory liabilities and assets, respectively. Thus, there is no immediate earnings impact associated with the change in fair values of such derivative contracts.

Commodity Price Risk

Duke Energy Indiana is exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (SO2, seasonal NOx and annual NOX) as a result of its electric generation operations. With respect to commodity price risks associated with electric generation, Duke Energy Indiana is exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity required to purchase and sell electricity in wholesale markets and the cost of emission allowances for SO2, seasonal NOx and annual NOx, primarily at Duke Energy Indiana’s coal-fired power plants. Duke Energy Indiana closely monitors the risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity contracts to mitigate the effect of such fluctuations on operations. Duke Energy Indiana’s exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity derivatives associated with the risk management of Duke Energy Indiana’s energy operations are generally accounted for as undesignated contracts because Duke Energy Indiana is able to defer gains or losses on the balance sheet as regulatory liabilities or assets under regulatory accounting treatment. Additionally, Duke Energy Indiana enters into various contracts that qualify for the NPNS exception. Duke Energy Indiana primarily applies the NPNS exception to contracts that relate to the physical delivery of electricity over the next twelve years.

Commodity Fair Value Hedges. At December 31, 2009, Duke Energy Indiana did not have any commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. At December 31, 2009, Duke Energy Indiana did not have any commodity derivative instruments that were designated as cash flow hedges.

Undesignated Contracts. Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of December 31, 2009 are primarily associated with forward power purchases, financial transmission rights and forward SO2 emission allowances.

Interest Rate Risk

Duke Energy Indiana is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt. Duke Energy Indiana manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy Indiana may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. As of December 31, 2009, Duke Energy Indiana did not have any open interest rate derivative instruments.

In anticipation of certain fixed-rate debt issuances, Duke Energy Indiana has executed forward starting interest rate swaps to lock in components of the market interest rates at the time of the debt issuance and terminated these hedges prior to the issuance of the corresponding debt. When these transactions occurred, the pre-tax gain or loss recognized from inception to termination of the hedges was recorded as a component of AOCI and is amortized as a component of interest expense over the life of the debt. An approximate $2 million pre-tax gain was reclassified from AOCI and recorded as a reduction to interest expense during the year ended December 31, 2009. At December 31, 2009, an approximate $17 million pre-tax gain remains in AOCI and approximately $3 million of the gain is expected to be recognized in earnings as a reduction to interest expense during the next twelve months.

Volumes

The following table shows information relating to the volume of Duke Energy Indiana’s derivative activity outstanding as of December 31, 2009. Amounts disclosed represent the notional volumes of commodities accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy Indiana has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

December 31, 2009
Commodity contracts
Electricity-energy (Gigawatt-hours)	3
Emission Allowances: SO2 (thousands of tons)	8

The following table shows fair value amounts of derivative contracts as of December 31, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

	December 31, 2009
Balance Sheet Location	Asset Derivatives	Liability Derivatives
	(in millions)

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$4	$—
Deferred Credits and Other Liabilities: Other	—	2

Total Derivatives Not Designated as Hedging Instruments	$4	$2

Total Derivatives	$4	$2

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the year ended December 31, 2009 and the line item(s) in the Consolidated Balance Sheets in which such losses are deferred as regulatory assets or liabilities. During the year ended December 31, 2009, there were no amounts recognized in the Consolidated Statements of Operations.

Undesignated Hedges – Location and Amount of Pre-Tax Gains (Losses) Recognized as Regulatory Assets or Liabilities

Year Ended December 31, 2009
(in millions)

Location of Pre-Tax Gains (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$31
Regulatory Liability	3
Interest rate contracts
Regulatory Asset	(3)

Total Pre-Tax Gains Recognized as Regulatory Assets or Liabilities	$31

Credit Risk

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

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with applicable accounting rules, Duke Energy Indiana offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. At December 31, 2009 and December 31, 2008, Duke Energy Indiana had receivables related to the right to reclaim cash collateral of an insignificant amount and approximately $1 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy Indiana had an insignificant amount and approximately $7 million in cash collateral receivables under master netting arrangements that have not been offset against net derivative positions at December 31, 2009 and December 31, 2008, respectively. Duke Energy Indiana had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at December 31, 2009 and December 31, 2008.

See Note 9 for additional information on fair value disclosures related to derivatives.

9. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Indiana adopted the new fair value disclosure requirements for financial instruments and non-financial derivatives. On January 1, 2009 Duke Energy Indiana adopted the new fair value disclosure requirements for non-financial assets and liabilities measured at fair value on a non-recurring basis. Duke Energy Indiana did not record any cumulative effect adjustment to retained earnings as a result of the adoption of the new fair value standards.

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

The fair value accounting guidance for financial instruments, which was effective for Duke Energy Indiana as of January 1, 2008, permits entities to elect to measure many financial instruments and certain other items at fair value that are not required to be accounted for at fair value under existing GAAP. Duke Energy Indiana does not currently have any financial assets or financial liabilities that are not required to be accounted for at fair value under GAAP for which it elected to use the option to record at fair value. However, in the future, Duke Energy Indiana may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Consolidated Balance Sheets at fair value at December 31, 2009 and 2008. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)

Description
Available-for-sale equity securities(a)	$42	$42	$—	$—
Available-for-sale debt securities(a)	28	—	28	—
Derivative assets(b)	4	—	—	4

Total Assets	$74	$42	$28	$4
Derivative liabilities(c)	(2)	—	(2)	—

Net Assets	$72	$42	$26	$4

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets. See Note 7 for additional information related to investments by major security type.
(b)	Included in Other within Current Assets on the Consolidated Balance Sheets. See Note 8 for additional information related to derivatives.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. See Note 8 for additional information related to derivatives.

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)

Description
Available-for-sale equity securities(a)	$35	$35	$—	$—
Available-for-sale debt securities(a)	31	—	31	—
Derivative assets(b)	11	—	1	10

Total Assets	$77	$35	$32	$10
Derivative liabilities(c)	(33)	—	(33)	—

Net Assets (Liabilities)	$44	$35	$(1)	$10

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(c)

Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. This balance primarily represents the fair value of forward contracts to purchase SO2 allowances, as discussed in Note 10.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

Derivatives
(in millions)

Year Ended December 31, 2009
Balance at January 1, 2009	$10
Net purchases, sales, issuances and settlements	(9)
Total gains included on balance sheet as regulatory asset or liability or as current or non-current liability	3

Balance at December 31, 2009	$4

Derivatives
(in millions)

Year Ended December 31, 2008
Balance at January 1, 2008	$—
Net purchases, sales, issuances and settlements	(17)
Total gains included on balance sheet as regulatory asset or liability or as current or non-current liability	27

Balance at December 31, 2008	$10

Duke Energy Indiana did not record any unrealized gains (losses) in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2009 and 2008.

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Additional fair value disclosures: The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of the accounting guidance for fair value measurements disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value.

Financial Instruments

	As of December 31,
	2009		2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)

Long-term debt, including current maturities	$3,090	$3,239	$2,868	$2,867

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

10. Intangibles

The carrying amount and accumulated amortization of intangible assets as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
	(in millions)

Emission allowances	$82	$59
Gas, coal and power contracts	24	24

Total gross carrying amount	106	83
Accumulated amortization—gas, coal and power contracts	(8)	(7)

Total intangible assets, net	$98	$76

Emission allowances in the table above include emission allowances purchased by Duke Energy Indiana and certain zero cost emission allowances allocated to Duke Energy Indiana on an annual basis. The change in the gross carrying value of emission allowances during the years ended December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
	(in millions)

Gross carrying value at beginning of period	$59	$57
Purchases of emission allowances	68	46
Sales and consumption of emission allowances(a)	(45)	(45)
Other changes	—	1

Gross carrying value at end of period	$82	$59

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the years ended December 31, 2009, 2008 and 2007 were $45 million, $45 million and $94 million, respectively.

Amortization expense for gas, coal and power contracts for Duke Energy Indiana was approximately $1 million, $1 million and $2 million for the years ended December 31, 2009 and 2008 and 2007, respectively.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2009. The expected amortization expense includes estimates of emission allowance consumption and estimates of consumption of commodities such as gas and coal under existing contracts. The amortization amounts discussed below are estimates. Actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances, additional intangible asset acquisitions and other events.

	2010	2011	2012	2013	2014
	(in millions)

Expected amortization expense	$79	$6	$1	$1	$1

Impairment of Emission Allowances. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). Subsequently, in December 2008, a federal appeals court reinstated the CAIR while the EPA develops a new clean air program. See Note 15 for additional information on the CAIR. However, as a result of the July 11, 2008 decision temporarily vacating the CAIR, there were sharp declines in market prices of SO2 and NOx allowances in the third quarter of 2008 due to uncertainty associated with future federal requirements to reduce emissions. Accordingly, Duke Energy Indiana evaluated the carrying value of emission allowances held for impairment during the third quarter of 2008.

Duke Energy Indiana has emission allowances and certain commitments to purchase emission allowances that, based on management’s best estimate at September 30, 2008, resulted in a quantity of emission allowances in excess of the amounts projected to be utilized for operations. The excess emission allowances include forward contracts to purchase SO2 allowances to cover forecasted shortfalls in emission allowances necessary for operations that were entered into prior to the July 11, 2008 CAIR decision. Prior to the temporary vacating of the CAIR, these forward contracts, which primarily settled in the fourth quarter of 2008 or in 2009, qualified for the NPNS exception within the accounting rules for derivatives. However, since certain of these forward contracts would no longer be considered probable of use in the normal course of operations due to the excess over forecasted needs, in September 2008, Duke Energy Indiana determined that these contracts no longer qualified for the NPNS exception. At the time this determination was made, the fair value of the contracts was a liability of approximately $34 million. Since Duke Energy Indiana anticipates regulatory recovery of the cost of these emission allowances in normal course, a corresponding regulatory asset was recorded on the Consolidated Balance Sheets. These forward contracts have continued to be marked-to-market, with an offset to a regulatory asset or liability balance, until ultimate settlement. As a result of the reinstatement of the CAIR in December 2008, as discussed above, all emission allowances and certain commitments to purchase emission allowances held by Duke Energy Indiana are anticipated to be utilized for future emission allowance requirements under the CAIR, unless the EPA develops a new clean air program that changes the existing requirements under the CAIR.

11. Related Party Transactions

Duke Energy Indiana engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009(a)	December 31, 2008(a)
	(in millions)

Current assets(b)	$26	$30
Non-current assets(c)	$16	$—
Current liabilities(d)	$(127)	$(153)
Non-current liabilities(e)	$(20)	$—
Net deferred tax liabilities(f)	$(679)	$(602)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at December 31, 2009, approximately $15 million is classified as Receivables and approximately $11 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $11 million is classified as Receivables and approximately $19 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	The balance at December 31, 2009 is classified as Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	The balance at December 31, 2009 is classified as Accounts payable on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately ($151) million is classified as Accounts payable and approximately ($2) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(e)	The balance at December 31, 2009 is classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	The balance at December 31, 2009 is classified as Deferred income taxes on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately ($630) million is classified as Deferred income taxes and approximately $28 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the years ended December 31, 2009, 2008 and 2007, Duke Energy Indiana

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

recorded governance and shared services expenses of approximately $343 million, $326 million and $279 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Indiana incurs expenses related to certain insurance coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations, were approximately $10 million, $9 million and $20 million for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net, were approximately $12 million, $7 million and $5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Duke Energy Indiana participates in Cinergy’s qualified pension plan, non-qualified pension plan and Duke Energy’s other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans (See Note 16). Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement and post-employment benefit obligations from Cinergy of approximately $316 million and $423 million at December 31, 2009 and 2008, respectively. These amounts have been classified in the Consolidated Balance Sheets as follows:

	December 31, 2009	December 31, 2008
	(in millions)

Other current liabilities	$2	$5
Accrued pension and other post-retirement benefit costs	$314	$410
Other liabilities	$—	$8

Additionally, as discussed in Note 12, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $12 million, $15 million and $17 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During the year ended December 31, 2009, Duke Energy Indiana received an approximate $140 million capital contribution from its parent, Cinergy. During the year ended December 31, 2007, Duke Energy Indiana received an approximate $24 million capital contribution from its parent, Cinergy.

In February 2010, Duke Energy Indiana received an approximate $225 million capital contribution from its parent, Cinergy.

As discussed further in Note 14, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, for the years ended December 31, 2009, 2008 and 2007 was approximately $1 million, $2 million and $4 million, respectively. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Consolidated Statements of Operations, for the years ended December 31, 2009, 2008 and 2007 was approximately $1 million, $6 million and $2 million, respectively.

12. Sales of Accounts Receivable

Duke Energy Indiana sells, on a revolving basis, nearly all of its retail and wholesale accounts receivable and related collections to Cinergy Receivables, a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale treatment under the accounting guidance for transfers and servicing of financial assets and, accordingly, through December 31, 2009, the transfers of receivables are accounted for as sales.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $146 million and $117 million at December 31, 2009 and 2008, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. These senior loans provide the cash portion of the proceeds paid to Duke Energy Indiana. This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under the accounting guidance for transfers and servicing of financial assets and is classified within Receivables in the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008.

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

The carrying value of the retained interest is determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions used in estimating the fair value are the anticipated credit losses, the selection of discount rates and expected receivables turnover rate. Because (i) the receivables generally turnover in less than two months, (ii) credit losses are reasonably predictable due to Duke Energy Indiana’s broad customer base and lack of significant concentration, and (iii) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. Interest accrues to Duke Energy Indiana on the retained interest using the accretable yield method, which generally approximates the stated rate on the note since the allocated basis and the face value are nearly

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

equivalent. An impairment charge is recorded against the carrying value of both the retained interest and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

The key assumptions used in estimating the fair value are as follows:

	Years Ended December 31,
	2009	2008	2007
Anticipated credit loss rate	0.5%	0.5%	0.5%
Discount rate on expected cash flows	2.7%	5.3%	7.7%
Receivables turnover rate	10.4%	10.0%	10.5%

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

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the periods ending:

	Years Ended December 31,
	2009	2008	2007
	(in millions)

Receivables sold as of period end	$243	$225	$200
Less: Retained interests	146	117	111

Net receivables sold as of period end	$97	$108	$89

Sales during period
Receivables sold	$2,398	$2,401	$2,120
Loss recognized on sale	16	22	26
Cash flows during period
Cash proceeds from receivables sold	$2,353	$2,389	$2,061
Collection fees received	1	—	—
Return received on retained interests	12	15	17

13. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2009	2008
	(Years)	(in millions)

Land	—	$88	$83
Plant—Regulated
Electric generation, distribution and transmission(a)	14 –100	8,157	7,943
Other buildings and improvements	40 – 60	124	101
Equipment	5 – 25	117	109
Construction in process	—	1,433	596
Other	5 – 26	136	144

Total property, plant and equipment		10,055	8,976
Total accumulated depreciation(b)		(3,129)	(2,903)

Total net property, plant and equipment		$6,926	$6,073

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

(a)	Includes capitalized leases of approximately $50 million and $49 million at December 31, 2009 and 2008, respectively.
(b)	Includes accumulated amortization of capitalized leases of approximately $8 million and $7 million at December 31, 2009 and 2008, respectively.

Capitalized interest, which includes the debt component of AFUDC, amounted to approximately $13 million, $10 million and $12 million for the years ended December 31, 2009, 2008 and 2007, respectively.

14. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2009	2008
			(in millions)

Unsecured debt	5.7%	2010 – 2035	$1,151	$1,250
First mortgage bonds(a)	6.6%	2011 – 2039	1,076	751
Capital leases	5.0%	2010 – 2018	25	27
Money pool	0.4%		150	150
Other debt(b)	1.4%	2010 – 2040	698	699
Unamortized debt discount and premium, net			(10)	(9)

Total debt			3,090	2,868
Current maturities of long-term debt			(4)	(227)

Total long-term debt			$3,086	$2,641

(a)	As of December 31, 2009, substantially all of Duke Energy Indiana’s electric plant in service is mortgaged under the mortgage bond indenture relating to Duke Energy Indiana.
(b)	Includes $576 million of Duke Energy Indiana tax-exempt bonds as of both December 31, 2009 and 2008. As of December 31, 2009 and 2008, approximately $214 million and $287 million, respectively, was secured by first mortgage bonds and approximately $271 million and $105 million, respectively, was secured by a letter of credit.

First Mortgage Bonds. In March 2009, Duke Energy Indiana issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.45% and mature April 1, 2039. Proceeds from this issuance were used to fund capital expenditures, to replenish cash used to repay $97 million of senior notes which matured on March 15, 2009, to fund the repayment at maturity of $125 million of first mortgage bonds due July 15, 2009, and for general corporate purposes, including the repayment of short-term notes.

In August 2008, Duke Energy Indiana issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.35% and mature August 15, 2038. Proceeds from this issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of short-term notes and to redeem first mortgage bonds maturing in September 2008.

Money Pool. Duke Energy Indiana receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. There is no net settlement of receivables and payables between Duke Energy Indiana and other money pool participants. As of December 31, 2009, Duke Energy Indiana was in a net payable position of approximately $119 million, of which approximately $31 million is classified within Receivables and approximately $150 million is classified within Long-Term Debt in the Consolidated Balance Sheets. As of December 31, 2008, Duke Energy Indiana was in a net payable position of approximately $29 million, of which approximately $121 million is classified within Receivables and approximately $150 million is classified within Long-Term Debt in the accompanying Consolidated Balance Sheets. The change in the money pool for the year ended December 31, 2009 is reflected as a $90 million cash inflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows. The $121 million increase in the money pool receivable for the year ended December 31, 2008 is reflected as a cash outflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows. The $49 million increase in short-term and long-term borrowings for the year ended December 31, 2008 are reflected as cash inflows in Notes payable to affiliate, net within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. The change in the money pool for the year ended December 31, 2007 is reflected as a $120 million cash inflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows and a $101 million cash inflow in Notes payable to affiliate, net within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Auction Rate Debt. As of December 31, 2009, Duke Energy Indiana had auction rate tax-exempt bonds outstanding of approximately $70 million. While these debt instruments are long-term in nature and cannot be put back to Duke Energy Indiana prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. In February 2008, Duke Energy Indiana began to experience failed auctions for these debt instruments. When failed auctions occur on a series of this debt, Duke Energy Indiana is required to begin paying a failed-auction interest rate on the instrument. The failed-auction interest rate for the majority of the auction rate debt is 2.0 times one-month London Interbank Offered Rate (LIBOR). Payment of the failed-auction interest rates will continue until Duke Energy Indiana is able to either successfully remarket these instruments through the auction process, or refund and refinance the existing debt. As discussed above, in January 2009, Duke Energy Indiana refunded $271 million of tax-exempt auction rate bonds through the issuance of $271 million of tax-exempt variable-rate demand bonds, which are supported by direct-pay letters of credit. While Duke Energy Indiana has plans to refund and refinance its remaining auction rate tax-exempt bonds, the timing of such refinancing activities is uncertain and subject to market conditions. If Duke Energy Indiana is unable to successfully refund and refinance these debt instruments, the impact of paying higher interest rates on the outstanding auction rate debt is not expected to materially affect Duke Energy Indiana’s overall financial position, results of operations or cash flows. The weighted-average interest rate associated with Duke Energy Indiana’s auction rate tax-exempt bonds was 0.46% as of December 31, 2009 and 1.96% as of December 31, 2008.

Floating Rate Debt. Debt included approximately $694 million and $799 million of floating-rate debt as of December 31, 2009 and 2008, respectively. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as LIBOR. As of December 31, 2009 and 2008, the average interest rate associated with floating-rate debt was approximately 0.3% and 2.4%, respectively.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2009

(in millions)
2010	$4
2011	12
2012	128
2013	405
2014	4
Thereafter	2,537

Total long-term debt (including current maturities)	$3,090

Duke Energy Indiana has the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy Indiana’s ability to repay these obligations prior to their scheduled maturity.

Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is approximately $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy and certain of its wholly-owned subsidiaries, including Duke Energy Indiana, each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. At December 31, 2009, Duke Energy Indiana had borrowing sub limits under Duke Energy’s master credit facility of $450 million. The amount available to Duke Energy Indiana under its sub limits to Duke Energy’s master credit facility has been reduced by draw downs of cash, borrowings through the money pool arrangement, and the use of the master credit facility to backstop the issuances of letters of credit and certain tax-exempt bonds.

In September 2008, Duke Energy and certain of its wholly-owned subsidiaries, including Duke Energy Indiana, borrowed a total of approximately $1 billion under Duke Energy’s master credit facility, of which Duke Energy Indiana’s portion was approximately $123 million. The loan under the master credit facility was a revolving credit loan bearing interest at one-month LIBOR plus an applicable spread of 19 basis points. The loan for Duke Energy Indiana had a stated maturity of September 2009; however, Duke Energy Indiana had the ability under the master credit facility to renew the loan due in September 2009 on an annual basis up through the date the master credit facility matures in June 2012. As a result of these annual renewal provisions, in September 2009, Duke Energy Indiana repaid and immediately re-borrowed approximately $123 million under the master credit facility. Duke Energy Indiana has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility. Accordingly, total borrowings by Duke Energy Indiana of $123 million are reflected as Long-Term Debt on the Consolidated Balance Sheets at both December 31, 2009 and 2008.

At December 31, 2009 and 2008, approximately $352 million and $186 million, respectively, of tax-exempt bonds, which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Indiana’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date gives Duke Energy Indiana the ability to refinance these short-term obligations on a long-term basis. Of the $352 million of tax-exempt bonds outstanding at December 31, 2009, approximately $81 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.

In September 2008, Duke Energy Indiana and Duke Energy Kentucky, Inc. (Duke Energy Kentucky), a wholly-owned subsidiary of Duke Energy, collectively entered into a $330 million three-year letter of credit agreement with a syndicate of banks. Under this letter of credit agreement, Duke Energy Indiana may request the issuance of letters of credit up to $279 million on its behalf to support various series of variable rate demand bonds issued or to be issued on behalf of Duke Energy Indiana. This credit facility, which is not part of Duke Energy’s master credit facility, may not be used for any purpose other than to support the variable rate demand bonds issued by Duke Energy Indiana and Duke Energy Kentucky.

Restrictive Debt Covenants. Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy and Duke Energy Indiana to not exceed 65%. Duke Energy Indiana’s debt agreements also contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2009, Duke Energy and Duke

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Energy Indiana were in compliance with all covenants that would impact Duke Energy Indiana’s ability to borrow funds under the debt and credit facilities. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

15. Commitments and Contingencies

General Insurance

Duke Energy Indiana carries, either directly or through Duke Energy’s captive insurance company, Bison Insurance Company Limited, insurance and reinsurance coverages consistent with companies engaged in similar commercial operations with similar type properties. Duke Energy Indiana’s insurance coverage includes (i) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Duke Energy Indiana’s operations; (ii) workers’ compensation liability coverage to required statutory limits; (iii) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (iv) insurance policies in support of the indemnification provisions of Duke Energy Indiana’s by-laws; and (v) property insurance covering the replacement value of all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and extra expense. All coverage is subject to certain deductibles or retentions, sublimits, terms and conditions common for companies with similar types of operations.

Duke Energy Indiana also maintains excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are comparable to those carried by other companies with similar types of operations.

The cost of Duke Energy Indiana’s general insurance coverage can fluctuate year to year reflecting the changing conditions of the insurance markets.

Environmental

Duke Energy Indiana is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Indiana.

Remediation Activities. Duke Energy Indiana is responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Indiana operations, sites formerly owned or used by Duke Energy Indiana entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Indiana could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Indiana may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or by affiliate operations. During 2009, Duke Energy Indiana recorded additional reserves associated with remediation activities at certain manufactured gas plant sites and it is anticipated that additional costs associated with remediation activities at certain of its sites will be incurred in the future.

Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $15 million as of both December 31, 2009 and December 31, 2008. These accruals represent Duke Energy Indiana’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable. Costs associated with remediation activities within Duke Energy’s regulated operations are typically expensed unless recovery of the costs is deemed probable.

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

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOX emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NOX and in 2010 for SO2. Phase 2 will begin in 2015 for both NOX and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The EPA currently plans on issuing a proposed rule in the April-May 2010 timeframe. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

Duke Energy Indiana plans to spend approximately $10 million between 2010 and 2014 to comply with Phase 1 of the CAIR. Duke Energy Indiana is currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above. The IURC issued an order in 2006 granting Duke Energy Indiana approximately $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of the CAIR and the Clean Air Mercury Rule in Indiana.

Coal Combustion Product (CCP) Management. Duke Energy Indiana currently estimates that it will spend approximately $197 million over the period 2010-2014 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems.

The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of coal combustion products, primarily ash, from Duke Energy Indiana’s coal-fired power plants. The EPA has indicated that it intends to propose a rule early in 2010. Additional laws and regulations under consideration which more

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

stringently regulate coal ash, including the potential regulation of coal ash as hazardous waste, will likely increase costs for Duke Energy Indiana’s coal facilities. Duke Energy Indiana is unable to estimate its potential costs at this time.

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

On October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy Indiana was not previously found liable. That new trial commenced on May 11, 2009. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy on four of the remaining six projects at issue. The two projects in which the jury found violations were undertaken at Units 1 and 3 of the Gallagher Station in Indiana. A remedy trial on those two violations was scheduled to commence on January 25, 2010; however, the parties reached a negotiated agreement on those issues and filed a proposed consent decree with the court on December 22, 2009 for public comment and approval. The substantive terms of the proposed consent decree require: (i) conversion of Gallagher Units 1 and 3 to natural gas combustion by 2013; (ii) installation of additional pollution controls at Gallagher Units 2 and 4 by 2011; and (iii) additional environmental projects, payments and penalties. Duke Energy Indiana estimates that these and other actions in the settlement will cost at least $88 million. The parties anticipate that the court will approve and enter the consent decrees in due course.

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

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies alleging CAA violations at the Edwardsport power station. On June 30, 2008, defendants filed a motion to dismiss, or alternatively to stay, this litigation on jurisdictional grounds. The District Court denied that motion. The defendants subsequently filed a motion for summary judgment alleging that the applicable statute of limitations bars all of plaintiffs’ claims. Plaintiffs filed two motions for partial summary judgment requesting rulings on the applicability of certain legal standards. On January 26, 2010, the parties filed a joint motion to stay all proceedings and deadlines pending the court’s ruling on the motions for summary judgment. On February 2, 2010, the motion to stay was granted, although the trial is still set to commence on January 10, 2011.

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

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

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

Duke Energy Indiana has exposure to certain legal matters that are described herein. As of December 31, 2009 and December 31, 2008, Duke Energy Indiana has recorded insignificant reserves for these proceedings and exposures. Duke Energy Indiana expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. Duke Energy Indiana enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as undesignated hedge contracts or qualifying hedge positions; see Note 8.

Operating and Capital Lease Commitments

Duke Energy Indiana leases assets in several areas of its operations. Consolidated rental expense for operating leases was approximately $26 million in 2009, $25 million in 2008 and $35 million in 2007, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Capitalized lease obligations are classified as debt on the Consolidated Balance Sheets (see Note 14). Amortization of capital lease assets is included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2009:

	Operating Leases	Capital Leases
	(in millions)

2010	$19	$5
2011	17	4
2012	16	4
2013	12	3
2014	8	3
Thereafter	14	6

Total future minimum lease payments	$86	$25

16. Employee Benefit Plans

Cinergy Retirement Plans. Duke Energy Indiana participates in qualified and non-qualified defined benefit pension plans, sponsored by Cinergy, as well as other post-retirement benefit plans sponsored by Duke Energy. Cinergy and Duke Energy allocate pension and other post-retirement obligations and costs related to these plans to Duke Energy Indiana.

Net periodic benefit cost disclosed below for the qualified, non-qualified and other post-retirement benefit plans represent the cost of the respective plan for the periods presented. However, portions of the net periodic benefit cost disclosed have been capitalized as a component of property, plant and equipment.

As required by the applicable accounting rules, Cinergy uses a December 31 measurement date for its plan assets.

Amounts presented below represent the amounts of pension and other post-retirement benefit cost allocated to Duke Energy Indiana. Additionally, Duke Energy Indiana is allocated its proportionate share of pension and other post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Indiana. These allocated amounts are included in the governance and shared services costs discussed in Note 11.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

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

Duke Energy Indiana’s qualified pension plan pre-tax net periodic pension benefit costs, as allocated by Cinergy, were approximately $10 million, $17 million and $20 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The fair value of Cinergy’s plan assets was approximately $1,928 million and $1,110 million as of December 31, 2009 and 2008, respectively. The projected benefit obligation for the plans was approximately $2,228 million and $1,992 million as of December 31, 2009 and 2008, respectively. The accumulated benefit obligation for the plans was approximately $2,025 million and $1,729 million as of December 31, 2009 and 2008, respectively. The accrued qualified pension liability allocated by Cinergy to Duke Energy Indiana, which represents Duke Energy Indiana’s proportionate share of the unfunded status of the Cinergy qualified pension plan, was approximately $97 million and $244 million as of December 31, 2009 and 2008, respectively, and is recognized in Accrued pension and other post-retirement benefit costs within the Consolidated Balance Sheets. Regulatory assets were approximately $228 million and $244 million as of December 31, 2009 and 2008, respectively, and are recognized in Regulatory Assets and Deferred Debits within the Consolidated Balance Sheets.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Duke Energy made qualified pension benefit contributions of approximately $800 million to Cinergy’s and Duke Energy’s qualified pension plans in 2009, of which approximately $140 million represents contributions made by Duke Energy Indiana for the year ended December 31, 2009. Duke Energy did not make any contributions to its defined benefit retirement plans in 2008. Duke Energy made qualified pension benefit contributions of approximately $350 million to the legacy Cinergy qualified pension benefit plans in 2007, of which approximately $92 million represents contributions made by Duke Energy Indiana for the year ended December 31, 2007.

Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2009	2008	2007
	(percentages)

Benefit Obligations
Discount rate	5.50	6.50	6.00
Salary increase	4.50	4.50	5.00
Net Periodic Benefit Cost
Discount rate	6.50	6.00	5.75
Salary increase	4.50	5.00	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

Non-Qualified Pension Plans

Cinergy also maintains, and Duke Energy Indiana participates in, non-qualified, non-contributory defined benefit retirement plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of active employees covered by the non-qualified retirement plans is 11 years. There are no plan assets. The projected benefit obligation for the plans was approximately $113 million as of December 31, 2009 and 2008, respectively. The accumulated benefit obligation for the plans was approximately $104 million as of December 31, 2009 and 2008, respectively. The accrued non-qualified pension liability allocated by Cinergy to Duke Energy Indiana, which represents Duke Energy Indiana’s proportionate share of the unfunded status of the Cinergy non-qualified pension plan, was approximately $6 million as of December 31, 2009 and 2008, respectively, of which approximately $5 million is recognized in Accrued pension and other post-retirement benefit costs within the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively, and approximately $1 million is recognized in Other within Current Liabilities on the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively. Regulatory assets were approximately $2 million and $3 million as of December 31, 2009 and 2008, respectively, and are recognized in Regulatory Assets and Deferred Debits within the Consolidated Balance Sheets.

Duke Energy Indiana’s non-qualified pension plan pre-tax net periodic pension benefit costs, as allocated by Cinergy, were insignificant for the year ended December 31, 2009 and approximately $1 million for each of the years ended December 31, 2008 and 2007.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Non-Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2009	2008	2007
	(percentages)

Benefit Obligations
Discount rate	5.50	6.50	6.00
Salary increase	4.50	4.50	5.00
Net Periodic Benefit Cost
Discount rate	6.50	6.00	5.75
Salary increase	4.50	5.00	5.00

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

Duke Energy Indiana’s other post-retirement plan pre-tax net periodic benefit costs, as allocated by Duke Energy, were approximately $13 million, $14 million and $21 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2008, this amount includes the recognition of the approximate $19 million correction of errors discussed above.

The fair value of Duke Energy’s legacy Cinergy other post-retirement benefit plans assets was approximately $28 million and $23 million as of December 31, 2009 and 2008, respectively. Duke Energy’s accumulated other post-retirement benefit obligation for the legacy Cinergy plans was approximately $317 million and $330 million as of December 31, 2009 and 2008, respectively. The accrued other post-retirement liability allocated by Duke Energy to Duke Energy Indiana, which represents Duke Energy Indiana’s proportionate share of the unfunded status of the Duke Energy other post-retirement benefit plans, was approximately $141 million and $164 million as of December 31, 2009 and 2008, respectively, of which approximately $141 million and $161 million is recognized in Accrued pension and other post-retirement benefit costs within the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively, and less than $1 million and approximately $3 million was recognized in Other within Current Liabilities at December 31, 2009 and 2008, respectively. Regulatory assets were approximately $102 million and $60 million as of December 31, 2009 and 2008, respectively, and are recognized in Regulatory Assets and Deferred Debits within the Consolidated Balance Sheets. Regulatory liabilities were approximately $64 million and zero as of December 31, 2009 and 2008, respectively, and are recognized in Other Deferred Credits and Other Liabilities within the Consolidated Balance Sheets.

Duke Energy did not make any contributions to its other post-retirement plans in 2009 or 2008. Duke Energy made contributions of approximately $32 million to the legacy Cinergy other post-retirement plans during 2007, of which approximately $14 million represents contributions made by Duke Energy Indiana.

Assumptions Used in Duke Energy’s Other Post-retirement Benefits Accounting

	2009	2008	2007
	(percentages)

Benefit Obligations
Discount rate	5.50	6.50	6.00
Net Periodic Benefit Cost
Discount rate	6.50	6.00	5.75
Expected long-term rate of return on plan assets	8.50	8.50	8.50

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

Assumed Health Care Cost Trend Rates

	Medicare Trend Rate		Prescription Drug Trend Rate
	2009	2008	2009	2008
Health care cost trend rate assumed for next year	8.50%	8.50%	11.00%	11.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2013	2024	2022

17. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years ended December 31,
	2009	2008	2007
	(in millions)

Income/(Expense)
Interest income	$14	$21	$25
AFUDC equity and Post-in-service carrying costs(a)	29	46	18
Other	(5)	3	2

Total	$38	$70	$45

(a)	See Note 3 for discussion of a favorable $25 million AFUDC ruling by the IURC during 2008.

18. Subsequent Events

For information on subsequent events related to regulatory matters, related parties and commitments and contingencies, see Notes 3, 11 and 15, respectively.

In January 2010, Duke Energy announced plans to offer a voluntary severance plan to approximately 8,750 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on February 3, 2010 and closed on February 24, 2010 for approximately 8,400 eligible employees, which includes approximately 170 Duke Energy Indiana employees. Additionally, Duke Energy Indiana will be allocated its proportionate share of benefit costs for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Indiana. For employees affected by the consolidation of Duke Energy’s corporate functions in Charlotte, North Carolina, as discussed further below, the window will close March 31, 2010. Duke Energy Indiana currently estimates severance payments associated with this voluntary plan, including allocated costs discussed above, of approximately $20 million. However, until management of Duke Energy approves the requests, it reserves the right to reject any request to volunteer based on business needs and/or excessive participation.

In addition, in January 2010, Duke Energy announced that it will consolidate certain corporate office functions of Duke Energy’s shared services affiliate, resulting in transitioning over the next two years of approximately 350 positions from its offices in the Midwest to its corporate headquarters in Charlotte, North Carolina. Employees who do not relocate have the option to elect to participate in the voluntary plan discussed above, find a regional position within Duke Energy or remain with Duke Energy through a transition period, at which time a reduced severance benefit would be paid under Duke Energy’s ongoing severance plan. Management cannot currently estimate the costs, if any, of severance benefits which will be paid to its employees due to this office consolidation.

Additionally, Duke Energy believes that it is possible that the voluntary severance plan may trigger settlement accounting or curtailment accounting with respect to its pension and other post-retirement benefit plans. At this time, management is unable to determine the likelihood that settlement or curtailment accounting will be triggered.

PART II

DUKE ENERGY INDIANA, INC.

Notes To Consolidated Financial Statements—(Continued)

19. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions)

2009
Operating revenues	$613	$550	$622	$568	$2,353
Operating income	102	96	113	112	423
Net income	48	40	55	58	201
2008
Operating revenues	$617	$576	$682	$608	$2,483
Operating income	134	93	121	113	461
Net income	78	61	64	55	258

There were no unusual or infrequently occurring items during the first, second, third or fourth quarters of 2009.

During the first quarter of 2008, Duke Energy Indiana recorded the following unusual or infrequently occurring item: a favorable $7 million IURC ruling related to AFUDC (see Note 3).

During the second quarter of 2008, Duke Energy Indiana recorded the following unusual or infrequently occurring item: a favorable $18 million IURC ruling related to AFUDC (see Note 3).

There were no unusual or infrequently occurring items during the third quarter of 2008.

During the fourth quarter of 2008, Duke Energy Indiana recorded the following unusual or infrequently occurring item: pre-tax income of approximately $19 million related to the correction of errors in actuarial valuations related to other post-retirement benefit plans (see Note 16).

PART II

DUKE ENERGY INDIANA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions(a)	Balance at End of Period
	(In millions)

December 31, 2009:
Injuries and damages	$4	$—	$—	$—	$4
Allowance for doubtful accounts	1	1	—	1	1
Other(b)	15	5	—	2	18

	$20	$6	$—	$3	$23

December 31, 2008:
Injuries and damages	$4	$—	$—	$—	$4
Allowance for doubtful accounts	1	1	—	1	1
Other(b)	10	6	—	1	15

	$15	$7	$—	$2	$20

December 31, 2007:
Injuries and damages	$4	$5	$—	$5	$4
Allowance for doubtful accounts	1	—	—	—	1
Other(b)	35	1	—	26	10

	$40	$6	$—	$31	$15

(a)	Principally reserve reversals and cash payments.
(b)	Principally environmental reserves included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The valuation and reserve amounts above do not include unrecognized tax benefits amounts or deferred tax asset valuation allowance amounts.

PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Duke Energy Indiana in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Indiana has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2009 and other than the fourth quarter system change described below, have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the fourth quarter of 2009, Duke Energy Indiana implemented a new Enterprise Asset Management system used for asset management, work management and supply chain functions. The system change is a result of an evaluation of the previous system and related processes to support evolving operational needs, and is not the result of any identified deficiencies in the previous systems. Duke Energy Indiana reviewed the implementation effort as well as the impact on Duke Energy Indiana’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address these system changes.

Management’s Annual Report On Internal Control Over Financial Reporting

Duke Energy Indiana’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Duke Energy Indiana’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) provided professional services to Duke Energy Corporation (Duke Energy) and its consolidated subsidiaries for 2009 and 2008. The following table presents the fees that have been allocated to Duke Energy Indiana, Inc. (Duke Energy Indiana) and its subsidiaries as a part of corporate governance costs:

Type of Fees	FY 2009	FY 2008
	(In millions)

Audit Fees(a)	$1.4	$1.5
Audit-Related Fees(b)	0.3	0.2
Tax Fees(c)	0.1	0.1

Total Fees:	$1.8	$1.8

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Duke Energy and are allocated by Duke Energy to Duke Energy Indiana for the audit of the Duke Energy Indiana consolidated financial statements included in Duke Energy Indiana’s annual report on Form 10-K and review of financial statements included in Duke Energy Indiana’s quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards.
(b)	Audit-Related Fees are fees billed by Deloitte to Duke Energy and are allocated by Duke Energy to Duke Energy Indiana for assurance and related services that are reasonably related to the performance of an audit or review of Duke Energy Indiana’s financial statements, including assistance with acquisitions and divestitures and internal control reviews.
(c)	Tax Fees are fees billed by Deloitte to Duke Energy and are allocated by Duke Energy to Duke Energy Indiana for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy and its consolidated subsidiaries, including Duke Energy Indiana, that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the Securities and Exchange Commission’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2009 and 2008 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to its pre-approval policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income for the Years ended December 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 19 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2009, 2008 and 2007

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

Date: March 12, 2010

DUKE ENERGY INDIANA, INC. (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS
James E. Rogers
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller (Principal Accounting Officer)

(iv)	Directors

/s/ JULIE K. GRIFFITH
Julie K. Griffith

/s/ JIM L. STANLEY
Jim L. Stanley

/s/ JAMES L. TURNER
James L. Turner

Date: March 12, 2010

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

September 30, 2002, File No. 1-3543).

PART IV

Exhibit Number

4.1.13	Fifty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2003, File No. 1-3543).

4.1.14	Fifty-Sixth Supplemental Indenture dated as of December 1, 2004, between PSI and LaSalle Bank National Association, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 2004, File No. 1-3543).

4.2	Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).

4.2.1	First Supplemental Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).

4.2.2	Third Supplemental Indenture dated as of March 15, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1997, File No. 1-3543).

4.2.3	Fourth Supplemental Indenture dated as of August 5, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1998, File No. 1-3543).

4.2.4	Fifth Supplemental Indenture dated as of December 15, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1998, File No. 1-3543).

4.2.5	Sixth Supplemental Indenture dated as of April 30, 1999, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 1999, File No. 1-3543).

4.2.6	Seventh Supplemental Indenture dated as of October 20, 1999, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1999, File No. 1-3543).

4.2.7	Eighth Supplemental Indenture dated as of September 23, 2003, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2003, File No. 1-3543).

4.2.8	Tenth Supplemental Indenture dated as of June 9, 2006, between PSI Energy, Inc. and The Bank of New York Trust Company, N.A. (successor trustee to Fifth Third Bank), as Trustee (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on June 15, 2006, File No. 1-3543).

4.3	Twenty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated September 1, 1978 (filed with the registration statement of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), File No. 2-62543).

4.3.1	Thirty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 30, 1984 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1984, File No. 1-3543).

4.4	Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between PSI and LaSalle National Bank, as Trustee (filed with Form 10-K/A No. 2 of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, filed on July 15, 1993, File No. 1-3543).

4.5	Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between PSI and LaSalle National Bank, as Trustee (filed with Form 10-K/A No. 2 of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, filed on July 15, 1993, File No. 1-3543).

4.6	Loan Agreement between PSI and the City of Princeton, Indiana dated as of November 7, 1996 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

PART IV

Exhibit Number

4.7	Loan Agreement between PSI and the City of Princeton, Indiana dated as of February 1, 1997 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).

4.8	Unsecured Promissory Note dated October 14, 1998, between PSI and the Rural Utilities Service (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1998, File No. 1-3543).

4.9	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of July 15, 1998 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1998, File No. 1-3543).

4.10	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of May 1, 2000 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 2000, File No. 1-3543).

4.11	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002 File No. 1-3543).

4.12	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002, File No. 1-3543).

4.13	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of February 15, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).

4.14	6.302% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).

4.15	6.403% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).

4.16	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004B (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on December 9, 2004, File No. 1-3543).

4.17	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004C (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on December 9, 2004, File No. 1-3543).

10.1	Employment Agreement dated February 4, 2004, among Cinergy Corp., CG&E, and PSI, and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.2	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.2.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.3	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Donald B. Ingle, Jr. (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.4	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

PART IV

Exhibit Number

10.4.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.4.2	Form of amendment to employment agreement, adopted and effective December 14, 2005, between Services and each of Michael J. Cyrus and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.5	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.5.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.6	Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI and Marc E. Manly (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.6.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI, and Marc E. Manly (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.7	Deferred Compensation Agreement, effective as of January 1, 1992, between PSI and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.8	Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between PSI and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.8.1	First Amendment to Split Dollar Life Insurance Agreement between PSI and James E. Rogers dated December 11, 1992 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.9	Asset Purchase Agreement by and among Cinergy Capital & Trading, Inc. (Capital & Trading), CinCap Madison, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.10	Asset Purchase Agreement by and among Capital & Trading., CinCap VII, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.11	Asset Purchase Agreement by and among PSI and CG&E and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.12	Underwriting Agreement in connection with PSI issuance and sale of $350,000,000 aggregate principal amount of its 6.12% Debentures due 2035 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.13	$2,000,000,000 Amended and Restated Credit Agreement among the registrant, such subsidiaries, the banks listed therein, Barclays Bank PLC, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

PART IV

Exhibit Number

10.13.1	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Indiana, Inc., July 5, 2007, File No. 1-3543, as Exhibit 10.1).

10.13.2	Amendment No. 1 to the Amended and Restated Credit Agreement (filed in Form 8-K of Duke Energy Indiana, Inc., March 12, 2008, File No. 1-3543, as Exhibit 10.1).

10.14	Asset Purchase Agreement by and between Duke Energy Indiana, Inc., as Seller, and Wabash Valley Power Association, Inc., as Buyer, Dated as of December 1, 2006 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

10.15	$330,000,000 Letter of Credit Agreement dated as of September 19, 2008, among Duke Energy Indiana, Inc., Duke Energy Kentucky, Inc., the banks listed therein, Bank of America, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria, S.A.-New York Branch, as Syndication Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., Intesa Sanpaolo S.p.A., New York Branch, Mizuho Corporate Bank (USA), and Wells Fargo Bank, National Association, as Co-Documentation Agents (filed with Form 10-Q of Duke Energy Indiana, Inc. for the quarter ended September 30, 2008, File No. 1-3543, as Exhibit 10.1).

10.16	Engineering, Procurement and Construction Management Agreement dated December 15, 2008 between Duke Energy Indiana, Inc. and Bechtel Power Corporation (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

*12	Computation of Ratio of Earnings to Fixed Charges.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.