Form 10-Q
period 2015-09-30
Duke Energy Indiana, Inc.; Duke Energy Ohio, Inc.; DUKE ENERGY FLORIDA, LLC.; DUKE ENERGY PROGRESS, LLC.; Duke Energy Carolinas, LLC; Duke Energy CORP; PROGRESS ENERGY INC
filed 2015-11-05
CIK 81020, 20290, 37637, 17797, 30371, 1326160, 1094093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
________________________

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number	IRS Employer Identification No.

1-32853	DUKE ENERGY CORPORATION (a Delaware corporation) 550 South Tryon Street Charlotte, North Carolina 28202-1803 704-382-3853	20-2777218

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number	Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number
1-4928	DUKE ENERGY CAROLINAS, LLC (a North Carolina limited liability company) 526 South Church Street Charlotte, North Carolina 28202-1803 704-382-3853 56-0205520	1-3274	DUKE ENERGY FLORIDA, LLC (formerly DUKE ENERGY FLORIDA, INC.) (a Florida limited liability company) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853 59-0247770
1-15929	PROGRESS ENERGY, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-2155481	1-1232	DUKE ENERGY OHIO, INC. (an Ohio corporation) 139 East Fourth Street Cincinnati, Ohio 45202 704-382-3853 31-0240030
1-3382	DUKE ENERGY PROGRESS, LLC (formerly DUKE ENERGY PROGRESS, INC.) (a North Carolina limited liability company) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-0165465	1-3543	DUKE ENERGY INDIANA, INC. (an Indiana corporation) 1000 East Main Street Plainfield, Indiana 46168 704-382-3853 35-0594457
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Duke Energy Corporation (Duke Energy)	Yes ☒	No ☐	Duke Energy Florida, LLC (Duke Energy Florida)	Yes ☒	No ☐
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	Yes ☒	No ☐	Duke Energy Ohio, Inc. (Duke Energy Ohio)	Yes ☒	No ☐
Progress Energy, Inc. (Progress Energy)	Yes ☒	No ☐	Duke Energy Indiana, Inc. (Duke Energy Indiana)	Yes ☒	No ☐
Duke Energy Progress, LLC (Duke Energy Progress)	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Duke Energy	Yes ☒	No ☐	Duke Energy Florida	Yes ☒	No ☐
Duke Energy Carolinas	Yes ☒	No ☐	Duke Energy Ohio	Yes ☒	No ☐
Progress Energy	Yes ☒	No ☐	Duke Energy Indiana	Yes ☒	No ☐
Duke Energy Progress	Yes ☒	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Progress	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒
Number of shares of Common stock outstanding at November 3, 2015:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	688,334,378
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant's common stock is indirectly owned by Duke Energy.
This combined Form 10-Q is filed separately by seven registrants: Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively the Duke Energy Registrants). Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instructions H(2) of Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

◦
State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements or climate change, as well as rulings that affect cost and investment recovery or have an impact on rate structures or market prices;

◦
The extent and timing of the costs and liabilities relating to the Dan River ash basin release and compliance with current regulations and any future regulatory changes related to the management of coal ash;

◦	The ability to recover eligible costs, including those associated with future significant weather events, and earn an adequate return on investment through the regulatory process;

◦	The costs of decommissioning Crystal River Unit 3 could prove to be more extensive than amounts estimated and all costs may not be fully recoverable through the regulatory process;

◦	Credit ratings of the Duke Energy Registrants may be different from what is expected;

◦	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

◦
Industrial, commercial and residential growth or decline in service territories or customer bases resulting from customer usage patterns, including energy efficiency efforts and use of alternative energy sources, including self-generation and distributed generation technologies;

◦	Additional competition in electric markets and continued industry consolidation;

◦	Political and regulatory uncertainty in other countries in which Duke Energy conducts business;

◦	The influence of weather and other natural phenomena on operations, including the economic, operational and other effects of severe storms, hurricanes, droughts and tornadoes;

◦	The ability to successfully operate electric generating facilities and deliver electricity to customers;

◦	The impact on facilities and business from a terrorist attack, cybersecurity threats, data security breaches and other catastrophic events;

◦	The inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks;

◦
The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates and the ability to recover such costs through the regulatory process, where appropriate, and their impact on liquidity positions and the value of underlying assets;

◦	The results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;

◦
Declines in the market prices of equity and fixed income securities and resultant cash funding requirements for defined benefit pension plans, other post-retirement benefit plans and nuclear decommissioning trust funds;

◦
Construction and development risks associated with the completion of Duke Energy Registrants’ capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from customers in a timely manner or at all;

◦
Changes in rules for regional transmission organizations, including changes in rate designs and new and evolving capacity markets, and risks related to obligations created by the default of other participants;

◦	The ability to control operation and maintenance costs;

◦	The level of creditworthiness of counterparties to transactions;

◦	Employee workforce factors, including the potential inability to attract and retain key personnel;

◦	The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

◦	The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

◦	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

◦	The impact of potential goodwill impairments;

◦	The ability to reinvest prospective undistributed earnings of foreign subsidiaries or repatriate such earnings on a tax-efficient basis;

◦
The expected timing and likelihood of completion of the proposed acquisition of Piedmont Natural Gas Company, Inc. (Piedmont), including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed acquisition that could reduce anticipated benefits or cause the parties to abandon the acquisition, as well as the ability to successfully integrate the businesses and realize anticipated benefits and the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect; and

◦	The ability to successfully complete future merger, acquisition or divestiture plans.
In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than described. Forward-looking statements speak only as of the date they are made; the Duke Energy Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that occur after that date.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per-share amounts)	2015	2014	2015	2014
Operating Revenues
Regulated electric	$6,017	$5,861	$16,564	$16,549
Nonregulated electric and other	377	449	1,157	1,403
Regulated natural gas	89	85	416	414
Total operating revenues	6,483	6,395	18,137	18,366
Operating Expenses
Fuel used in electric generation and purchased power – regulated	2,113	2,132	5,775	5,940
Fuel used in electric generation and purchased power – nonregulated	61	148	283	410
Cost of natural gas and other	21	27	158	181
Operation, maintenance and other	1,426	1,409	4,274	4,254
Depreciation and amortization	774	788	2,341	2,305
Property and other taxes	293	275	836	936
Impairment charges	111	1	111	81
Total operating expenses	4,799	4,780	13,778	14,107
Gains on Sales of Other Assets and Other, net	4	4	31	11
Operating Income	1,688	1,619	4,390	4,270
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	17	28	53	97
Other income and expenses, net	57	109	203	293
Total other income and expenses	74	137	256	390
Interest Expense	402	405	1,208	1,212
Income From Continuing Operations Before Income Taxes	1,360	1,351	3,438	3,448
Income Tax Expense from Continuing Operations	420	460	1,118	1,081
Income From Continuing Operations	940	891	2,320	2,367
(Loss) Income From Discontinued Operations, net of tax	(5)	378	29	(578)
Net Income	935	1,269	2,349	1,789
Less: Net Income (Loss) Attributable to Noncontrolling Interests	3	(5)	10	3
Net Income Attributable to Duke Energy Corporation	$932	$1,274	$2,339	$1,786

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$1.36	$1.25	$3.31	$3.33
Diluted	$1.36	$1.25	$3.31	$3.33
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$(0.01)	$0.55	$0.05	$(0.81)
Diluted	$(0.01)	$0.55	$0.05	$(0.81)
Net income attributable to Duke Energy Corporation common stockholders
Basic	$1.35	$1.80	$3.36	$2.52
Diluted	$1.35	$1.80	$3.36	$2.52
Weighted-average shares outstanding
Basic	688	707	696	707
Diluted	688	707	696	707

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net Income	$935	$1,269	$2,349	$1,789
Other Comprehensive Loss, net of tax
Foreign currency translation adjustments	(122)	(102)	(238)	(50)
Pension and OPEB adjustments	(3)	1	(1)	1
Net unrealized (losses) gains on cash flow hedges	(9)	2	(7)	(10)
Reclassification into earnings from cash flow hedges	1	2	6	5
Unrealized (losses) gains on available-for-sale securities	(2)	—	(5)	2
Other Comprehensive Loss, net of tax	(135)	(97)	(245)	(52)
Comprehensive Income	800	1,172	2,104	1,737
Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(2)	(1)	—	8
Comprehensive Income Attributable to Duke Energy Corporation	$802	$1,173	$2,104	$1,729

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$1,370	$2,036
Receivables (net of allowance for doubtful accounts of $17 at September 30, 2015 and December 31, 2014)	722	791
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $54 at September 30, 2015 and $51 at December 31, 2014)	2,037	1,973
Inventory	3,537	3,459
Assets held for sale	—	364
Regulatory assets	963	1,115
Other	1,566	1,837
Total current assets	10,195	11,575
Investments and Other Assets
Investments in equity method unconsolidated affiliates	501	358
Nuclear decommissioning trust funds	5,566	5,546
Goodwill	16,312	16,321
Assets held for sale	—	2,642
Other	3,205	3,008
Total investments and other assets	25,584	27,875
Property, Plant and Equipment
Cost	110,795	104,861
Accumulated depreciation and amortization	(37,479)	(34,824)
Generation facilities to be retired, net	460	9
Net property, plant and equipment	73,776	70,046
Regulatory Assets and Deferred Debits
Regulatory assets	11,290	11,042
Other	188	171
Total regulatory assets and deferred debits	11,478	11,213
Total Assets	$121,033	$120,709
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,078	$2,271
Notes payable and commercial paper	2,419	2,514
Taxes accrued	628	569
Interest accrued	483	418
Current maturities of long-term debt	2,536	2,807
Liabilities associated with assets held for sale	—	262
Regulatory liabilities	320	204
Other	2,052	2,188
Total current liabilities	10,516	11,233
Long-Term Debt	37,667	37,213
Deferred Credits and Other Liabilities
Deferred income taxes	13,999	13,423
Investment tax credits	416	427
Accrued pension and other post-retirement benefit costs	1,130	1,145
Liabilities associated with assets held for sale	—	35
Asset retirement obligations	9,713	8,466
Regulatory liabilities	6,129	6,193
Other	1,595	1,675
Total deferred credits and other liabilities	32,982	31,364
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 688 million and 707 million shares outstanding at September 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	37,953	39,405
Retained earnings	2,656	2,012
Accumulated other comprehensive loss	(778)	(543)
Total Duke Energy Corporation stockholders' equity	39,832	40,875
Noncontrolling interests	36	24
Total equity	39,868	40,899
Total Liabilities and Equity	$121,033	$120,709

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,349	$1,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	2,680	2,641
Equity component of AFUDC	(123)	(99)
Gains on sales of other assets	(44)	(27)
Impairment charges	145	848
Deferred income taxes	1,104	562
Equity in earnings of unconsolidated affiliates	(53)	(97)
Accrued pension and other post-retirement benefit costs	53	81
Contributions to qualified pension plans	(143)	—
Payments for asset retirement obligations	(208)	(52)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(23)	128
Receivables	67	(24)
Inventory	(13)	(17)
Other current assets	(119)	(315)
Increase (decrease) in
Accounts payable	(182)	(303)
Taxes accrued	41	37
Other current liabilities	79	(99)
Other assets	(143)	(100)
Other liabilities	(71)	214
Net cash provided by operating activities	5,396	5,167
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,642)	(3,755)
Investment expenditures	(209)	(65)
Acquisitions	(1,317)	(16)
Purchases of available-for-sale securities	(3,017)	(2,424)
Proceeds from sales and maturities of available-for-sale securities	3,037	2,445
Net proceeds from the sale of Midwest generation business and sales of equity investments and other assets	2,916	172
Change in restricted cash	(49)	(15)
Other	(10)	(76)
Net cash used in investing activities	(3,291)	(3,734)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,780	2,217
Issuance of common stock related to employee benefit plans	16	24
Payments for the redemption of long-term debt	(1,264)	(2,503)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	287	—
Payments for the redemption of short-term debt with original maturities greater than 90 days	(931)	—
Notes payable and commercial paper	531	941
Distributions to noncontrolling interests	(7)	(45)
Dividends paid	(1,685)	(1,670)
Repurchase of common shares	(1,500)	—
Other	2	33
Net cash used in financing activities	(2,771)	(1,003)
Net (decrease) increase in cash and cash equivalents	(666)	430
Cash and cash equivalents at beginning of period	2,036	1,501
Cash and cash equivalents at end of period	$1,370	$1,931
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$610	$466

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
							Net Unrealized
					Foreign	Net	Gains (Losses)
	Common		Additional		Currency	Losses on	on Available-	Pension and	Common
	Stock	Common	Paid-in	Retained	Translation	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Adjustments	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2013	706	$1	$39,365	$2,363	$(307)	$(40)	$—	$(52)	$41,330	$78	$41,408
Net income	—	—	—	1,786	—	—	—	—	1,786	3	1,789
Other comprehensive (loss) income	—	—	—	—	(55)	(5)	2	1	(57)	5	(52)
Common stock issuances, including dividend reinvestment and employee benefits	1	—	23	—	—	—	—	—	23	—	23
Common stock dividends	—	—	—	(1,670)	—	—	—	—	(1,670)	—	(1,670)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(45)	(45)
Balance at September 30, 2014	707	$1	$39,388	$2,479	$(362)	$(45)	$2	$(51)	$41,412	$41	$41,453

Balance at December 31, 2014	707	$1	$39,405	$2,012	$(439)	$(59)	$3	$(48)	$40,875	$24	$40,899
Net income	—	—	—	2,339	—	—	—	—	2,339	10	2,349
Other comprehensive loss	—	—	—	—	(228)	(1)	(5)	(1)	(235)	(10)	(245)
Common stock issuances, including dividend reinvestment and employee benefits	1	—	48	—	—	—	—	—	48	—	48
Stock repurchase	(20)	—	(1,500)	—	—	—	—	—	(1,500)	—	(1,500)
Common stock dividends	—	—	—	(1,685)	—	—	—	—	(1,685)	—	(1,685)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)
Other (a)	—	—	—	(10)	—	—	—	—	(10)	19	9
Balance at September 30, 2015	688	$1	$37,953	$2,656	$(667)	$(60)	$(2)	$(49)	$39,832	$36	$39,868

(a)	The $19 million change in Noncontrolling Interests is primarily related to an acquisition of majority interest in a solar company for an insignificant amount of cash consideration.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$2,061	$1,938	$5,669	$5,693
Operating Expenses
Fuel used in electric generation and purchased power	548	524	1,553	1,685
Operation, maintenance and other	511	465	1,469	1,415
Depreciation and amortization	269	260	779	750
Property and other taxes	67	59	204	263
Impairment charges	—	—	—	3
Total operating expenses	1,395	1,308	4,005	4,116
Operating Income	666	630	1,664	1,577
Other Income and Expenses, net	42	44	125	137
Interest Expense	105	104	313	307
Income Before Income Taxes	603	570	1,476	1,407
Income Tax Expense	220	193	536	474
Net Income	$383	$377	$940	$933
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	1	—	1	2
Unrealized gains on available-for-sale securities	1	—	1	—
Other Comprehensive Income, net of tax	2	—	2	2
Comprehensive Income	$385	$377	$942	$935

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$198	$13
Receivables (net of allowance for doubtful accounts of $3 at September 30, 2015 and December 31, 2014)	110	129
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at September 30, 2015 and December 31, 2014)	687	647
Receivables from affiliated companies	75	75
Notes receivable from affiliated companies	699	150
Inventory	1,167	1,124
Regulatory assets	322	399
Other	164	77
Total current assets	3,422	2,614
Investments and Other Assets
Nuclear decommissioning trust funds	2,953	3,042
Other	1,018	959
Total investments and other assets	3,971	4,001
Property, Plant and Equipment
Cost	38,653	37,372
Accumulated depreciation and amortization	(13,445)	(12,700)
Net property, plant and equipment	25,208	24,672
Regulatory Assets and Deferred Debits
Regulatory assets	2,741	2,465
Other	43	42
Total regulatory assets and deferred debits	2,784	2,507
Total Assets	$35,385	$33,794
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$623	$709
Accounts payable to affiliated companies	143	154
Taxes accrued	335	146
Interest accrued	146	95
Current maturities of long-term debt	506	507
Regulatory liabilities	36	34
Other	415	434
Total current liabilities	2,204	2,079
Long-Term Debt	8,078	7,584
Long-Term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	6,067	5,812
Investment tax credits	200	204
Accrued pension and other post-retirement benefit costs	107	111
Asset retirement obligations	3,599	3,428
Regulatory liabilities	2,747	2,710
Other	618	642
Total deferred credits and other liabilities	13,338	12,907
Commitments and Contingencies
Member's Equity
Member's equity	11,476	10,937
Accumulated other comprehensive loss	(11)	(13)
Total member's equity	11,465	10,924
Total Liabilities and Member's Equity	$35,385	$33,794

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$940	$933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,016	952
Equity component of AFUDC	(73)	(68)
Impairment charges	—	3
Deferred income taxes	183	47
Accrued pension and other post-retirement benefit costs	11	16
Contributions to qualified pension plans	(42)	—
Payments for asset retirement obligations	(104)	—
(Increase) decrease in
Receivables	(9)	5
Receivables from affiliated companies	—	(42)
Inventory	(48)	91
Other current assets	42	(130)
Increase (decrease) in
Accounts payable	(141)	(167)
Accounts payable to affiliated companies	(11)	15
Taxes accrued	182	173
Other current liabilities	49	7
Other assets	97	23
Other liabilities	(61)	21
Net cash provided by operating activities	2,031	1,879
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,372)	(1,289)
Purchases of available-for-sale securities	(1,926)	(1,533)
Proceeds from sales and maturities of available-for-sale securities	1,926	1,516
Notes receivable from affiliated companies	(549)	(117)
Other	(13)	(27)
Net cash used in investing activities	(1,934)	(1,450)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	496	—
Payments for the redemption of long-term debt	(3)	(42)
Distributions to parent	(401)	(376)
Other	(4)	—
Net cash provided by (used in) financing activities	88	(418)
Net increase in cash and cash equivalents	185	11
Cash and cash equivalents at beginning of period	13	23
Cash and cash equivalents at end of period	$198	$34
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$229	$177

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Member's Equity
(Unaudited)

		Accumulated Other
		Comprehensive Loss
		Net Losses on	Net Losses on
	Member's	Cash Flow	Available-for-
(in millions)	Equity	Hedges	Sale Securities	Total
Balance at December 31, 2013	$10,365	$(14)	$(1)	$10,350
Net income	933	—	—	933
Other comprehensive income	—	2	—	2
Distributions to parent	(376)	—	—	(376)
Balance at September 30, 2014	$10,922	$(12)	$(1)	$10,909

Balance at December 31, 2014	$10,937	$(12)	$(1)	$10,924
Net income	940	—	—	940
Other comprehensive income	—	1	1	2
Distributions to parent	(401)	—	—	(401)
Balance at September 30, 2015	$11,476	$(11)	$—	$11,465

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$2,929	$2,863	$7,941	$7,825
Operating Expenses
Fuel used in electric generation and purchased power	1,238	1,214	3,273	3,234
Operation, maintenance and other	539	564	1,672	1,714
Depreciation and amortization	261	294	831	851
Property and other taxes	132	127	367	415
Impairment charges	7	1	7	(16)
Total operating expenses	2,177	2,200	6,150	6,198
Gains on Sales of Other Assets and Other, net	4	2	18	3
Operating Income	756	665	1,809	1,630
Other Income and Expenses, net	17	26	63	54
Interest Expense	170	166	504	502
Income From Continuing Operations Before Income Taxes	603	525	1,368	1,182
Income Tax Expense From Continuing Operations	151	195	435	441
Income From Continuing Operations	452	330	933	741
Loss From Discontinued Operations, net of tax	(1)	—	(2)	(6)
Net Income	451	330	931	735
Less: Net Income Attributable to Noncontrolling Interests	3	1	8	2
Net Income Attributable to Parent	$448	$329	$923	$733

Net Income	$451	$330	$931	$735
Other Comprehensive Income, net of tax
Pension and OPEB adjustments	(3)	1	(1)	2
Reclassification into earnings from cash flow hedges	3	1	2	5
Unrealized gains (losses) on available-for-sale securities	—	1	(1)	1
Other Comprehensive Income, net of tax	—	3	—	8
Comprehensive Income	451	333	931	743
Less: Comprehensive Income Attributable to Noncontrolling Interests	3	1	8	2
Comprehensive Income Attributable to Parent	$448	$332	$923	$741

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$158	$42
Receivables (net of allowance for doubtful accounts of $6 at September 30, 2015 and $8 at December 31, 2014)	172	129
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $9 at September 30, 2015 and $8 at December 31, 2014)	863	741
Receivables from affiliated companies	121	59
Notes receivable from affiliated companies	251	220
Inventory	1,604	1,590
Regulatory assets	442	491
Other	633	1,285
Total current assets	4,244	4,557
Investments and Other Assets
Nuclear decommissioning trust funds	2,612	2,503
Goodwill	3,655	3,655
Other	850	670
Total investments and other assets	7,117	6,828
Property, Plant and Equipment
Cost	41,940	38,650
Accumulated depreciation and amortization	(14,862)	(13,506)
Generation facilities to be retired, net	460	—
Net property, plant and equipment	27,538	25,144
Regulatory Assets and Deferred Debits
Regulatory assets	5,535	5,408
Other	92	91
Total regulatory assets and deferred debits	5,627	5,499
Total Assets	$44,526	$42,028
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$697	$847
Accounts payable to affiliated companies	238	203
Notes payable to affiliated companies	434	835
Taxes accrued	192	114
Interest accrued	198	184
Current maturities of long-term debt	1,265	1,507
Regulatory liabilities	193	106
Other	954	1,021
Total current liabilities	4,171	4,817
Long-Term Debt	14,131	13,247
Deferred Credits and Other Liabilities
Deferred income taxes	5,001	4,759
Accrued pension and other post-retirement benefit costs	545	533
Asset retirement obligations	5,222	4,711
Regulatory liabilities	2,382	2,379
Other	345	406
Total deferred credits and other liabilities	13,495	12,788
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	8,092	7,467
Retained earnings	4,703	3,782
Accumulated other comprehensive loss	(41)	(41)
Total Progress Energy Inc. stockholder's equity	12,754	11,208
Noncontrolling interests	(25)	(32)
Total equity	12,729	11,176
Total Liabilities and Equity	$44,526	$42,028

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$931	$735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	962	985
Equity component of AFUDC	(40)	(18)
(Gains) losses on sales of other assets	(24)	1
Impairment charges	7	(16)
Deferred income taxes	512	231
Accrued pension and other post-retirement benefit costs	(4)	20
Contributions to qualified pension plans	(42)	—
Payments for asset retirement obligations	(90)	(52)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	6	28
Receivables	(103)	(162)
Receivables from affiliated companies	(62)	(32)
Inventory	44	(45)
Other current assets	298	(147)
Increase (decrease) in
Accounts payable	(157)	(73)
Accounts payable to affiliated companies	35	142
Taxes accrued	75	166
Other current liabilities	115	(96)
Other assets	(116)	(126)
Other liabilities	(87)	43
Net cash provided by operating activities	2,260	1,584
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,816)	(1,383)
Acquisitions	(1,249)	—
Purchases of available-for-sale securities	(829)	(609)
Proceeds from sales and maturities of available-for-sale securities	895	594
Proceeds from the sale of nuclear fuel	81	—
Notes receivable from affiliated companies	(31)	(89)
Other	(44)	(37)
Net cash used in investing activities	(2,993)	(1,524)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,195	875
Payments for the redemption of long-term debt	(555)	(479)
Notes payable to affiliated companies	(401)	(391)
Distributions to noncontrolling interests	(4)	(37)
Capital contribution from parent	625	—
Other	(11)	(39)
Net cash provided by (used in) financing activities	849	(71)
Net increase (decrease) in cash and cash equivalents	116	(11)
Cash and cash equivalents at beginning of period	42	58
Cash and cash equivalents at end of period	$158	$47
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$276	$159

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

				Accumulated Other Comprehensive Loss
				Net	Net Unrealized
		Additional		Losses on	Gains on	Pension and	Common
	Common	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholder's	Noncontrolling	Total
(in millions)	Stock	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2013	$—	$7,467	$3,452	$(43)	$—	$(16)	$10,860	$4	$10,864
Net income	—	—	733	—	—	—	733	2	735
Other comprehensive income	—	—	—	5	1	2	8	—	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Transfer of service company net assets to Duke Energy	—	—	(538)	—	—	—	(538)	—	(538)
Balance at September 30, 2014	$—	$7,467	$3,647	$(38)	$1	$(14)	$11,063	$(31)	$11,032

Balance at December 31, 2014	$—	$7,467	$3,782	$(35)	$1	$(7)	$11,208	$(32)	$11,176
Net income	—	—	923	—		—	923	8	931
Other comprehensive income (loss)	—	—	—	2	(1)	(1)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Capital contribution from parent	—	625	—	—	—	—	625	—	625
Other	—	—	(2)	—	—	—	(2)	3	1
Balance at September 30, 2015	$—	$8,092	$4,703	$(33)	$—	$(8)	$12,754	$(25)	$12,729

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC (formerly DUKE ENERGY PROGRESS, INC.)
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$1,488	$1,367	$4,130	$3,980
Operating Expenses
Fuel used in electric generation and purchased power	584	552	1,608	1,579
Operation, maintenance and other	329	346	1,066	1,074
Depreciation and amortization	147	155	462	441
Property and other taxes	35	29	102	150
Impairment charges	—	—	—	(18)
Total operating expenses	1,095	1,082	3,238	3,226
Gains on Sales of Other Assets and Other, net	1	—	2	1
Operating Income	394	285	894	755
Other Income and Expenses, net	14	18	49	34
Interest Expense	59	57	175	172
Income Before Income Taxes	349	246	768	617
Income Tax Expense	120	89	271	226
Net Income and Comprehensive Income	$229	$157	$497	$391
See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC (formerly DUKE ENERGY PROGRESS, INC.)
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$123	$9
Receivables (net of allowance for doubtful accounts of $4 at September 30, 2015 and $7 at December 31, 2014)	63	43
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at September 30, 2015 and $5 at December 31, 2014)	468	436
Receivables from affiliated companies	6	10
Notes receivable from affiliated companies	307	237
Inventory	986	966
Regulatory assets	333	287
Other	53	384
Total current assets	2,339	2,372
Investments and Other Assets
Nuclear decommissioning trust funds	1,943	1,701
Other	484	412
Total investments and other assets	2,427	2,113
Property, Plant and Equipment
Cost	26,919	24,207
Accumulated depreciation and amortization	(10,207)	(9,021)
Generation facilities to be retired, net	460	—
Net property, plant and equipment	17,172	15,186
Regulatory Assets and Deferred Debits
Regulatory assets	2,816	2,675
Other	40	34
Total regulatory assets and deferred debits	2,856	2,709
Total Assets	$24,794	$22,380
LIABILITIES AND MEMBER'S/COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$381	$481
Accounts payable to affiliated companies	141	120
Taxes accrued	83	47
Interest accrued	86	81
Current maturities of long-term debt	402	945
Regulatory liabilities	80	71
Other	375	409
Total current liabilities	1,548	2,154
Long-Term Debt	6,449	5,256
Deferred Credits and Other Liabilities
Deferred income taxes	3,097	2,908
Accrued pension and other post-retirement benefit costs	277	290
Asset retirement obligations	4,489	3,905
Regulatory liabilities	1,825	1,832
Other	120	168
Total deferred credits and other liabilities	9,808	9,103
Commitments and Contingencies
Member's/Common Stockholder's Equity
Member's Equity	6,989	—
Common stock, no par value, 200 million shares authorized; 160 million shares outstanding at December 31, 2014	—	2,159
Retained earnings	—	3,708
Total member's/common stockholder's equity	6,989	5,867
Total Liabilities and Member's/Common Stockholder's Equity	$24,794	$22,380

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC (formerly DUKE ENERGY PROGRESS, INC.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$497	$391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	587	570
Equity component of AFUDC	(35)	(17)
Gains on sales of other assets	(5)	(1)
Impairment charges	—	(18)
Deferred income taxes	308	152
Accrued pension and other post-retirement benefit costs	(11)	(5)
Contributions to qualified pension plans	(21)	—
Payments for asset retirement obligations	(53)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(3)	9
Receivables	(51)	33
Receivables from affiliated companies	4	(7)
Inventory	37	(53)
Other current assets	187	(97)
Increase (decrease) in
Accounts payable	(69)	(67)
Accounts payable to affiliated companies	21	102
Taxes accrued	34	95
Other current liabilities	22	(46)
Other assets	(41)	(28)
Other liabilities	(64)	(23)
Net cash provided by operating activities	1,344	990
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,120)	(871)
Acquisitions	(1,249)	—
Purchases of available-for-sale securities	(511)	(371)
Proceeds from sales and maturities of available-for-sale securities	488	351
Notes receivable from affiliated companies	(70)	—
Other	(35)	(25)
Net cash used in investing activities	(2,497)	(916)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,195	650
Payments for the redemption of long-term debt	(544)	(169)
Notes payable to affiliated companies	—	(340)
Capital contribution from parent	625	—
Dividends to parent	—	(224)
Other	(9)	(6)
Net cash provided by (used in) financing activities	1,267	(89)
Net increase (decrease) in cash and cash equivalents	114	(15)
Cash and cash equivalents at beginning of period	9	21
Cash and cash equivalents at end of period	$123	$6
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$136	$107

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC (formerly DUKE ENERGY PROGRESS, INC.)
Condensed Consolidated Statements of Changes in Member's/Common Stockholder's Equity
(Unaudited)

	Common	Retained	Member's	Total
(in millions)	Stock	Earnings	Equity	Equity
Balance at December 31, 2013	$2,159	$3,466	$—	$5,625
Net income	—	391	—	391
Dividends to parent	—	(224)	—	(224)
Balance at September 30, 2014	$2,159	$3,633	$—	$5,792

Balance at December 31, 2014	$2,159	$3,708	$—	$5,867
Net income	—	355	142	497
Transfer to Member's Equity	(2,159)	(4,063)	6,222	—
Contribution from parent	—	—	625	625
Balance at September 30, 2015	$—	$—	$6,989	$6,989

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC (formerly DUKE ENERGY FLORIDA, INC.)
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$1,436	$1,491	$3,803	$3,832
Operating Expenses
Fuel used in electric generation and purchased power	654	662	1,665	1,655
Operation, maintenance and other	208	212	598	626
Depreciation and amortization	113	139	369	410
Property and other taxes	97	99	265	266
Impairment charges	7	1	7	2
Total operating expenses	1,079	1,113	2,904	2,959
Operating Income	357	378	899	873
Other Income and Expenses, net	2	6	12	17
Interest Expense	50	51	149	150
Income Before Income Taxes	309	333	762	740
Income Tax Expense	93	128	268	285
Net Income	$216	$205	$494	$455
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	—	—	—	1
Comprehensive Income	$216	$205	$494	$456

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC (formerly DUKE ENERGY FLORIDA, INC.)
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$16	$8
Receivables (net of allowance for doubtful accounts of $2 at September 30, 2015 and December 31, 2014)	107	84
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $3 at September 30, 2015 and December 31, 2014)	395	305
Receivables from affiliated companies	98	40
Inventory	618	623
Regulatory assets	108	203
Other	179	521
Total current assets	1,521	1,784
Investments and Other Assets
Nuclear decommissioning trust funds	669	803
Other	308	204
Total investments and other assets	977	1,007
Property, Plant and Equipment
Cost	15,011	14,433
Accumulated depreciation and amortization	(4,648)	(4,478)
Net property, plant and equipment	10,363	9,955
Regulatory Assets and Deferred Debits
Regulatory assets	2,719	2,733
Other	36	39
Total regulatory assets and deferred debits	2,755	2,772
Total Assets	$15,616	$15,518
LIABILITIES AND MEMBER'S/COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$316	$365
Accounts payable to affiliated companies	80	70
Notes payable to affiliated companies	245	84
Taxes accrued	108	65
Interest accrued	62	47
Current maturities of long-term debt	563	562
Regulatory liabilities	113	35
Other	553	586
Total current liabilities	2,040	1,814
Long-Term Debt	4,287	4,298
Deferred Credits and Other Liabilities
Deferred income taxes	2,579	2,452
Accrued pension and other post-retirement benefit costs	249	221
Asset retirement obligations	732	806
Regulatory liabilities	556	547
Other	157	158
Total deferred credits and other liabilities	4,273	4,184
Commitments and Contingencies
Member's/Common Stockholder's Equity
Member's equity	5,016	—
Common stock, no par; 60 million shares authorized; 100 shares outstanding at December 31, 2014	—	1,762
Retained earnings	—	3,460
Total member's/common stockholder's equity	5,016	5,222
Total Liabilities and Member's/Common Stockholder's Equity	$15,616	$15,518

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC (formerly DUKE ENERGY FLORIDA, INC.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$494	$455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	373	413
Equity component of AFUDC	(4)	(1)
Impairment charges	7	2
Deferred income taxes	341	194
Accrued pension and other post-retirement benefit costs	4	22
Contributions to qualified pension plans	(21)	—
Payments for asset retirement obligations	(37)	(52)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	3	13
Receivables	(52)	(118)
Receivables from affiliated companies	(58)	(37)
Inventory	7	7
Other current assets	78	(90)
Increase (decrease) in
Accounts payable	(88)	32
Accounts payable to affiliated companies	10	29
Taxes accrued	43	68
Other current liabilities	97	(50)
Other assets	(73)	(92)
Other liabilities	(29)	(1)
Net cash provided by operating activities	1,095	794
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(696)	(513)
Purchases of available-for-sale securities	(318)	(238)
Proceeds from sales and maturities of available-for-sale securities	408	243
Proceeds from the sale of nuclear fuel	81	—
Notes receivable from affiliated companies	—	(182)
Other	(12)	(14)
Net cash used in investing activities	(537)	(704)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	225
Payments for the redemption of long-term debt	(11)	(10)
Notes payable to affiliated companies	161	(181)
Dividends to parent	(350)	(124)
Distribution to parent	(350)	—
Other	—	(1)
Net cash used in financing activities	(550)	(91)
Net increase (decrease) in cash and cash equivalents	8	(1)
Cash and cash equivalents at beginning of period	8	16
Cash and cash equivalents at end of period	$16	$15
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$140	$52

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC (formerly DUKE ENERGY FLORIDA, INC.)
Condensed Consolidated Statements of Changes in Member's/Common Stockholder's Equity
(Unaudited)

				Accumulated
				Other
				Comprehensive
				Loss
				Net Loss on
	Common	Retained	Member's	Cash Flow
(in millions)	Stock	Earnings	Equity	Hedges	Total
Balance at December 31, 2013	$1,762	$3,036	$—	$(1)	$4,797
Net income	—	455	—	—	455
Other comprehensive income	—	—	—	1	1
Dividends to parent	—	(124)	—	—	(124)
Balance at September 30, 2014	$1,762	$3,367	$—	$—	$5,129

Balance at December 31, 2014	$1,762	$3,460	$—	$—	$5,222
Net income	—	351	143	—	494
Dividends to parent	—	(350)	—	—	(350)
Distribution to parent	—	—	(350)	—	(350)
Transfer to Member's Equity	(1,762)	(3,461)	5,223	—	—
Balance at September 30, 2015	$—	$—	$5,016	$—	$5,016

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Operating Revenues
Regulated electric	$367	$352	$1,005	$998
Nonregulated electric and other	6	6	29	17
Regulated natural gas	89	88	419	418
Total operating revenues	462	446	1,453	1,433
Operating Expenses
Fuel used in electric generation and purchased power – regulated	128	129	350	360
Fuel used in electric generation and purchased power – nonregulated	10	5	36	24
Cost of natural gas	7	8	116	129
Operation, maintenance and other	124	134	370	378
Depreciation and amortization	57	54	172	167
Property and other taxes	60	58	187	170
Impairment charges	—	—	—	94
Total operating expenses	386	388	1,231	1,322
Gains on Sales of Other Assets and Other, net	—	—	8	—
Operating Income	76	58	230	111
Other Income and Expenses, net	—	3	(2)	9
Interest Expense	20	20	58	60
Income From Continuing Operations Before Income Taxes	56	41	170	60
Income Tax Expense From Continuing Operations	22	15	64	21
Income From Continuing Operations	34	26	106	39
(Loss) Income From Discontinued Operations, net of tax	(2)	413	23	(597)
Net Income (Loss) and Comprehensive Income (Loss)	$32	$439	$129	$(558)

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$24	$20
Receivables (net of allowance for doubtful accounts of $3 at September 30, 2015 and $2 at December 31, 2014)	81	93
Receivables from affiliated companies	61	107
Notes receivable from affiliated companies	—	145
Inventory	103	97
Assets held for sale	—	316
Regulatory assets	32	49
Other	167	167
Total current assets	468	994
Investments and Other Assets
Goodwill	920	920
Assets held for sale	—	2,605
Other	17	23
Total investments and other assets	937	3,548
Property, Plant and Equipment
Cost	7,649	7,141
Accumulated depreciation and amortization	(2,474)	(2,213)
Generation facilities to be retired, net	—	9
Net property, plant and equipment	5,175	4,937
Regulatory Assets and Deferred Debits
Regulatory assets	495	512
Other	8	8
Total regulatory assets and deferred debits	503	520
Total Assets	$7,083	$9,999
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$219	$209
Accounts payable to affiliated companies	42	74
Notes payable to affiliated companies	134	491
Taxes accrued	131	163
Interest accrued	28	19
Current maturities of long-term debt	56	157
Liabilities associated with assets held for sale	—	246
Regulatory liabilities	25	10
Other	151	66
Total current liabilities	786	1,435
Long-Term Debt	1,524	1,584
Long-Term Debt Payable to Affiliated Companies	25	25
Deferred Credits and Other Liabilities
Deferred income taxes	1,395	1,765
Accrued pension and other post-retirement benefit costs	52	48
Liabilities associated with assets held for sale	—	34
Asset retirement obligations	143	27
Regulatory liabilities	251	241
Other	165	166
Total deferred credits and other liabilities	2,006	2,281
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at September 30, 2015 and December 31, 2014	762	762
Additional paid-in capital	2,721	4,782
Accumulated deficit	(741)	(870)
Total common stockholder's equity	2,742	4,674
Total Liabilities and Common Stockholder's Equity	$7,083	$9,999

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$129	$(558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	175	205
Equity component of AFUDC	(2)	(3)
Gains on sales of other assets and other, net	(8)	—
Impairment charges	40	889
Deferred income taxes	127	(285)
Accrued pension and other post-retirement benefit costs	7	6
Contributions to qualified pension plans	(4)	—
Payments for asset retirement obligations	(2)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(11)	124
Receivables	8	(66)
Receivables from affiliated companies	46	62
Inventory	2	(16)
Other current assets	6	56
Increase (decrease) in
Accounts payable	7	(42)
Accounts payable to affiliated companies	(32)	(6)
Taxes accrued	(58)	13
Other current liabilities	101	46
Other assets	28	(8)
Other liabilities	(57)	(20)
Net cash provided by operating activities	502	397
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(266)	(242)
Notes receivable from affiliated companies	145	(178)
Other	(9)	—
Net cash used in investing activities	(130)	(420)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(153)	(406)
Notes payable to affiliated companies	(64)	520
Dividends to parent	(149)	(100)
Other	(2)	1
Net cash (used in) provided by financing activities	(368)	15
Net increase (decrease) in cash and cash equivalents	4	(8)
Cash and cash equivalents at beginning of period	20	36
Cash and cash equivalents at end of period	$24	$28
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$24	$21
Distribution of membership interest of Duke Energy SAM, LLC to parent	1,912	—

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

		Additional
	Common	Paid-in	Accumulated
(in millions)	Stock	Capital	Deficit	Total
Balance at December 31, 2013	$762	$4,882	$(375)	$5,269
Net loss	—	—	(558)	(558)
Dividends to parent	—	(100)	—	(100)
Balance at September 30, 2014	$762	$4,782	$(933)	$4,611

Balance at December 31, 2014	$762	$4,782	$(870)	$4,674
Net income	—	—	129	129
Dividends to parent	—	(149)	—	(149)
Distribution of membership interest of Duke Energy SAM, LLC to parent	—	(1,912)	—	(1,912)
Balance at September 30, 2015	$762	$2,721	$(741)	$2,742

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$749	$790	$2,223	$2,383
Operating Expenses
Fuel used in electric generation and purchased power	250	319	779	945
Operation, maintenance and other	164	160	525	485
Depreciation and amortization	109	104	320	309
Property and other taxes	23	25	41	69
Impairment charges	85	—	85	—
Total operating expenses	631	608	1,750	1,808
Loss on Sale of Other Assets and Other, net	(1)	—	—	—
Operating Income	117	182	473	575
Other Income and Expenses, net	—	5	9	16
Interest Expense	44	40	132	127
Income Before Income Taxes	73	147	350	464
Income Tax Expense	27	46	128	163
Net Income	$46	$101	$222	$301
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	(1)	—	(2)	—
Comprehensive Income	$45	$101	$220	$301

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$62	$6
Receivables (net of allowance for doubtful accounts of $2 at September 30, 2015 and $1 at December 31, 2014)	90	87
Receivables from affiliated companies	72	115
Notes receivable from affiliated companies	166	—
Inventory	564	537
Regulatory assets	97	93
Other	167	326
Total current assets	1,218	1,164
Investments and Other Assets	243	251
Property, Plant and Equipment
Cost	13,765	13,034
Accumulated depreciation and amortization	(4,425)	(4,219)
Net property, plant and equipment	9,340	8,815
Regulatory Assets and Deferred Debits
Regulatory assets	645	685
Other	22	24
Total regulatory assets and deferred debits	667	709
Total Assets	$11,468	$10,939
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$149	$179
Accounts payable to affiliated companies	50	58
Notes payable to affiliated companies	—	71
Taxes accrued	43	54
Interest accrued	53	56
Current maturities of long-term debt	480	5
Regulatory liabilities	67	54
Other	89	98
Total current liabilities	931	575
Long-Term Debt	3,160	3,636
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	1,774	1,591
Investment tax credits	138	139
Accrued pension and other post-retirement benefit costs	83	82
Asset retirement obligations	449	32
Regulatory liabilities	758	796
Other	107	90
Total deferred credits and other liabilities	3,309	2,730
Commitments and Contingencies
Common Stockholder's Equity
Common stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at September 30, 2015 and December 31, 2014	1	1
Additional paid-in capital	1,384	1,384
Retained earnings	2,532	2,460
Accumulated other comprehensive income	1	3
Total common stockholder's equity	3,918	3,848
Total Liabilities and Common Stockholder's Equity	$11,468	$10,939

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$222	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	323	311
Equity component of AFUDC	(9)	(10)
Impairment charges	85	—
Deferred income taxes	276	136
Accrued pension and other post-retirement benefit costs	10	12
Contributions to qualified pension plans	(9)	—
Payments for asset retirement obligations	(12)	—
(Increase) decrease in
Receivables	(5)	(20)
Receivables from affiliated companies	43	72
Inventory	(27)	(30)
Other current assets	67	40
Increase (decrease) in
Accounts payable	11	(44)
Accounts payable to affiliated companies	(8)	4
Taxes accrued	(11)	(36)
Other current liabilities	16	3
Other assets	(50)	(15)
Other liabilities	(1)	44
Net cash provided by operating activities	921	768
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(506)	(462)
Purchases of available-for-sale securities	(5)	(17)
Proceeds from sales and maturities of available-for-sale securities	8	13
Proceeds from the sales of other assets	14	—
Notes receivable from affiliated companies	(166)	96
Other	13	4
Net cash used in investing activities	(642)	(366)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(2)	(2)
Notes payable to affiliated companies	(71)	61
Dividends to parent	(150)	(451)
Other	—	(1)
Net cash used in financing activities	(223)	(393)
Net increase in cash and cash equivalents	56	9
Cash and cash equivalents at beginning of period	6	15
Cash and cash equivalents at end of period	$62	$24
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$46	$64

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements of Changes in Common Stockholder's Equity
(Unaudited)

				Accumulated
				Other
				Comprehensive
				Income
				Net Gains on
	Common	Additional	Retained	Cash Flow
(in millions)	Stock	Paid-in Capital	Earnings	Hedges	Total
Balance at December 31, 2013	$1	$1,384	$2,551	$3	$3,939
Net income	—	—	301	—	301
Dividends to parent	—	—	(451)	—	(451)
Balance at September 30, 2014	$1	$1,384	$2,401	$3	$3,789

Balance at December 31, 2014	$1	$1,384	$2,460	$3	$3,848
Net income	—	—	222	—	222
Other comprehensive loss	—	—	—	(2)	(2)
Dividends to parent	—	—	(150)	—	(150)
Balance at September 30, 2015	$1	$1,384	$2,532	$1	$3,918

See Notes to Condensed Consolidated Financial Statements

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements
(Unaudited)

Index to Combined Notes to Condensed Consolidated Financial Statements
The unaudited notes to the condensed consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply.

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17	18
Duke Energy Corporation	•	•	•	•	•	•	•	•		•	•	•	•	•	•	•	•	•
Duke Energy Carolinas, LLC	•		•	•	•	•	•		•	•	•	•	•			•	•	•
Progress Energy, Inc.	•	•	•	•	•	•	•	•	•	•	•	•	•			•	•	•
Duke Energy Progress, LLC	•	•	•	•	•	•	•		•	•	•	•	•			•	•	•
Duke Energy Florida, LLC	•		•	•	•	•	•		•	•	•	•	•			•	•	•
Duke Energy Ohio, Inc.	•	•	•	•	•	•	•	•	•	•		•	•			•	•	•
Duke Energy Indiana, Inc.	•		•	•	•	•	•		•	•	•	•	•			•	•	•
1. ORGANIZATION AND BASIS OF PRESENTATION
NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION
Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect subsidiaries. Duke Energy’s subsidiaries include its subsidiary registrants, Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, LLC (Duke Energy Progress, formerly Duke Energy Progress, Inc.); Duke Energy Florida, LLC (Duke Energy Florida, formerly Duke Energy Florida, Inc.); Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana). When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants (Duke Energy Registrants).
These Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and subsidiaries where the respective Duke Energy Registrants have control. These Condensed Consolidated Financial Statements also reflect the Duke Energy Registrants’ proportionate share of certain jointly owned generation and transmission facilities.
Duke Energy Carolinas is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), Public Service Commission of South Carolina (PSCSC), U.S. Nuclear Regulatory Commission (NRC) and FERC. Substantially all of Duke Energy Carolinas’ operations qualify for regulatory accounting.
Progress Energy is a public utility holding company headquartered in Raleigh, North Carolina, subject to regulation by the FERC. Progress Energy conducts operations through its wholly owned subsidiaries, Duke Energy Progress and Duke Energy Florida. Substantially all of Progress Energy’s operations qualify for regulatory accounting.
Duke Energy Progress is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Progress is subject to the regulatory provisions of the NCUC, PSCSC, NRC and FERC. Substantially all of Duke Energy Progress’ operations qualify for regulatory accounting. On August 1, 2015, Duke Energy Progress, a North Carolina corporation, converted into a North Carolina limited liability company.
Duke Energy Florida is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. Duke Energy Florida is subject to the regulatory provisions of the Florida Public Service Commission (FPSC), NRC and FERC. Substantially all of Duke Energy Florida’s operations qualify for regulatory accounting. On August 1, 2015, Duke Energy Florida, a Florida corporation, converted into a Florida limited liability company.
Duke Energy Ohio is a regulated public utility primarily engaged in the transmission and distribution of electricity in portions of Ohio and Kentucky, in the generation and sale of electricity in portions of Kentucky, and the transportation and sale of natural gas in portions of Ohio and Kentucky. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the full requirements service price is recovered from retail customers. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). References herein to Duke Energy Ohio collectively include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), Kentucky Public Service Commission (KPSC) and FERC. On April 2, 2015, Duke Energy completed the sale of its nonregulated Midwest generation business, which sold power into wholesale energy markets, to a subsidiary of Dynegy Inc. (Dynegy). See Note 2 (Midwest Generation Exit) for additional information. Substantially all of Duke Energy Ohio’s operations that remain after the sale qualify for regulatory accounting.
Duke Energy Indiana is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Indiana. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and FERC. Substantially all of Duke Energy Indiana’s operations qualify for regulatory accounting.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

BASIS OF PRESENTATION
Duke Energy completed the sale of Duke Energy Ohio's nonregulated Midwest generation business and Duke Energy Retail Sales LLC (Duke Energy Retail), a retail sales business owned by Duke Energy, to Dynegy on April 2, 2015. The results of operations of these businesses prior to the date of sale have been classified as Discontinued Operations on the Condensed Consolidated Statements of Operations for all periods presented. Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these Condensed Consolidated Financial Statements exclude amounts related to discontinued operations, assets held for sale and liabilities associated with assets held for sale. See Note 2 (Midwest Generation Exit) for additional information.
These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP in the U.S. for annual financial statements. Since the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Duke Energy Registrants’ combined Annual Report on Form 10-K for the year ended December 31, 2014.
The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to Combined Notes to Condensed Consolidated Financial Statements. However, none of the registrants make any representations as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself.
These Condensed Consolidated Financial Statements, in the opinion of the respective companies’ management, reflect all normal recurring adjustments necessary to fairly present the financial position and results of operations of each of the Duke Energy Registrants. Amounts reported in Duke Energy’s interim Condensed Consolidated Statements of Operations and each of the Subsidiary Registrants’ interim Condensed Consolidated Statements of Operations and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to effects of seasonal temperature variations on energy consumption, regulatory rulings, timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.
In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Certain prior year amounts have been reclassified to conform to the current year presentation.
UNBILLED REVENUE
Revenues on sales of electricity and natural gas are recognized when service is provided or the product is delivered. Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy delivered but not yet billed. Unbilled revenues can vary significantly from period to period as a result of seasonality, weather, customer usage patterns, customer mix, average price in effect for customer classes and meter reading schedules.
Unbilled revenues are included within Receivables and Restricted receivables of variable interest entities on the Condensed Consolidated Balance Sheets as shown in the following table.

(in millions)	September 30, 2015	December 31, 2014
Duke Energy	$748	$827
Duke Energy Carolinas	247	295
Progress Energy	220	217
Duke Energy Progress	123	135
Duke Energy Florida	97	82
Duke Energy Ohio	6	—
Duke Energy Indiana	25	27
Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail accounts receivable, including receivables for unbilled revenues, to an affiliate, Cinergy Receivables Company, LLC (CRC), and account for the transfers of receivables as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 13 for further information. These receivables for unbilled revenues are shown in the table below.

(in millions)	September 30, 2015	December 31, 2014
Duke Energy Ohio	$64	$79
Duke Energy Indiana	93	112
AMOUNTS ATTRIBUTABLE TO CONTROLLING INTERESTS
For the three and nine months ended September 30, 2015, the amount of Loss From Discontinued Operations, net of tax presented on the Condensed Consolidated Statements of Operations is fully attributable to controlling interests.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

During 2014, Duke Energy and Progress Energy's amount of Income (Loss) from Discontinued Operations, net of tax presented on the Condensed Consolidated Statements of Operations includes amounts attributable to noncontrolling interest. The following table presents Net Income Attributable to Duke Energy Corporation for continuing operations and discontinued operations for the three and nine months ended September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Duke	Progress	Duke	Progress
(in millions)	Energy	Energy	Energy	Energy
Income From Continuing Operations	$891	$330	$2,367	$741
Income From Continuing Operations Attributable to Noncontrolling Interests	3	1	11	2
Income From Continuing Operations Attributable to Duke Energy Corporation	$888	$329	$2,356	$739
Income (Loss) From Discontinued Operations, net of tax	$378	$—	$(578)	$(6)
Loss From Discontinued Operations Attributable to Noncontrolling Interests, net of tax	(8)	—	(8)	—
Income (Loss) From Discontinued Operations Attributable to Duke Energy Corporation, net of tax	$386	$—	$(570)	$(6)
Net income	$1,269	$330	$1,789	$735
Net (Loss) Income Attributable to Noncontrolling Interests	(5)	1	3	2
Net Income Attributable to Duke Energy Corporation	$1,274	$329	$1,786	$733
Other comprehensive income reported on the Condensed Consolidated Statements of Changes in Equity for Progress Energy is attributable only to controlling interests for all periods presented.
ACCUMULATED OTHER COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2015 and 2014, reclassifications out of accumulated other comprehensive income (AOCI) for the Duke Energy Registrants were not material. Changes in AOCI for the Duke Energy Registrants are presented in their respective Condensed Consolidated Statements of Equity.
EXCISE TAXES
Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Otherwise, excise taxes are accounted for net.
Excise taxes recognized on a gross basis are recorded as Operating Revenues and Property and other taxes on the Condensed Consolidated Statements of Operations. The following table provides the amount of excise taxes accounted for on a gross basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Duke Energy	$109	$101	$308	$416
Duke Energy Carolinas	9	4	27	93
Progress Energy	67	63	174	214
Duke Energy Progress	4	—	12	56
Duke Energy Florida	63	63	162	158
Duke Energy Ohio	24	24	80	80
Duke Energy Indiana	9	10	27	29
During the third quarter of 2014, the North Carolina gross receipts tax was terminated due to the North Carolina Tax Simplification and Rate Reduction Act. The North Carolina gross receipts tax is no longer imposed effective July 1, 2014.
NEW ACCOUNTING STANDARDS
The new accounting standards adopted for 2015 and 2014 had no significant impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. During the fourth quarter of 2015, Duke Energy will early adopt certain accounting standards not required until the first quarter of 2016. Adoption of these standards will not have a material impact on the results of operations, cash flows, financial position or disclosures of the Duke Energy Registrants.
ASC 205 – Reporting Discontinued Operations. In April 2014, the Financial Accounting Standards Board (FASB) issued revised accounting guidance for reporting discontinued operations. A discontinued operation would be either (i) a component of an entity or a group of components of an entity that represents a separate major line of business or major geographical area of operations that either has been disposed of or is part of a single coordinated plan to be classified as held for sale or (ii) a business that, upon acquisition, meets the criteria to be classified as held for sale.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

For Duke Energy, the revised accounting guidance is effective on a prospective basis for qualified disposals of components or classifications as held for sale that occur after January 1, 2015. Under the standard, the guidance is not effective for a component classified as held for sale before the effective date even if the disposal occurs after the effective date of the guidance. Duke Energy has not reported any discontinued operations under the revised accounting guidance.
The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by the Duke Energy, as of September 30, 2015.
ASC 606 – Revenue from Contracts with Customers. In May 2014, the FASB issued revised accounting guidance for revenue recognition from contracts with customers. The core principle of this revised accounting guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update also require disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
For Duke Energy, the revised accounting guidance is effective for interim and annual periods beginning January 1, 2018, although it can be early adopted for annual periods beginning as early as January 1, 2017. Duke Energy is currently evaluating the requirements. Other than increased disclosures, the revised accounting guidance and impacts to the Duke Energy Registrants have not yet been determined.
ASC 835 – Presentation of Debt Issuance Costs. In April and August 2015, the FASB issued revised accounting guidance for the presentation of debt issuance costs. The core principle of this revised accounting guidance is that debt issuance costs are not assets, but adjustments to the carrying cost of debt. For Duke Energy, this revised accounting guidance is effective retroactively beginning January 1, 2016, but can be adopted earlier.
Duke Energy intends to early adopt this accounting standard during the fourth quarter of 2015. The implementation of this accounting standard will result in a reduction of approximately $165 million in Other within Regulatory Assets and Deferred Debits, and in Long-Term Debt, based on the amount of debt issuance costs reported on the Condensed Consolidated Balance Sheets as of September 30, 2015.
2. ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Acquisition of Piedmont Natural Gas
On October 24, 2015, Duke Energy entered into an Agreement and Plan of Merger (Merger Agreement) with Piedmont Natural Gas Company, Inc., (Piedmont) a North Carolina corporation. Under the terms of the Merger Agreement, Duke Energy will acquire Piedmont for $4.9 billion in cash. Upon closing, Piedmont will become a wholly-owned subsidiary of Duke Energy.
Pursuant to the Merger Agreement, upon the closing of the merger, each share of Piedmont common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $60 in cash per share. In addition, Duke Energy will assume $1.8 billion in Piedmont existing debt. Duke Energy expects to finance the transaction with a combination of debt, between $500 million and $750 million of newly issued equity and other cash sources. Duke Energy has a fully underwritten bridge facility to support funding of the merger.
Completion of the transaction is conditioned upon approval by the NCUC, expiration or termination of any applicable waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976, and Piedmont shareholder approval. The Merger Agreement contains certain termination rights for both Duke Energy and Piedmont, and provides that, upon termination of the Merger Agreement under specified circumstances, Duke Energy would be required to pay a termination fee of $250 million to Piedmont and Piedmont would be required to pay Duke Energy a termination fee of $125 million.
Subject to receipt of required regulatory approvals and meeting closing conditions, Duke Energy and Piedmont target a closing by the end of 2016.
See Note 4 for additional information regarding Duke Energy and Piedmont's joint investment in Atlantic Coast Pipeline, LLC (ACP).
Purchase of NCEMPA's Generation
On July 31, 2015, Duke Energy Progress completed the purchase of North Carolina Eastern Municipal Power Agency’s (NCEMPA) ownership interests in certain generating assets, fuel and spare parts inventory jointly owned with and operated by Duke Energy Progress for approximately $1.25 billion. This purchase was accounted for as an asset acquisition. The purchase resulted in the acquisition of a total of approximately 700 megawatts (MW) of generating capacity at Brunswick Nuclear Plant, Shearon Harris Nuclear Plant, Mayo Steam Plant and Roxboro Steam Plant. The NRC approved the transfer of control of licenses for the Brunswick Nuclear Plant and Shearon Harris Nuclear Plant from NCEMPA to Duke Energy Progress on July 6, 2015. In connection with this transaction, Duke Energy Progress and NCEMPA entered into a 30-year wholesale power agreement, whereby Duke Energy Progress will sell power to NCEMPA to continue to meet the needs of NCEMPA customers.
The purchase price exceeds the historical carrying value of the acquired assets by $350 million, which is a purchase acquisition adjustment, recorded in property, plant and equipment. Duke Energy Progress received FERC approval for inclusion of the purchase acquisition adjustment in wholesale power formula rates on December 9, 2014. On July 8, 2015, the NCUC adopted a new rule that enables a rider mechanism for recovery of the costs to acquire, operate and maintain interests in the assets purchased as allocated to Duke Energy Progress' North Carolina retail operations, including the purchase acquisition adjustment. Duke Energy Progress filed an application with the NCUC to implement the rider to be effective December 1, 2015. Duke Energy Progress also received an order from the PSCSC to defer the recovery of the South Carolina retail allocated costs of the asset purchased until the Company's next general rate case.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Purchase Price Allocation
The ownership interests in generating assets acquired are subject to rate-setting authority of the FERC, NCUC and PSCSC and accordingly, the assets are recorded at historical cost. The purchase price allocation is presented in the following table.

(in millions)
Inventory	$56
Net property, plant and equipment	845
Total assets	901
Purchase acquisition adjustment	350
Total purchase price	$1,251
In connection with the acquisition, Duke Energy Progress acquired NCEMPA's nuclear decommissioning trust fund assets of $287 million and assumed asset retirement obligations of $204 million associated with NCEMPA's interest in the generation assets. The nuclear decommissioning trust fund and the asset retirement obligation are subject to regulatory accounting treatment with any difference between the trust fund assets and the asset retirement obligation accounted for within regulatory assets and liabilities.
Impact of the Acquisition
Incremental costs following the acquisition are allocated between retail and wholesale operations. Costs allocated to Duke Energy Progress' retail operations are being deferred until the costs are reflected in retail rates in North Carolina through a rate rider. Costs allocated to the South Carolina jurisdiction are being deferred until the next rate case when recovery of these costs will be considered.
The impact of the acquired NCEMPA assets and the 30-year wholesale power agreement on Duke Energy Progress' Operating Revenues and Net Income and Comprehensive Income in the Condensed Consolidated Statements of Operations was $40 million and $7 million, respectively, for the three and nine months ended September 30, 2015.
DISPOSITIONS
Midwest Generation Exit
Duke Energy, through indirect subsidiaries, completed the sale of the nonregulated Midwest generation business and Duke Energy Retail (Disposal Group) to a subsidiary of Dynegy on April 2, 2015, for approximately $2.8 billion in cash. On April 1, 2015, prior to the sale, Duke Energy Ohio distributed its indirect ownership interest in the nonregulated Midwest generation business to a subsidiary of Duke Energy Corporation.
The assets and liabilities of the Disposal Group prior to the sale were included in the Commercial Portfolio (formerly Commercial Power) segment and classified as held for sale in Duke Energy's and Duke Energy Ohio's Condensed Consolidated Balance Sheet. The following table presents information related to the Duke Energy Ohio generation plants included in the Disposal Group.

				Total MW	Owned MW	Ownership
Facility	Plant Type	Primary Fuel	Location	Capacity(d)	Capacity(d)	Interest
Stuart(a)(c)	Fossil Steam	Coal	OH	2,308	900	39%
Zimmer(a)	Fossil Steam	Coal	OH	1,300	605	46.5%
Hanging Rock	Combined Cycle	Natural Gas	OH	1,226	1,226	100%
Miami Fort (Units 7 and 8) (b)	Fossil Steam	Coal	OH	1,020	652	64%
Conesville(a)(c)	Fossil Steam	Coal	OH	780	312	40%
Washington	Combined Cycle	Natural Gas	OH	617	617	100%
Fayette	Combined Cycle	Natural Gas	PA	614	614	100%
Killen(b)(c)	Fossil Steam	Coal	OH	600	198	33%
Lee	Combustion Turbine	Natural Gas	IL	568	568	100%
Dick's Creek	Combustion Turbine	Natural Gas	OH	136	136	100%
Miami Fort	Combustion Turbine	Oil	OH	56	56	100%
Total Midwest Generation				9,225	5,884

(a)	Jointly owned with America Electric Power Generation Resources and The Dayton Power & Light Company.

(b)	Jointly owned with The Dayton Power & Light Company.

(c)	Facility was not operated by Duke Energy Ohio.

(d)	Total megawatt (MW) capacity is based on summer capacity.
The Disposal Group also included a retail sales business owned by Duke Energy. In the second quarter of 2014, Duke Energy Ohio removed Ohio Valley Electric Corporation's (OVEC) purchase power agreement from the Disposal Group as it no longer intended to sell it with the Disposal Group.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The results of operations of the Disposal Group prior to the date of sale are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. Certain immaterial costs that may be eliminated as a result of the sale have remained in continuing operations. The following table presents the results of discontinued operations.
Duke Energy

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$—	$620	$543	$1,233
(Loss) Gain on disposition(a)	(5)	460	(42)	(847)

(Loss) Income before income taxes(b)	$(5)	$623	$62	$(864)
Income tax (benefit) expense	(1)	218	29	(321)
(Loss) Income from discontinued operations of the Disposal Group	(4)	405	33	(543)
Other, net of tax(c)	(1)	(27)	(4)	(35)
(Loss) Income from Discontinued Operations, net of tax	$(5)	$378	$29	$(578)

(a)
The (Loss) Gain on disposition includes impairments and reversals to the impairments recorded to adjust the carrying amount of the assets to the estimated fair value of the business, based on the selling price to Dynegy less cost to sell.

(b)
The (Loss) Income before income taxes includes the pretax impact of an $81 million charge for the settlement agreement reached in a lawsuit related to the Disposal Group for the nine months ended September 30, 2015. Refer to Note 5 for further information related to the lawsuit.

(c)
Includes other discontinued operations related to prior sales of businesses and includes indemnifications provided for certain legal, tax and environmental matters, and foreign currency translation adjustments.

Duke Energy Ohio

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Operating Revenues	$—	$536	$412	$853
(Loss) Gain on disposition(a)	(4)	466	(48)	(878)

(Loss) Income before income taxes(b)	$(4)	$647	$48	$(917)
Income tax (benefit) expense	(2)	234	25	(320)
(Loss) Income from Discontinued Operations, net of tax	$(2)	$413	$23	$(597)

(a)
The (Loss) Gain on disposition includes impairments and reversals to the impairments recorded to adjust the carrying amount of the assets to the estimated fair value of the business, based on the selling price to Dynegy less cost to sell.

(b)
The (Loss) Income before income taxes includes the pretax impact of an $81 million charge for the settlement agreement reached in a lawsuit related to the Disposal Group for the nine months ended September 30, 2015, respectively. Refer to Note 5 for further information related to the lawsuit.

Commercial Portfolio has a revolving credit agreement (RCA) which was used to support the operations of the nonregulated Midwest generation business. Interest expense associated with the RCA was allocated to discontinued operations. No other interest expense related to corporate level debt was allocated to discontinued operations.
Duke Energy Ohio had a power purchase agreement with the Disposal Group for a portion of its standard service offer (SSO) supply requirement. The agreement and the SSO expired in May 2015. Duke Energy will also provide, and receive reimbursement for, transition services provided to Dynegy for a period of up to 12 months. The continuing cash flows are not considered direct cash flows and are not expected to be material. Duke Energy or Duke Energy Ohio will not significantly influence the operations of the Disposal Group during the transition service period.
See Notes 4 and 5 for a discussion of contingencies related to the Disposal Group that are retained by Duke Energy Ohio subsequent to the sale.
3. BUSINESS SEGMENTS
Operating segments are determined based on information used by the chief operating decision-maker in deciding how to allocate resources and evaluate the performance of the business.
Duke Energy evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. Certain governance costs are allocated to each segment. In addition, direct interest expense and income taxes are included in segment income.
Products and services are sold between affiliate companies and reportable segments of Duke Energy at cost. Segment assets presented in the following tables exclude all intercompany assets.
DUKE ENERGY
Duke Energy has the following reportable operating segments: Regulated Utilities, International Energy and Commercial Portfolio.
Regulated Utilities conducts electric and natural gas operations that are substantially all regulated and, accordingly, qualify for regulatory accounting treatment. These operations are primarily conducted through the Subsidiary Registrants and are subject to the rules and regulations of the FERC, NRC, NCUC, PSCSC, FPSC, PUCO, IURC and KPSC.
International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power, natural gas and natural gas liquids outside the U.S. Its activities principally relate to power generation in Latin America. Additionally, International Energy owns a 25 percent interest in National Methanol Company (NMC), a large regional producer of methyl tertiary butyl ether (MTBE) located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting.
Commercial Portfolio builds, develops and operates wind and solar renewable generation and energy transmission projects throughout the U.S. The segment was renamed as a result of the sale of the nonregulated Midwest generation business, as discussed in Note 2. For periods subsequent to the sale, beginning in the second quarter of 2015, certain immaterial results of operations and related assets previously presented in the Commercial Portfolio segment are presented in Regulated Utilities and Other.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of unallocated corporate interest expense, unallocated corporate costs, contributions to The Duke Energy Foundation and the operations of Duke Energy’s wholly owned captive insurance subsidiary, Bison Insurance Company Limited (Bison).

	Three Months Ended September 30, 2015
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$6,138	$281	$66	$6,485	$(2)	$—	$6,483
Intersegment revenues	9	—	—	9	19	(28)	—
Total revenues	$6,147	$281	$66	$6,494	$17	$(28)	$6,483
Segment income (loss)(a)(b)	$905	$69	$(3)	$971	$(34)	$—	$937
Add back noncontrolling interests							3
Loss from discontinued operations, net of tax							(5)
Net income							$935
Segment assets	$110,520	$3,730	$3,841	$118,091	$2,757	$185	$121,033
(a)    Regulated Utilities includes an after-tax charge of $56 million related to the Edwardsport settlement. Refer to Note 4 for further information.
(b)    Other includes $15 million of after-tax costs to achieve the 2012 Progress Energy merger.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended September 30, 2014
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,975	$366	$50	$6,391	$4	$—	$6,395
Intersegment revenues	11	—	—	11	21	(32)	—
Total revenues	$5,986	$366	$50	$6,402	$25	$(32)	$6,395
Segment income (loss)(a)	$920	$80	$(17)	$983	$(92)	$(3)	$888
Add back noncontrolling interests							3
Income from discontinued operations, net of tax							378
Net income							$1,269
(a)     Other includes $35 million of after-tax costs to achieve the 2012 Progress Energy merger.

	Nine Months Ended September 30, 2015
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$17,062	$841	$214	$18,117	$20	$—	$18,137
Intersegment revenues	28	—	—	28	58	(86)	—
Total revenues	$17,090	$841	$214	$18,145	$78	$(86)	$18,137
Segment income (loss)(a)(b)(c)	$2,311	$157	$(35)	$2,433	$(119)	$(4)	$2,310
Add back noncontrolling interests							10
Income from discontinued operations, net of tax(d)							29
Net income							$2,349

(a)	Regulated Utilities includes an after-tax charge of $56 million related to the Edwardsport settlement. Refer to Note 4 for further information.
(b)    Other includes $42 million of after-tax costs to achieve the 2012 Progress Energy merger.

(c)
Commercial Portfolio includes state tax expense of $41 million, resulting from changes to state apportionment factors due to the sale of the Disposal Group, that does not qualify for discontinued operations. Refer to Note 2 for further information related to the sale.

(d)	Includes after-tax impact of $53 million for the settlement agreement reached in a lawsuit related to the Disposal Group. Refer to Note 5 for further information related to the lawsuit.

	Nine Months Ended September 30, 2014
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$17,041	$1,111	$195	$18,347	$19	$—	$18,366
Intersegment revenues	33	—	—	33	60	(93)	—
Total revenues	$17,074	$1,111	$195	$18,380	$79	$(93)	$18,366
Segment income (loss)(a)(b)	$2,346	$356	$(70)	$2,632	$(269)	$(7)	$2,356
Add back noncontrolling interest							11
Loss from discontinued operations, net of tax							(578)
Net income							$1,789

(a)	Commercial Portfolio includes a pretax impairment charge of $94 million related to OVEC. Refer to Note 13 for further information.
(b)    Other includes $107 million of after-tax costs to achieve the 2012 Progress Energy merger.
DUKE ENERGY OHIO
Duke Energy Ohio had two reportable operating segments, Regulated Utilities and Commercial Portfolio, prior to the sale of the nonregulated Midwest generation business. As a result of the sale discussed in Note 2, Commercial Portfolio no longer qualifies as a Duke Energy Ohio reportable operating segment. Therefore, for periods subsequent to the sale, beginning in the second quarter of 2015, all of the remaining assets and related results of operations previously presented in Commercial Portfolio are presented in Regulated Utilities and Other.
Regulated Utilities transmits and distributes electricity in portions of Ohio and Kentucky, and generates and sells electricity in portions of Kentucky. Regulated Utilities also transports and sells natural gas in portions of Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and its wholly owned subsidiary, Duke Energy Kentucky.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Other is primarily comprised of governance costs allocated by its parent, Duke Energy, and revenues and expenses related to Duke Energy Ohio's contractual arrangement to buy power from OVEC's power plants. For additional information on related party transactions refer to Note 9.
Duke Energy Ohio had no intersegment revenues for the three and nine months ended September 30, 2015.

	Three Months Ended September 30, 2015
	Regulated
(in millions)	Utilities	Other	Eliminations	Consolidated
Total revenues	$456	$6	$—	$462
Segment income (loss)	$46	$(12)	$—	$34
Loss from discontinued operations, net of tax				(2)
Net income				$32
Segment assets	$6,961	$126	$(4)	$7,083

	Three Months Ended September 30, 2014
			Total
	Regulated	Commercial	Reportable
(in millions)	Utilities	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$440	$6	$446	$—	$—	$446
Intersegment revenues	1	—	1	—	(1)	—
Total revenues	$441	$6	$447	$—	$(1)	$446
Segment income (loss)	$43	$(13)	$30	$(4)	$—	$26
Income from discontinued operations, net of tax						413
Net income						$439

	Nine Months Ended September 30, 2015
			Total
	Regulated	Commercial	Reportable
(in millions)	Utilities	Portfolio	Segments	Other	Eliminations	Consolidated
Total revenues	$1,424	$14	$1,438	$15	$—	$1,453
Segment income (loss)	$135	$(9)	$126	$(20)	$—	$106
Income from discontinued operations, net of tax(a)						23
Net income						$129

(a)	Includes an after-tax charge of $53 million for the settlement agreement reached in a lawsuit related to the Disposal Group. Refer to Note 5 for further information.

	Nine Months Ended September 30, 2014
			Total
	Regulated	Commercial	Reportable
(in millions)	Utilities	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$1,416	$17	$1,433	$—	$—	$1,433
Intersegment revenues	1	—	1	—	(1)	—
Total revenues	$1,417	$17	$1,434	$—	$(1)	$1,433
Segment income (loss)(a)	$151	$(101)	$50	$(11)	$—	$39
Loss from discontinued operations, net of tax						(597)
Net loss						$(558)
(a)    Commercial Portfolio includes a pretax impairment charge of $94 million related to OVEC. See Note 13 for additional information.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA AND DUKE ENERGY INDIANA
The remaining Subsidiary Registrants each have one reportable operating segment, Regulated Utilities, which generates, transmits, distributes and sells electricity. The remainder of each company’s operations is classified as Other. While not considered a reportable segment for any of these companies, Other consists of certain unallocated corporate costs. The following table summarizes the net loss for Other at each of these registrants.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Duke Energy Carolinas	$(10)	$(19)	$(28)	$(67)
Progress Energy(a)	(3)	(48)	(87)	(145)
Duke Energy Progress	(4)	(10)	(12)	(23)
Duke Energy Florida	(3)	(5)	(9)	(16)
Duke Energy Indiana	(2)	(3)	(6)	(10)

(a)
Other for Progress Energy also includes interest expense on corporate debt instruments of $61 million and $180 million for the three and nine months ended September 30, 2015, respectively, and $58 million and $181 million for the three and nine months ended September 30, 2014, respectively.

The assets of Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana are substantially all included within the Regulated Utilities segment at September 30, 2015 and 2014.
4. REGULATORY MATTERS
RATE RELATED INFORMATION
The NCUC, PSCSC, FPSC, IURC, PUCO and KPSC approve rates for retail electric and natural gas services within their respective states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates (excluding Ohio, Kentucky and Indiana), as well as sales of transmission service.
Duke Energy Carolinas
William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity (CECPCN) for the construction and operation of a 750 MW combined-cycle natural gas-fired generating plant at Duke Energy Carolinas' existing William States Lee Generating Station in Anderson, South Carolina. Duke Energy Carolinas began construction in July 2015 and estimates a cost to build of $600 million for its share of the facility, including allowance for funds used during construction (AFUDC). The project is expected to be commercially available in late 2017. NCEMC will own approximately 13 percent of the project. On July 3, 2014, the South Carolina Coastal Conservation League and Southern Alliance for Clean Energy jointly filed a Notice of Appeal with the Court of Appeals of South Carolina seeking the court's review of the PSCSC's decision, claiming the PSCSC did not properly consider a request related to a proposed solar facility prior to granting approval of the CECPCN. The case has been fully briefed and is pending in the Court of Appeals. Oral arguments are expected to be heard in January 2016. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
Sutton Black Start Combustion Turbine CPCN
On April 15, 2015, Duke Energy Progress filed a Certificate of Public Convenience and Necessity (CPCN) application with the NCUC for approval to construct an 84 MW black start combustion turbine (CT) project at the existing Sutton Plant (Sutton Black Start CT Project). The Sutton Black Start CT Project would replace three existing CTs with total capacity of 61 MW with two new 42 MW CT units with black start and fast start capability. In addition to peaking system capacity, the Sutton Black Start CT Project will provide regional black start capability and tertiary backup power services for the Brunswick Nuclear Plant. In June 2015, the Public Staff of the NCUC recommended the NCUC approve Duke Energy Progress' application. On August 3, 2015, the NCUC issued an order granting the application and requiring annual construction and cost progress reports. The new units are expected to be commercially available in the summer of 2017.
Western Carolinas Modernization Plan
In May 2015, Duke Energy Progress announced a $1.1 billion plan to modernize the Western Carolinas energy system. The plan included retirement of the Asheville coal-fired plant, building a 650 MW combined-cycle natural gas power plant, installing solar generation at the site, building new transmission lines, a new substation and upgrades to area substations. On June 24, 2015, the North Carolina governor signed into law the North Carolina Mountain Energy Act of 2015 (Mountain Energy Act) which provides for an expedited CPCN process for the proposed Asheville combined-cycle project and extends certain North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) deadlines for the coal ash basin at the Asheville Plant site.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On November 4, 2015, in response to community feedback, Duke Energy Progress announced a revised plan. The revised plan replaces the planned 650 MW plant with two 280 MW combined-cycle natural gas plants having duel fuel capability, with the option to build a third gas unit in 2023 based upon the outcome of initiatives to reduce the region's power demand. The revised plan includes upgrades to existing transmission lines and substations, but eliminates the need for a new transmission line and a new substation associated with the project in South Carolina. The revised plan has the same overall project cost as the original plan, and the plans to install solar generation remain unchanged. These investments will be made within the next five years in North Carolina. Duke Energy Progress is also working with the local natural gas distribution company to upgrade an existing natural gas pipeline to serve the natural gas plant. The plan requires various approvals including regulatory approvals in North Carolina. Duke Energy Progress plans to file for a CPCN with the NCUC for the new gas units in January 2016.
The carrying value of the 376 MW Asheville coal-fired plant, including associated ash basin closure costs, of $460 million is included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheet as of September 30, 2015.
Duke Energy Florida
FERC Transmission Return on Equity Complaint
Seminole Electric Cooperative, Inc. and Florida Municipal Power Agency filed multiple complaints with the FERC alleging Duke Energy Florida's current rate of return on equity in transmission formula rates of 10.8 percent is unjust and unreasonable. The latest complaint, filed on August 12, 2014, claims the rate of return on equity should be reduced to 8.69 percent. The FERC consolidated all complaints for the purposes of settlement, hearing and decision. On July 21, 2015, the parties filed with the FERC for approval of a settlement agreement under which (i) Duke Energy Florida will pay a total of $14.1 million as refunds for all periods through December 31, 2014, (ii) the rate of return on equity will be 10 percent effective January 1, 2015, and (iii) none of the parties will seek a change in the rate of return on equity prior to January 1, 2018. Amounts to be refunded are included in Other within Current Liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2015. FERC approval of the settlement is pending.
Citrus County Combined Cycle Facility
On October 2, 2014, the FPSC granted Duke Energy Florida a Determination of Need for the construction of a 1,640 MW combined-cycle natural gas plant in Citrus County, Florida. On May 5, 2015, the Florida Department of Environmental Protection approved Duke Energy Florida's Site Certification Application. The facility is expected to be commercially available in 2018 at an estimated cost of $1.5 billion, including AFUDC. The project has received all required permits and approvals and construction began in October 2015.
Purchase of Osprey Energy Center
In December 2014, Duke Energy Florida and Osprey Energy Center, LLC, a wholly owned subsidiary of Calpine Corporation (Calpine), entered into an Asset Purchase and Sale Agreement for the purchase of a 599 MW combined-cycle natural gas plant in Auburndale, Florida (Osprey Plant acquisition) for approximately $166 million. On January 30, 2015, Duke Energy Florida petitioned the FPSC requesting a determination that the Osprey Plant acquisition or, alternatively, the construction of a 320 MW combustion turbine at its existing Suwannee generating facility (Suwannee project) with an estimated cost of $197 million, is the most cost-effective generation alternative to meet Duke Energy Florida's remaining generation need prior to 2018. On July 21, 2015, the FPSC approved the Osprey Plant acquisition as the most cost-effective alternative and issued an order of approval on July 31, 2015. On July 24, 2015, the FERC issued an order approving the Osprey Plant acquisition. Closing of the acquisition is contingent upon the expiration of the Hart-Scott-Rodino waiting period and is expected to occur by the first quarter of 2017, upon the expiration of an existing Power Purchase Agreement between Calpine and Duke Energy Florida.
Crystal River Unit 3
On May 22, 2015, Duke Energy Florida petitioned the FPSC for approval to include in base rates the revenue requirement for the projected $1.298 billion Crystal River Unit 3 regulatory asset as authorized by the 2013 Revised and Restated Stipulation and Settlement Agreement (2013 Agreement). On September 15, 2015, the FPSC approved Duke Energy Florida's motion for approval of a settlement agreement with intervenors to reduce the value of the projected Crystal River Unit 3 regulatory asset to be recovered to $1.283 billion as of December 31, 2015. An impairment charge of $15 million was recognized in the third quarter of 2015 to adjust the regulatory asset balance. The initial annual revenue requirement for this approved value is estimated to be $168 million.
In June 2015, the governor of Florida signed legislation to allow utilities to petition for a financing order for securitization of certain retired nuclear generation assets. On July 27, 2015, Duke Energy Florida petitioned the FPSC for a financing order to issue nuclear asset-recovery bonds to finance the Crystal River Unit 3 regulatory asset. If the FPSC issues an acceptable financing order and Duke Energy Florida issues the bonds, the securitization would replace the base rate recovery methodology authorized by the 2013 Agreement and result in a lower rate impact to customers. The annual revenue requirement with securitization, subject to changes in assumed interest rates and timing of issuance of the securitization bonds, is estimated to be approximately $93 million. On October 14, 2015, the FPSC approved an agreement on all securitization-related issues and is expected to issue a final financing order in the fourth quarter of 2015. If approved, Duke Energy Florida expects to issue securitization bonds in early 2016.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Levy Nuclear Project
On April 16, 2015, the FPSC approved Duke Energy Florida’s petition to cease collection of the Levy Nuclear Project fixed charge beginning with the first billing cycle in May 2015. Duke Energy Florida also sought approval to defer collection of the $54 million regulatory asset until the conclusion of litigation with Westinghouse Electric Co. The FPSC determined it was unnecessary to act on the request, finding that its previous order requiring a downward adjustment in projected costs primarily affected the timing of when the fixed charge would end and did not disallow the recovery of costs previously determined to be prudent. On August 18, 2015, the FPSC approved to leave the Levy Nuclear Project portion of the Nuclear Cost Recovery Clause charge at zero dollars for 2016 and 2017, consistent with the 2013 Settlement. Duke Energy Florida will submit by May 2017 a true-up of Levy Nuclear Project costs or credits to be recovered no earlier than January 2018. To the extent costs become known after May 2017, Duke Energy Florida will petition for recovery at that time.
Duke Energy Ohio
DE Ohio Energy Efficiency Cost Recovery
On March 28, 2014, Duke Energy Ohio filed an application for recovery of program costs, lost distribution revenue and performance incentives related to its energy efficiency and peak demand reduction programs. These programs are undertaken to comply with environmental mandates set forth in Ohio law. After a comment period, the PUCO approved Duke Energy Ohio’s application, but found that Duke Energy Ohio was not permitted to use banked energy savings from previous years in order to calculate the amount of allowed incentive. This conclusion represented a change to the cost recovery mechanism that had been agreed to by intervenors and approved by the PUCO in previous cases. As a result of the PUCO’s decision, Duke Energy Ohio reversed $23 million in revenues for the period between January 2013 and April 2015 in second quarter 2015. The PUCO granted Duke Energy Ohio's application for rehearing on July 8, 2015. Substantive ruling on the application for rehearing is pending.
2014 Electric Security Plan
In April 2015, the PUCO modified and approved Duke Energy Ohio's proposed ESP, with a three-year term and an effective date of June 1, 2015. The PUCO approved a competitive procurement process for SSO load, a distribution capital investment rider and a tracking mechanism for incremental distribution expenses caused by major storms. The PUCO order also approved a placeholder tariff for a price stabilization rider, but denied Duke Energy Ohio's specific request to include OVEC in the rider at this time; however, the order allows Duke Energy Ohio to submit additional information to request recovery in the future. On May 4, 2015, Duke Energy Ohio filed an application for rehearing requesting the PUCO to modify or amend certain aspects of the order. On May 14, 2015, Duke Energy Ohio completed a competitive bidding process to procure a portion of the supply for its SSO load for the term of the ESP. The PUCO approved the results on May 15, 2015. On May 28, 2015, the PUCO granted all applications for rehearing filed in the case for future consideration. Duke Energy Ohio cannot predict the outcome of this matter.
2012 Natural Gas Rate Case
On November 13, 2013, the PUCO issued an order approving a settlement among Duke Energy Ohio, the PUCO Staff and intervening parties (the Gas Settlement). The Gas Settlement provided for (i) no increase in base rates for natural gas distribution service and (ii) a return on equity of 9.84 percent. The Gas Settlement provided for a subsequent hearing on Duke Energy Ohio’s request for rider recovery of environmental remediation costs associated with its former manufactured gas plant (MGP) sites. The PUCO authorized Duke Energy Ohio to recover $56 million, excluding carrying costs, of environmental remediation costs. The MGP rider became effective in April 2014 for a five-year period. On March 31, 2014, Duke Energy Ohio filed an application with the PUCO to adjust the MGP rider for investigation and remediation costs incurred in 2013.
Certain consumer groups appealed the PUCO’s decision authorizing the MGP rider to the Ohio Supreme Court and asked the court to stay implementation of the PUCO’s order and collections under the MGP rider pending their appeal. The Ohio Supreme Court granted the motion to stay and subsequently required the posting of a bond to effectuate the stay. When the bond was not posted, the PUCO approved Duke Energy Ohio’s request, in January 2015, to reinstate collections under the MGP rider and Duke Energy Ohio resumed billings. Amounts collected prior to the suspension of the rider were immaterial. On March 31, 2015, Duke Energy Ohio filed an application to adjust the MGP rider to recover remediation costs incurred in 2014. Duke Energy Ohio cannot predict the outcome of the appeal of this matter.
Regional Transmission Organization (RTO) Realignment
Duke Energy Ohio, including Duke Energy Kentucky, transferred control of its transmission assets from Midcontinent Independent System Operator, Inc. (MISO) to PJM Interconnection, LLC (PJM), effective December 31, 2011.
On December 22, 2010, the KPSC approved Duke Energy Kentucky’s request to effect the RTO realignment, subject to a commitment not to seek double recovery in a future rate case of the transmission expansion fees that may be charged by MISO and PJM in the same period or overlapping periods.
On May 25, 2011, the PUCO approved a settlement between Duke Energy Ohio, Ohio Energy Group, the Office of Ohio Consumers’ Counsel and the PUCO Staff related to Duke Energy Ohio’s recovery of certain costs of the RTO realignment via a non-bypassable rider. Duke Energy Ohio is allowed to recover all MISO Transmission Expansion Planning (MTEP) costs, including but not limited to Multi Value Project (MVP) costs, directly or indirectly charged to Ohio customers. Duke Energy Ohio also agreed to vigorously defend against any charges for MVP projects from MISO.
Upon its exit from MISO on December 31, 2011, Duke Energy Ohio recorded a liability for its exit obligation and share of MTEP costs, excluding MVP. This liability was recorded within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s Condensed Consolidated Balance Sheets.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

As of September 30, 2015, Duke Energy Ohio had recorded obligations of $91 million related to its withdrawal from MISO and a Regulatory asset of $72 million recorded on the Condensed Consolidated Balance Sheets. MTEP costs billed by MISO are recovered by Duke Energy Ohio through a non-bypassable rider.
MVP. MISO approved 17 MVP proposals prior to Duke Energy Ohio’s exit from MISO on December 31, 2011. Construction of these projects is expected to continue through 2020. Costs of these projects, including operating and maintenance costs, property and income taxes, depreciation and an allowed return, are allocated and billed to MISO transmission owners.
On December 29, 2011, MISO filed a tariff with the FERC providing for the allocation of MVP costs to a withdrawing owner based on monthly energy usage. The FERC set for hearing (i) whether MISO’s proposed cost allocation methodology to transmission owners who withdrew from MISO prior to January 1, 2012 is consistent with the tariff at the time of their withdrawal from MISO and, (ii) if not, what the amount of and methodology for calculating any MVP cost responsibility should be. In 2012, MISO estimated Duke Energy Ohio’s MVP obligation over the period from 2012 to 2071 at $2.7 billion, on an undiscounted basis. On July 16, 2013, a FERC Administrative Law Judge (ALJ) issued an initial decision. Under this initial decision, Duke Energy Ohio would be liable for MVP costs. Duke Energy Ohio filed exceptions to the initial decision, requesting the FERC overturn the ALJ’s decision.
On October 29, 2015, the FERC issued an order reversing the ALJ's decision. FERC ruled that the cost allocation methodology is not consistent with the MISO tariff and that Duke Energy Ohio has no liability for MVP costs after its withdrawal from MISO. MISO has 30 days from the date of the order to file a request for rehearing with FERC.
FERC Transmission Return on Equity and MTEP Cost Settlement
On October 14, 2011, Duke Energy Ohio and Duke Energy Kentucky submitted with the FERC proposed modifications to the PJM Interconnection Open Access Transmission Tariff pertaining to recovery of the transmission revenue requirement as PJM transmission owners. The filing was made in connection with Duke Energy Ohio's and Duke Energy Kentucky's move from MISO to PJM effective December 31, 2011. On April 24, 2012, the FERC issued an order accepting the proposed filing effective January 1, 2012, except that the order denied a request to recover certain costs associated with the move from MISO to PJM without prejudice to the right to submit another filing seeking such recovery and including certain additional evidence, and set the rate of return on equity of 12.38 percent for settlement and hearing. On April 16, 2015, the FERC approved a settlement agreement between Duke Energy Ohio, Duke Energy Kentucky and six PJM transmission customers with load in the Duke Energy Ohio and Duke Energy Kentucky zone. The principal terms of the settlement agreement are that, effective upon the date of FERC approval, (i) the return on equity for wholesale transmission service is reduced to 11.38 percent, (ii) the settling parties agreed not to seek a change in the return on equity that would be effective prior to June 1, 2017, and (iii) Duke Energy Ohio and Duke Energy Kentucky will recover 30 percent of the wholesale portion of costs arising from their obligation to pay any portion of the costs of projects included in any MTEP that was approved prior to the date of Duke Energy Ohio's and Duke Energy Kentucky's integration into PJM.
Duke Energy Indiana
Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant
On November 20, 2007, the IURC granted Duke Energy Indiana a CPCN for the construction of the Edwardsport IGCC Plant. The Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. (collectively, the Joint Intervenors) were intervenors in several matters related to the Edwardsport IGCC Plant. The Edwardsport IGCC Plant was placed in commercial operation in June 2013. Costs for the Edwardsport IGCC Plant are recovered from retail electric customers via a tracking mechanism, the IGCC rider. Updates to the IGCC rider are filed semi-annually.
The ninth semi-annual IGCC rider order was appealed by the Joint Intervenors. On September 8, 2014, the Indiana Court of Appeals remanded the IURC order in the ninth IGCC rider proceeding back to the IURC for further findings. On February 25, 2015, the IURC issued a new order upholding its prior decision and provided additional detailed findings. Joint Intervenors appealed this remand order to the Indiana Court of Appeals. On September 23, 2015, the Indiana Court of Appeals affirmed the IURC remand decision on one of the key financial issues. The Indiana Court of Appeals found that there was sufficient evidence for the IURC to find that the three-month delay in construction for this time period was not unreasonable and therefore the costs of such delay should be borne by Duke Energy Indiana customers. The Indiana Court of Appeals found that the IURC did not support its findings regarding the ratemaking impact of the tax in-service declaration and reversed and remanded this issue back to the IURC, with direction to hold further proceedings and issue additional findings on the issue. The Joint Intervenors have requested a rehearing of the Indiana Court of Appeals decision.
The 10th semi-annual IGCC rider order was also appealed by the Joint Intervenors. On August 21, 2014 the Indiana Court of Appeals affirmed the IURC order in the 10th IGCC rider proceeding and on October 29, 2014 denied the Joint Intervenors' request for rehearing. The Joint Intervenors requested the Indiana Supreme Court to review the decision, which was denied on April 23, 2015, concluding the appeal. Duke Energy Indiana has filed the 14th and 15th semi-annual IGCC rider proceedings.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The 11th through 15th semi-annual IGCC riders and a subdocket to Duke Energy Indiana's fuel adjustment clause are currently in various stages of approval by the IURC in the filing process. Issues in these filings include the determination whether the IGCC plant was properly declared in service for ratemaking purposes in June 2013 and a review of the operational performance of the plant. On September 17, 2015, Duke Energy Indiana, the OUCC, the Industrial Group and Nucor Steel Indiana reached a settlement agreement to resolve these pending issues. The proposed settlement will result in customers not being billed for previously incurred but deferred operating costs of $78 million, a refund of previously recovered operating costs of $7 million and for additional Duke Energy Indiana payments and commitments of $5 million for attorneys’ fees and to fund consumer programs. Duke Energy Indiana recorded Impairment charges of $85 million and Other Income and Expenses, net of $5 million in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015. Duke Energy Indiana also recorded a $78 million reduction of Regulatory assets within Regulatory Assets and Deferred Debits, an additional $7 million of Other within Deferred Credits and Other Liabilities and $5 million of Accounts payable within Current Liabilities on the Condensed Consolidated Balance Sheets at September 30, 2015. Additionally, under the proposed settlement, the operating and maintenance expenses and ongoing maintenance capital at the plant are subject to certain caps during the years of 2016 and 2017. Pursuant to the settlement, the in-service date used for accounting and ratemaking will remain as June 2013. Remaining deferred costs will be recovered over eight years and not earn a carrying cost. As of September 30, 2015, deferred costs related to the project are approximately $108 million. Future IGCC riders will be filed annually, rather than every six months, with the next filing scheduled for first quarter 2017. The settlement is subject to IURC approval, which the parties hope to receive in the first half of 2016. Duke Energy Indiana cannot predict the outcome of the settlement of these matters or future IGCC rider proceedings.
FERC Transmission Return on Equity Complaint
Customer groups have filed with the FERC complaints against MISO and its transmission-owning members, including Duke Energy Indiana, alleging, among other things, that the current base rate of return on equity earned by MISO transmission owners of 12.38 percent is unjust and unreasonable. The latest complaint, filed on February 12, 2015, claims the base rate of return on equity should be reduced to 8.67 percent and requests a consolidation of complaints. On January 5, 2015, the FERC issued an order accepting the MISO transmission owners 0.50 percent adder to the base rate of return on equity based on participation in an RTO subject to it being applied to a return on equity that is shown to be just and reasonable in the pending return on equity complaint. A hearing in the base return on equity proceeding was held in August 2015. The motion to consolidate complaints was denied. A hearing on the second complaint proceeding is scheduled to begin February 16, 2016. Duke Energy Indiana cannot predict the outcome of this matter.
Grid Infrastructure Improvement Plan
On August 29, 2014, Duke Energy Indiana filed a seven-year grid infrastructure improvement plan with the IURC with an estimated cost of $1.9 billion, focusing on the reliability, integrity and modernization of the transmission and distribution system. In May 2015, the IURC denied the proposal due to an insufficient level of detailed projects and cost estimates in the plan. Duke Energy Indiana is evaluating the order and plans to file a revised infrastructure improvement plan by the end of 2015.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont and AGL Resources announced the formation of a company, ACP, to build and own the proposed Atlantic Coast Pipeline (the pipeline), a 564-mile interstate natural gas pipeline. The pipeline is designed to meet the needs identified in requests for proposals by Duke Energy Carolinas, Duke Energy Progress and Piedmont Natural Gas. Dominion will build and operate the pipeline and has a 45 percent ownership percentage in ACP. Duke Energy has a 40 percent ownership interest in ACP through its Commercial Portfolio segment. Piedmont owns 10 percent and the remaining share is owned by AGL Resources. Duke Energy Carolinas and Duke Energy Progress, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval. In October 2014, the NCUC and PSCSC approved the Duke Energy Carolinas and Duke Energy Progress requests to enter into certain affiliate agreements, pay compensation to ACP and to grant a waiver of certain Code of Conduct provisions relating to contractual and jurisdictional matters. On September 18, 2015, ACP filed an application with the FERC requesting a CPCN authorizing ACP to construct the pipeline. ACP requested approval of the application by July 1, 2016 to enable construction to begin by September 2016, with an in-service date of on or before November 1, 2018. ACP also requested approval of an open access tariff and the precedent agreements it entered into with future pipeline customers, including Duke Energy Carolinas and Duke Energy Progress.
On October 24, 2015, Duke Energy entered into a Merger Agreement with Piedmont. The ACP partnership agreement includes provisions to allow Dominion an option to purchase additional ownership interest in ACP to maintain a leading ownership percentage. Any change in ownership interests is not expected to be material to Duke Energy. Refer to Note 2 for further information related to Duke Energy's proposed acquisition of Piedmont.
Sabal Trail Transmission, LLC Pipeline
On May 4, 2015, Duke Energy acquired a 7.5 percent ownership interest from Spectra Energy in the proposed 500-mile Sabal Trail natural gas pipeline. Spectra Energy will continue to own 59.5 percent of the Sabal Trail pipeline and NextEra Energy will own the remaining 33 percent. The Sabal Trail pipeline will traverse Alabama, Georgia and Florida to meet rapidly growing demand for natural gas in those states. The primary customers of the Sabal Trail pipeline, Duke Energy Florida and Florida Power & Light Company, have each contracted to buy pipeline capacity for 25-year initial terms. The Sabal Trail pipeline, scheduled to begin service in 2017, requires federal and other regulatory approvals.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

East Bend Station
On December 30, 2014, Duke Energy Ohio acquired The Dayton Power and Light Company's (DP&L) 31 percent interest in the jointly owned East Bend Station for approximately $12.4 million. The purchase price, in accordance with FERC guidelines, was reflected with the net purchase amount as an increase to property, plant and equipment as of December 31, 2014 and with the DP&L's historical original cost as an increase to property, plant and equipment and accumulated depreciation as of September 30, 2015. On August 20, 2015, the KPSC approved Duke Energy Kentucky's application to use the purchase price as the value of the newly acquired interest in the East Bend Station for depreciation purposes and ratemaking.
NC WARN FERC Complaint
On December 16, 2014, North Carolina Waste Awareness and Reduction Network filed a complaint with the FERC against Duke Energy Carolinas and Duke Energy Progress that alleged (i) Duke Energy Carolinas and Duke Energy Progress manipulated the electricity market by constructing costly and unneeded generation facilities leading to unjust and unreasonable rates; (ii) Duke Energy Carolinas and Duke Energy Progress failed to comply with Order 1000 by not effectively connecting their transmission systems with neighboring utilities which also have excess capacity; (iii) the plans of Duke Energy Carolinas and Duke Energy Progress for unrealistic future growth lead to unnecessary and expensive generating plants; (iv) the FERC should investigate the practices of Duke Energy Carolinas and Duke Energy Progress and the potential benefits of having them enter into a regional transmission organization; and (v) the FERC should force Duke Energy Carolinas and Duke Energy Progress to purchase power from other utilities rather than construct wasteful and redundant power plants. NC WARN also filed a copy of the complaint with the PSCSC on January 6, 2015. In April 2015, the FERC and the PSCSC issued separate orders dismissing the NC WARN petition. On May 14, 2015, NC WARN filed with FERC a motion for reconsideration.
Potential Coal Plant Retirements
The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10 to 20 years), and options being considered to meet those needs. Recent IRPs filed by the Subsidiary Registrants included planning assumptions to potentially retire certain coal-fired generating facilities in North Carolina, Florida and Indiana earlier than their current estimated useful lives. These facilities do not have the requisite emission control equipment, primarily to meet United States Environmental Protection Agency (EPA) regulations recently approved or proposed.
The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement due to a lack of requisite environmental control equipment. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets.

	September 30, 2015
			Duke	Duke
	Duke	Progress	Energy	Energy
	Energy	Energy(b)	Florida(b)	Indiana(c)
Capacity (in MW)	1,541	873	873	668
Remaining net book value (in millions)(a)	$207	$121	$121	$86

(a)	Remaining net book value amounts presented exclude any capitalized asset retirement costs related to closure of ash basins.

(b)	Includes Crystal River Units 1 and 2.

(c)
Includes Wabash River Units 2 through 6. Wabash River Unit 6 is being evaluated for potential conversion to natural gas. Duke Energy Indiana committed to retire or convert the Wabash River Units 2 through 6 by June 2018 in conjunction with a settlement agreement associated with the Edwardsport air permit.

On October 23, 2015, the EPA published in the Federal Register the Clean Power Plan (CPP) rule for regulating carbon dioxide (CO2) emissions from existing fossil fuel-fired electric generating units (EGUs). The CPP establishes CO2 emission rates and mass cap goals that apply to fossil fuel-fired generation. Under the CPP, states are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016, or no later than September 2, 2018 with an approved extension. These state plans are subject to EPA approval, with a federal plan applied to states that fail to submit a plan to the EPA or if a state plan is not approved. Legal challenges to the CPP have been filed by stakeholders and motions to stay the requirements of the rule pending the outcome of the litigation have also been filed. Final resolution of these legal challenges could take several years. Compliance with CPP could cause the industry to replace coal generation with natural gas and renewables, especially in states that have significant CO2 reduction targets under the rule. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, and this may result in the retirement of coal-fired generation plants earlier than the current useful lives. Duke Energy continues to evaluate the need to retire generating facilities and plans to seek regulatory recovery, where appropriate, for amounts that have not been recovered upon asset retirements. However, recovery is subject to future regulatory approval, including the recovery of carrying costs on remaining book values, and therefore cannot be assured.
In addition to evaluations based on the extent facilities are equipped to comply with environmental regulations, Duke Energy continually monitors and evaluates the appropriate generation mix and fuel diversity for its generation fleet when making retirement decisions. Duke Energy Carolinas is evaluating the potential retirement of coal-fired generating units with a net carrying value of approximately $110 million, excluding capitalized asset retirement costs related to closure of ash basins, included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets. These generating units are not included in the table above.
Refer to the "Western Carolinas Modernization Plan" discussion above for details of Duke Energy Progress' planned retirements.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

5. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL
Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. The Subsidiary Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on the Duke Energy Registrants.
The following environmental matters impact all of the Duke Energy Registrants.
Remediation Activities
The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include certain properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, remediation activities vary based upon site conditions and location, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives and/or regulatory decisions have not yet been determined. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other in the Condensed Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.
The following tables contain information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Nine Months Ended September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at beginning of period	$97	$10	$17	$5	$12	$54	$10
Provisions/adjustments	4	—	3	—	3	1	3
Cash reductions	(4)	—	(2)	(1)	(1)	(1)	(1)
Balance at end of period	$97	$10	$18	$4	$14	$54	$12

	Nine Months Ended September 30, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at beginning of period	$79	$11	$27	$8	$19	$27	$7
Provisions/adjustments	34	(1)	4	3	1	28	3
Cash reductions	(8)	—	(6)	(4)	(2)	(1)	(1)
Balance at end of period	$105	$10	$25	$7	$18	$54	$9
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are presented in the table below.

(in millions)
Duke Energy	$79
Duke Energy Carolinas	25
Progress Energy	4
Duke Energy Progress	1
Duke Energy Florida	3
Duke Energy Ohio	43
Duke Energy Indiana	7

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

North Carolina and South Carolina Ash Basins
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River Steam Station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river. In July 2014, Duke Energy completed remediation work identified by the EPA and continues to cooperate with the EPA's civil enforcement process. Total repairs and remediation expenses incurred by Duke Energy Carolinas related to the release were approximately $24 million. No additional expenses were recorded in 2015. Duke Energy Carolinas will not seek recovery of these costs from ratepayers. See the "Litigation" section below for additional information on litigation, investigations and enforcement actions related to ash basins, including the Memorandum of Plea Agreement (Plea Agreements) in connection to the North Carolina Ash Basin Grand Jury Investigation. Other costs related to the Dan River release, including pending or future state or federal civil enforcement proceedings, future regulatory directives, natural resources damages, additional pending litigation, future claims or litigation and long-term environmental impact costs, cannot be reasonably estimated at this time.
On September 20, 2014, the Coal Ash Act became law and was amended on June 24, 2015, by the Mountain Energy Act. The Coal Ash Act, as amended, (i) establishes a Coal Ash Management Commission (Coal Ash Commission) to oversee handling of coal ash within the state; (ii) prohibits construction of new and expansion of existing ash impoundments and use of existing impoundments at retired facilities; (iii) requires closure of ash impoundments at Duke Energy Progress' Asheville and Sutton plants and Duke Energy Carolinas' Riverbend and Dan River stations no later than August 1, 2019 (the Mountain Energy Act provides for the potential extension of closure of the Asheville impoundment until 2022); (iv) requires dry disposal of fly ash at active plants, excluding the Asheville Plant, not retired by December 31, 2018; (v) requires dry disposal of bottom ash at active plants, excluding the Asheville Plant, by December 31, 2019, or retirement of active plants; (vi) requires all remaining ash impoundments in North Carolina to be categorized as high-risk, intermediate-risk or low-risk no later than December 31, 2015 by the North Carolina Department of Environmental Quality (NCDEQ), formerly the North Carolina Department of Environment and Natural Resources, with the method of closure and timing to be based upon the assigned risk, with closure no later than December 31, 2029; (vii) establishes requirements to deal with groundwater and surface water impacts from impoundments; and (viii) increases the level of regulation for structural fills utilizing coal ash. The Coal Ash Act includes a variance procedure for compliance deadlines and modification of requirements regarding structural fills and compliance boundaries. Provisions of the Coal Ash Act prohibit cost recovery in customer rates for unlawful discharge of ash basin waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of coal combustion residual (CCR) surface impoundments (ash basins or impoundments) to the normal ratemaking processes before utility regulatory commissions. Duke Energy has and will periodically submit to NCDEQ site-specific coal ash impoundment closure plans or excavation plans in advance of closure plans. These plans and all associated permits must be approved by NCDEQ before any excavation or closure work can begin.
In September 2014, Duke Energy Carolinas executed a consent agreement with the South Carolina Department of Health and Environmental Control (SCDHEC) requiring the excavation of an inactive ash basin and ash fill area at the W.S. Lee Steam Station. As part of this agreement, in December 2014, Duke Energy Carolinas filed an ash removal plan and schedule with SCDHEC. In April 2015, the federal CCR rules were published and Duke Energy Carolinas subsequently executed an agreement with the conservation groups Upstate Forever and Save Our Saluda that requires Duke Energy Carolinas to remediate all active and inactive ash storage areas at the W.S. Lee Steam Station. Coal-fired generation at W.S. Lee ceased in 2014 and unit 3 was converted to natural gas in March 2015. In July 2015, Duke Energy Progress executed a consent agreement with the SCDHEC requiring the excavation of an inactive ash fill area at the Robinson Plant within eight years. The Robinson Plant and W.S. Lee Station sites are required to be closed pursuant to the recently issued CCR rule and the provisions of these consent agreements are consistent with the federal CCR closure requirements.
Asset retirement obligations recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the Coal Ash Act, the EPA's CCR rule and other agreements. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. See Note 7 for additional information.
Coal Combustion Residuals
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation classifies CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows beneficial use of CCRs with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. Duke Energy records an asset retirement obligation when it has a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated.
Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana recorded additional asset retirement obligation amounts in the second quarter of 2015 as a result of the EPA's CCR rule. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. See Note 7 for additional information.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

LITIGATION
Duke Energy
Ash Basin Shareholder Derivative Litigation
Five shareholder derivative lawsuits were filed in Delaware Chancery Court relating to the release at Dan River and to the management of Duke Energy’s ash basins. On October 31, 2014, the five lawsuits were consolidated in a single proceeding titled "In Re Duke Energy Corporation Coal Ash Derivative Litigation." On December 2, 2014, plaintiffs filed a Corrected Verified Consolidated Shareholder Derivative Complaint (Consolidated Complaint). The Consolidated Complaint names as defendants several current and former Duke Energy officers and directors (collectively, the “Duke Energy Defendants”). Duke Energy is named as a nominal defendant.
The Consolidated Complaint alleges the Duke Energy Defendants breached their fiduciary duties by failing to adequately oversee Duke Energy’s ash basins and that these breaches of fiduciary duty may have contributed to the incident at Dan River and continued thereafter. The lawsuit also asserts claims against the Duke Energy Defendants for corporate waste (relating to the money Duke Energy has spent and will spend as a result of the fines, penalties and coal ash removal) and unjust enrichment (relating to the compensation and director remuneration that was received despite these alleged breaches of fiduciary duty). The lawsuit seeks both injunctive relief against Duke Energy and restitution from the Duke Energy Defendants. On January 21, 2015, the Duke Energy Defendants filed a Motion to Stay and an alternative Motion to Dismiss. On August 31, 2015, the court issued an order staying the case through November 15, 2015. In October 2015, the Duke Energy Defendants provided an update to the court on the related coal ash litigation.
On March 5, 2015, shareholder Judy Mesirov filed a shareholder derivative complaint (Mesirov Complaint) in North Carolina state court. The lawsuit, styled Mesirov v. Good, is similar to the consolidated derivative action pending in Delaware Chancery Court and was filed against the same current directors and former directors and officers as the Delaware litigation. Duke Energy Corporation, Duke Energy Progress and Duke Energy Carolinas are named as nominal defendants. The Mesirov Complaint alleges that the Duke Energy Board of Directors was aware of Clean Water Act (CWA) compliance issues and failures to maintain structures in ash basins, but that the Board of Directors did not require Duke Energy Carolinas and Duke Energy Progress to take action to remedy deficiencies. The Mesirov Complaint further alleges that the Board of Directors sanctioned activities to avoid compliance with the law by allowing improper influence of NCDEQ to minimize regulation and by opposing previously anticipated citizen suit litigation. The Mesirov Complaint seeks corporate governance reforms and damages relating to costs associated with the Dan River release, remediation of ash basins that are out of compliance with the CWA and defending and payment of fines, penalties and settlements relating to criminal and civil investigations and lawsuits.
In addition to the above derivative complaints, Duke Energy has also received two shareholder litigation demand letters. On May 28, 2014, Duke Energy received a shareholder litigation demand letter sent on behalf of shareholder Mitchell Pinsly. The letter alleges that the members of the Board of Directors and certain officers breached their fiduciary duties by allowing the company to illegally dispose of and store coal ash pollutants. The letter demands that the Board of Directors take action to recover damages associated with those breaches of fiduciary duty; otherwise, the attorney will file a shareholder derivative action. By letter dated July 3, 2014, counsel for the shareholder was informed that the Board of Directors appointed a Demand Review Committee to evaluate the allegations in the demand letter.
On March 24, 2015, Duke Energy received a shareholder litigation demand letter sent on behalf of shareholder Saul Bresalier. The letter alleges that the members of the Board of Directors and certain officers breached their fiduciary duties in their management of Duke Energy's environmental practices, as well as in their decision-making relating to the leadership changes following the close of the Progress Energy merger in July 2012. The letter demands that the Board of Directors take action to recover damages associated with those alleged breaches of fiduciary duty; otherwise, the attorney will file a shareholder derivative action. In May 2015, counsel for the shareholder was informed that the matter had been referred to the Demand Review Committee.
By letter dated September 4, 2015, attorneys for the shareholders were informed that, on the recommendation of the Demand Review Committee, the Board of Directors concluded not to pursue potential claims against individuals. Shareholder Mitchell Pinsly sent a formal demand for records and Duke Energy is responding to this request.
On October 30, 2015, shareholder Saul Bresalier filed a shareholder derivative complaint (Bresalier Complaint) in the U. S. District Court for the District of Delaware. The lawsuit alleges that the Duke Energy Defendants breached their fiduciary duties in connection with coal ash environmental issues, the post-merger change in Chief Executive Officer and oversight of political contributions. Duke Energy is named as a nominal defendant. The Bresalier Complaint contends that the Demand Review Committee failed to appropriately consider the shareholder’s earlier demand for litigation and improperly decided not to pursue claims against the Duke Energy Defendants.
It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with these matters.
Ash Basin Shareholder Securities Litigation
On May 26, 2015, Plaintiff E.F. Greenberg (Plaintiff) filed a lawsuit against the members of the Duke Energy Board of Directors (the Board) alleging violations of Section 14(a) of the Exchange Act for false or misleading statements contained in Duke Energy’s 2015 Proxy Statement. The plaintiff contends the Board caused Duke Energy to omit material facts from the 2015 Proxy Statement that a reasonable shareholder would consider important in casting a vote, especially with respect to the election of directors. Accordingly, Plaintiff alleges that shareholders were misled in casting their votes. Plaintiff seeks a determination that the 2015 Proxy Statement was false and misleading, an order from the court invalidating all votes from the Annual Meeting and requiring a revised 2015 Proxy Statement, as well as attorneys’ fees. On July 31, 2015, the defendants filed a Motion to Dismiss the case. On October 2, 2015, the Plaintiff filed a Motion for Summary Judgment. On October 30, 2015, the parties signed an agreement whereby the Plaintiff will voluntarily dismiss the case. The terms of the agreement are immaterial to Duke Energy.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Progress Energy Merger Shareholder Litigation
Duke Energy, the 11 members of the Board of Directors who were also members of the pre-merger Board of Directors (Legacy Duke Energy Directors) and certain Duke Energy officers are defendants in a purported securities class action lawsuit (Nieman v. Duke Energy Corporation, et al). This lawsuit consolidates three lawsuits originally filed in July 2012 and is pending in the United States District Court for the Western District of North Carolina. The plaintiffs allege federal Securities Act and Exchange Act claims based on allegations of materially false and misleading representations and omissions in the Registration Statement filed on July 7, 2011, and purportedly incorporated into other documents, all in connection with the post-merger change in Chief Executive Officer (CEO).
On August 15, 2014 the parties reached an agreement in principle to settle the litigation. On March 10, 2015, the parties filed a Stipulation of Settlement and a Motion for Preliminary Approval of the Settlement. The court issued an order for preliminary approval of the settlement on March 25, 2015. Under the terms of the agreement, Duke Energy agreed to pay $146 million to settle the claim. On April 22, 2015, Duke Energy made a payment of $25 million into the settlement escrow account. The remainder of $121 million was paid by insurers into the settlement escrow account. Notice has been sent to members of the class and a final approval hearing was held on August 12, 2015. The final order approving the settlement was issued on November 2, 2015.
On May 31, 2013, the Delaware Chancery Court consolidated four shareholder derivative lawsuits filed in 2012. The Court also appointed a lead plaintiff and counsel for plaintiffs and designated the case as In Re Duke Energy Corporation Derivative Litigation. The lawsuit names as defendants the Legacy Duke Energy Directors. Duke Energy is named as a nominal defendant. The case alleges claims for breach of fiduciary duties of loyalty and care in connection with the post-merger change in CEO. The case is stayed pending resolution of the Nieman v. Duke Energy Corporation, et al. case in North Carolina.
Two shareholder Derivative Complaints, filed in 2012 in federal district court in Delaware, were consolidated as Tansey v. Rogers, et al. The case alleges claims for breach of fiduciary duty and waste of corporate assets, as well as claims under Section 14(a) and 20(a) of the Exchange Act. Duke Energy is named as a nominal defendant. Pursuant to an order entered on September 2, 2014, the court administratively closed this consolidated derivative action. The parties filed a status report with the court on December 1, 2014, and will continue to do so every six months thereafter until the Nieman v. Duke Energy Corporation, et al. case in North Carolina has been resolved.
It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with the remaining litigation.
Price Reporting Cases
Five lawsuits filed against a Duke Energy affiliate, Duke Energy Trading and Marketing, LLC, and other energy companies remain pending in a consolidated, single federal court proceeding in Nevada. Each of these lawsuits contains similar claims that defendants allegedly manipulated natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts.
On July 18, 2011, the judge granted a defendant’s motion for summary judgment in two of five cases. The U.S. Court of Appeals for the Ninth Circuit subsequently reversed the lower court’s decision. On April 21, 2015, the Supreme Court affirmed the U.S. Court of Appeals decision. The case has been reassigned to the same consolidated federal court proceeding in Nevada for further proceedings.
It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with the remaining matters.
Brazil Expansion Lawsuit
On August 9, 2011, the State of São Paulo sued Duke Energy International Geracao Paranapenema S.A. (DEIGP) in Brazilian state court. The lawsuit claims DEIGP is under a continuing obligation to expand installed generation capacity in the State of São Paulo by 15 percent pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an ex parte injunction ordering DEIGP to present a detailed expansion plan in satisfaction of the 15 percent obligation. DEIGP has previously taken a position that the expansion obligation is no longer viable given changes that have occurred in the electric energy sector since privatization. DEIGP submitted its proposed expansion plan on November 11, 2011, but reserved objections regarding enforceability. In January 2013, DEIGP filed appeals in the federal courts, which are still pending, regarding various procedural issues. A decision on the merits in the first instance court is also pending. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with this matter.
Brazil Generation
Record drought conditions in Brazil continue to impact Duke Energy International, Geracao Paranapanema S.A. (DEIGP). A number of electric generators have filed lawsuits seeking relief in the Brazilian courts to mitigate hydrological exposure and diminishing dispatch levels. Some courts have granted injunction orders to limit the financial exposure of certain generators. The implication of these orders is that other electricity market participants not covered by the injunctions may be required to compensate for the financial impact of the liability limitations. The Independent Power Producer Association (APINE) filed one such lawsuit on behalf of DEIGP and other hydroelectric generators against the Brazilian electric regulatory agency. On July 2, 2015, an injunction was granted in favor of APINE limiting the financial exposure of DEIGP and the other plaintiff generators, until the merits of the lawsuit are determined. The APINE decision is subject to appeal and the outcome of these lawsuits is uncertain. It is not possible to predict the impact to Duke Energy from the outcome of these matters.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Carolinas and Duke Energy Progress
NCDEQ Notices of Violation (NOV)
In August 2014, NCDEQ issued an NOV for alleged groundwater violations at Duke Energy Progress' L.V. Sutton Plant. On March 10, 2015, NCDEQ issued a civil penalty of approximately $25 million to Duke Energy Progress for environmental damages related to the groundwater contamination at the L.V. Sutton Plant. On April 9, 2015, Duke Energy Progress filed a Petition for Contested Case hearing in the Office of Administrative Hearings. In February 2015, NCDEQ issued an NOV for alleged groundwater violations at Duke Energy Progress' Asheville Plant. Duke Energy Progress responded to NCDEQ regarding this NOV.
On September 29, 2015, Duke Energy Progress and Duke Energy Carolinas entered into a settlement agreement with NCDEQ resolving all former, current and future groundwater issues at all Duke Energy Carolinas and Duke Energy Progress coal facilities in North Carolina. Under the agreement, Duke Energy Progress will pay approximately $6 million and Duke Energy Carolinas will pay approximately $1 million. In addition to these payments, Duke Energy Progress and Duke Energy Carolinas will accelerate remediation actions at the Sutton, Asheville, Belews Creek and H.F. Lee Plants. The court entered a consent order resolving the contested case relating to the Sutton plant and NCDEQ rescinded the NOVs relating to alleged groundwater violations at both the Sutton and Asheville plants.
On October 13, 2015, the SELC, representing multiple conservation groups, filed a lawsuit in North Carolina Superior Court seeking judicial review of the order approving the settlement agreement with NCDEQ. The conservation groups contend that the Administrative Judge exceeded his statutory authority in approving a settlement that provided for past, present, and future resolution of groundwater issues at facilities which were not at issue in the penalty appeal. It is not possible to predict the outcome of this matter.
NCDEQ State Enforcement Actions
In the first quarter of 2013, non-government environmental organizations sent notices of intent to sue Duke Energy Carolinas and Duke Energy Progress related to alleged groundwater violations and CWA violations from coal ash basins at two of their coal-fired power plants in North Carolina. NCDEQ filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The case against Duke Energy Carolinas was filed in Mecklenburg County Superior Court. The case against Duke Energy Progress was filed in Wake County Superior Court. The cases are being heard before a single judge.
On October 4, 2013, Duke Energy Carolinas, Duke Energy Progress and NCDEQ negotiated a proposed consent order covering these two plants. The consent order would have assessed civil penalties and imposed a compliance schedule requiring Duke Energy Carolinas and Duke Energy Progress to undertake monitoring and data collection activities toward making appropriate corrective action to address any substantiated violations. In light of the coal ash release that occurred at Dan River on February 2, 2014, on March 21, 2014, NCDEQ withdrew its support of the consent orders and requested that the court proceed with the litigation.
On August 16, 2013, NCDEQ filed an enforcement action against Duke Energy Carolinas and Duke Energy Progress related to their remaining plants in North Carolina, alleging violations of the CWA and violations of the North Carolina groundwater standards. The case against Duke Energy Carolinas was filed in Mecklenburg County Superior Court. The case against Duke Energy Progress was filed in Wake County Superior Court. Both of these cases have been assigned to the judge handling the enforcement actions discussed above. The Southern Environmental Law Center (SELC), on behalf of several environmental groups, has been permitted to intervene in these cases.
On July 10, 2015, Duke Energy Carolinas and Duke Energy Progress filed Motions for Partial Summary Judgment in the case on the basis that there is no longer either a genuine controversy or disputed material facts about the relief for seven of the 14 North Carolina plants with coal ash basins. On September 14, 2015, the court granted the Motions for Partial Summary Judgment pending court approval of the terms through an order. The court requested the parties reach agreement on the language of the order by October 30, 2015, or submit separate proposed orders and objections on November 2, 2015. Deadlines for discovery and motions for the remaining seven plants were extended by 180 days.
It is not possible to predict any liability or estimate any damages Duke Energy Carolinas or Duke Energy Progress might incur in connection with these matters.
North Carolina Declaratory Judgment Action
On October 10, 2012, the SELC, on behalf of the same environmental groups that were permitted to challenge the consent decrees discussed above, filed a petition with the North Carolina Environmental Management Commission (EMC) asking for a declaratory ruling seeking to clarify the application of the state’s groundwater protection rules to coal ash basins. The petition sought to change the interpretation of regulations that permitted NCDEQ to assess the extent, cause and significance of any groundwater contamination before ordering action to eliminate the source of contamination, among other issues. Duke Energy Carolinas and Duke Energy Progress were both permitted to intervene in the matter. On December 3, 2012, the EMC affirmed this interpretation of the regulations.
On March 6, 2014, the North Carolina State Court judge overturned the ruling of the EMC holding that in the case of groundwater contamination, NCDEQ was required to issue an order to immediately eliminate the source of the contamination before an assessment of the nature, significance and extent of the contamination or the continuing damage to the groundwater was conducted. Duke Energy Carolinas, Duke Energy Progress and the EMC appealed the ruling in April 2014. On May 16, 2014, the North Carolina Court of Appeals denied a petition to stay the case during the appeal. On October 10, 2014, the parties were notified the case has been transferred to the North Carolina Supreme Court (NCSC). Oral argument was held on March 16, 2015. On June 11, 2015, the NCSC issued its opinion in favor of Duke Energy Carolinas, Duke Energy Progress and the EMC and remanded the matter to the state court judge with instructions to dismiss the case.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Federal Citizens Suits
There are currently five cases filed in various North Carolina federal courts contending that the NCDEQ state enforcement actions discussed above do not adequately address the issues raised in the notices of intent to sue related to the Riverbend, Sutton, Cape Fear, H.F. Lee and Buck plants.
On June 11, 2013, Catawba Riverkeeper Foundation, Inc. (Catawba Riverkeeper) filed a separate action in the United States Court for the Western District of North Carolina. The lawsuit contends the state enforcement action discussed above does not adequately address issues raised in Catawba Riverkeeper’s notice of intent to sue relating to the Riverbend Steam Station. On April 11, 2014, the Court denied Catawba Riverkeeper’s objections to the Magistrate Judge’s recommendation that plaintiff’s case be dismissed as well as Duke Energy Carolinas’ motion to dismiss. The Court allowed limited discovery, after which Duke Energy Carolinas may file any renewed motions to dismiss. On August 13, 2015, the court issued an order suspending all proceedings until further order from the court.
On September 12, 2013, Cape Fear River Watch, Inc., Sierra Club and Waterkeeper Alliance filed a citizen suit in the Federal District Court for the Eastern District of North Carolina. The lawsuit alleges unpermitted discharges to surface water and groundwater violations at the Sutton Plant. On June 9, 2014, the court granted Duke Energy Progress' request to dismiss the groundwater claims but rejected its request to dismiss the surface water claims. In response to a motion filed by the SELC, on August 1, 2014, the court modified the original June 9 order to dismiss only the plaintiff's federal law claim based on hydrologic connections at Sutton Lake. The claims related to the alleged state court violations of the permits are back in the case. On August 26, 2015, the court suspended the proceedings until further order from the court.
On September 3, 2014, three cases were filed by various environmental groups: (i) a citizen suit in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Cape Fear Plant; (ii) a citizen suit in the United States Court for the Eastern District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the H.F. Lee Plant; and (iii) a citizen suit in the United States Court for the Middle District of North Carolina alleging unpermitted discharges to surface water and groundwater violations at the Buck Steam Station. Motions to Stay or Dismiss the proceedings were filed in each of the three cases. The proceedings related to Cape Fear and H.F. Lee have been stayed. On October 20, 2015, the court issued an order denying the motions in the Buck proceedings.
It is not possible to predict whether Duke Energy Carolinas or Duke Energy Progress will incur any liability or to estimate the damages, if any, they might incur in connection with these matters.
North Carolina Ash Basin Grand Jury Investigation
As a result of the Dan River ash basin water release discussed above, NCDEQ issued a Notice of Violation and Recommendation of Assessment of Civil Penalties with respect to this matter on February 28, 2014, which the company responded to on March 13, 2014. Duke Energy and certain Duke Energy employees received subpoenas issued by the United States Attorney for the Eastern District of North Carolina in connection with a criminal investigation related to all 14 of the North Carolina facilities with ash basins and the nature of Duke Energy's contacts with NCDEQ with respect to those facilities. This is a multidistrict investigation that also involves state law enforcement authorities.
On February 20, 2015, Duke Energy Carolinas, Duke Energy Progress and Duke Energy Business Services LLC (DEBS), a wholly owned subsidiary of Duke Energy, each entered into Plea Agreements in connection with the investigation initiated by the United States Department of Justice Environmental Crimes Section and the United States Attorneys for the Eastern District of North Carolina, the Middle District of North Carolina and the Western District of North Carolina (collectively, USDOJ). On May 14, 2015, the United States District Court for the Eastern District of North Carolina approved the Plea Agreements.
Under the Plea Agreements, DEBS and Duke Energy Progress pleaded guilty to four misdemeanor CWA violations related to violations at Duke Energy Progress’ H.F. Lee Steam Electric Plant, Cape Fear Steam Electric Plant and Asheville Steam Electric Generating Plant. Duke Energy Carolinas and DEBS pleaded guilty to five misdemeanor CWA violations related to violations at Duke Energy Carolinas’ Dan River Steam Station and Riverbend Steam Station. DEBS, Duke Energy Carolinas and Duke Energy Progress also agreed (i) to a five-year probation period, (ii) to pay a total of approximately $68 million in fines and restitution and $34 million for community service and mitigation (the Payments), (iii) to fund and establish environmental compliance plans subject to the oversight of a court-appointed monitor in addition to certain other conditions set out in the Plea Agreements. Duke Energy Carolinas and Duke Energy Progress also agree to each maintain $250 million under their Master Credit Facility as security to meet their obligations under the Plea Agreements. Payments under the Plea Agreements will be borne by shareholders and are not tax deductible. Duke Energy Corporation has agreed to issue a guarantee of all payments and performance due from DEBS, Duke Energy Carolinas and Duke Energy Progress, including but not limited to payments for fines, restitution, community service, mitigation and the funding of, and obligations under, the environmental compliance plans. Payment of the amounts relating to fines and restitution were made between May and July 2015. Duke Energy Carolinas and Duke Energy Progress each have a remaining liability of $5 million in Accounts payable within their respective Condensed Consolidated Balance Sheets as of September 30, 2015.
On May 14, 2015, Duke Energy reached an Interim Administrative Agreement with the U.S. Environmental Protection Agency Office of Suspension and Debarment that avoids debarment of DEBS, Duke Energy Carolinas or Duke Energy Progress with respect to all active generating facilities. The Interim Administrative Agreement imposes a number of requirements relating to environmental and ethical compliance, subject to the oversight of an independent monitor. The Plea Agreements do not cover pending civil claims related to the Dan River coal ash release and operations at other North Carolina coal plants.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Potential Groundwater Contamination Claims
Beginning in May 2015, a number of residents living in the vicinity of the North Carolina facilities with ash basins received letters from NCDEQ advising them not to drink water from the private wells on their land tested by NCDEQ as the samples were found to have certain substances at levels higher than the criteria set by the North Carolina Department of Health and Human Services (DHHS). The criteria, in some cases, are considerably more stringent than federal drinking water standards established to protect human health and welfare. The Coal Ash Act requires additional groundwater monitoring and assessments for each of the 14 coal-fired plants in North Carolina, including sampling of private water supply wells. The data gathered through these comprehensive groundwater assessments will be used to determine whether the water quality of these private water supply wells has been adversely impacted by the ash basins. Duke Energy has submitted Comprehensive Site Assessment Reports (CSAs) documenting the results of extensive groundwater monitoring around coal ash basins at all 14 of the plants with coal ash basins. CSAs are required by the Coal Ash Act for all North Carolina facilities with coal ash impoundments. Data from these reports will be used by NCDEQ to assess whether the private water supply wells have been impacted by contamination from ash basins. Generally, the data gathered through the installation of new monitoring wells and soil and water samples across the state have been consistent with historical data provided to state regulators over many years. The DHHS and NCDEQ sent follow-up letters on October 15, 2015 to residents near coal ash plants who have had their wells tested, stating that private well samplings at a considerable distance from coal ash impoundments, as well as some municipal water supplies, contain similar levels of vanadium and hexavalent chromium which leads investigators to believe these constituents are naturally occurring. It is not possible to estimate the maximum exposure of loss, if any, that may occur in connection with claims which might be made by these residents.
Duke Energy Carolinas
New Source Review
In 1999-2000, the U.S. Department of Justice (DOJ) on behalf of the EPA filed a number of complaints and notices of violation against multiple utilities, including Duke Energy Carolinas, for alleged violations of the New Source Review (NSR) provisions of the Clean Air Act (CAA). The government alleges the utilities violated the CAA when undertaking certain maintenance and repair projects at certain coal plants without (i) obtaining NSR permits and (ii) installing the best available emission controls for sulfur dioxide, nitrogen oxide and particulate matter. The complaints seek the installation of pollution control technology on generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $37,500 per day for each violation.
In 2000, the government sued Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina, claiming NSR violations for 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units. Duke Energy Carolinas asserts there were no CAA violations because the applicable regulations do not require NSR permitting in cases where the projects undertaken are routine or otherwise do not result in an increase in emissions. In 2011, the parties filed a stipulation agreeing to dismiss with prejudice all but 13 claims at 13 generating units, 11 of which have since been retired. On October 20, 2015, the Court approved and entered a consent decree to resolve this matter. Under the consent decree, Duke Energy Carolinas will retire by the end of 2024 the remaining units at the Allen plant that are part of the litigation as well as a third unit that is not part of the litigation. Prior to closure, Duke Energy Carolinas will comply with new, lower emissions limits at the Allen units named in the litigation. Additionally, Duke Energy Carolinas will spend approximately $4 million on environmental projects and donations and pay a civil penalty of approximately $1 million. The Condensed Consolidated Statements of Operations and Comprehensive Income include a charge of $2 million in Operations, maintenance and other for the three and nine months ended September 30, 2015. The Condensed Consolidated Balances Sheets include $3 million in Other within Investments and Other Assets and $5 million in Accounts payable within Current Liabilities as of September 30, 2015.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of September 30, 2015, there were 150 asserted claims for non-malignant cases with the cumulative relief sought of up to $37 million, and 63 asserted claims for malignant cases with the cumulative relief sought of up to $9 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.
Duke Energy Carolinas has recognized asbestos-related reserves of $551 million at September 30, 2015 and $575 million at December 31, 2014. These reserves are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2033, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2033 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $847 million in excess of the self-insured retention. Receivables for insurance recoveries were $599 million at September 30, 2015 and $616 million at December 31, 2014. These amounts are classified in Other within Investments and Other Assets and Receivables on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Florida
Westinghouse Contract Litigation
On March 28, 2014, Duke Energy Florida filed a lawsuit against Westinghouse in the U.S. District Court for the Western District of North Carolina. The lawsuit seeks recovery of $54 million in milestone payments in excess of work performed under the terminated engineering, procurement and construction agreement (EPC) for Levy as well as a determination by the court of the amounts due to Westinghouse as a result of the termination of the EPC.
On March 31, 2014, Westinghouse filed a lawsuit against Duke Energy Florida in U.S. District Court for the Western District of Pennsylvania. The Pennsylvania lawsuit alleged damages under the EPC in excess of $510 million for engineering and design work, costs to end supplier contracts and an alleged termination fee.
On June 9, 2014, the judge in the North Carolina case ruled that the litigation will proceed in the Western District of North Carolina. In November 2014, Westinghouse filed a Motion for Partial Judgment on the pleadings, which was denied on March 30, 2015. Trial is set for June 2016. It is not possible to predict the outcome of the litigation and whether Duke Energy Florida will incur any liability for terminating the EPC or to estimate the damages, if any, it might incur in connection with these matters. Ultimate resolution of these matters could have a material effect on the results of operations, financial position or cash flows of Duke Energy Florida. However, appropriate regulatory recovery will be pursued for the retail portion of any costs incurred in connection with such resolution.
Duke Energy Ohio
Antitrust Lawsuit
In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged Duke Energy Ohio conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into nonpublic option agreements in exchange for their withdrawal of challenges to Duke Energy Ohio’s Rate Stabilization Plan implemented in early 2005. In March 2014, a federal judge certified this matter as a class action. Plaintiffs allege claims for antitrust violations under the federal Robinson Patman Act as well as fraud and conspiracy allegations under the federal Racketeer Influenced and Corrupt Organizations statute and the Ohio Corrupt Practices Act.
On October 21, 2015, the parties received preliminary court approval for a settlement agreement. A litigation settlement reserve was recorded for the full amount of $81 million and classified in Other within Current Liabilities on Duke Energy Ohio's Condensed Consolidated Balance Sheets as of September 30, 2015. Duke Energy Ohio recognized the full amount in (Loss) Income From Discontinued Operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2015. See Note 2 for further discussion on the Midwest Generation Exit.
W.C. Beckjord Fuel Release
On August 18, 2014, approximately 9,000 gallons of fuel oil were inadvertently discharged into the Ohio River during a fuel oil transfer at the W.C. Beckjord generating plant. The Ohio Environmental Protection Agency (Ohio EPA) issued a Notice of Violation related to the discharge. Duke Energy Ohio is cooperating with the Ohio EPA, the EPA and the U.S. Attorney for the Southern District of Ohio. No Notice of Violation has been issued by the EPA and no civil or criminal penalty amount has been established. Total repair and remediation costs related to the release were not material. Other costs related to the release, including state or federal civil or criminal enforcement proceedings, cannot be reasonably estimated at this time.
Duke Energy Indiana
Edwardsport IGCC
On December 11, 2012, Duke Energy Indiana filed an arbitration action against General Electric Company and Bechtel Corporation in connection with their work at the Edwardsport IGCC facility. Duke Energy Indiana sought damages equaling some or all of the additional costs incurred in the construction of the project not recovered at the IURC. The arbitration hearing concluded in December 2014. On May 6, 2015, the arbitration panel issued its final decision unanimously dismissing all of Duke Energy Indiana’s claims. This ruling resolves all outstanding issues in the arbitration.
Other Litigation and Legal Proceedings
The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters, excluding asbestos-related reserves. Reserves are classified on the Condensed Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Accounts payable and Other within Current Liabilities. The reasonably possible range of loss in excess of recorded reserves is not material, other than as described above.

(in millions)	September 30, 2015	December 31, 2014
Reserves for Legal Matters
Duke Energy	$178	$323
Duke Energy Carolinas	12	72
Progress Energy	74	93
Duke Energy Progress	17	37
Duke Energy Florida	36	36
Duke Energy Ohio	81	—
OTHER COMMITMENTS AND CONTINGENCIES
General
As part of their normal business, the Duke Energy Registrants are party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. These guarantees involve elements of performance and credit risk, which are not fully recognized on the Condensed Consolidated Balance Sheets and have unlimited maximum potential payments. However, the Duke Energy Registrants do not believe these guarantees will have a material effect on their results of operations, cash flows or financial position.
In addition, the Duke Energy Registrants enter into various fixed-price, noncancelable commitments to purchase or sell power, take-or-pay arrangements, transportation, or throughput agreements and other contracts that may or may not be recognized on their respective Condensed Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on their respective Condensed Consolidated Balance Sheets if such contracts meet the definition of a derivative and the normal purchase/normal sale (NPNS) exception does not apply. In most cases, the Duke Energy Registrants’ purchase obligation contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments.
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Nine Months Ended
			September 30, 2015
				Duke	Duke
	Maturity	Interest	Duke	Energy	Energy
Issuance Date	Date	Rate	Energy	Carolinas	Progress
First Mortgage Bonds
March 2015(a)	June 2045	3.750%	$500	$500	$—
August 2015(b)	August 2025	3.250%	500	—	500
August 2015(b)	August 2045	4.200%	700	—	700
Total issuances			$1,700	$500	$1,200

(a)	Proceeds were used to redeem at maturity $500 million of first mortgage bonds due October 2015.

(b)
Proceeds were used to repay short-term money pool and commercial paper borrowings issued to fund a portion of the NCEMPA acquisition, see Note 2 for further information. Additionally, proceeds will be used to refinance at maturity $400 million of first mortgage bonds due December 2015.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	September 30, 2015
Unsecured Debt
Progress Energy (Parent)	January 2016	5.625%	$300
Duke Energy Indiana	June 2016	6.05%	325
First Mortgage Bonds
Duke Energy Carolinas	October 2015	5.300%	500
Duke Energy Florida	November 2015	0.650%	250
Duke Energy Florida	December 2015	5.100%	300
Duke Energy Progress	December 2015	5.250%	400
Duke Energy Indiana	July 2016	0.636%	150
Other			311
Current maturities of long-term debt			$2,536
MASTER CREDIT FACILITY
Duke Energy has a Master Credit Facility with a capacity of $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit, variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder and as security to meet obligations under the Plea Agreements. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	September 30, 2015
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Facility size(a)	$7,500	$3,300	$800	$1,300	$1,200	$400	$500
Reduction to backstop issuances
Commercial paper(b)	(1,793)	(1,318)	(300)	—	—	(25)	(150)
Outstanding letters of credit	(72)	(64)	(4)	(3)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Coal ash set-aside(c)	(500)	—	(250)	(250)	—	—	—
Available capacity	$5,019	$1,918	$211	$1,047	$1,199	$375	$269

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $475 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Condensed Consolidated Balance Sheets.

(c)
On May 14, 2015, the United States District Court for the Eastern District of North Carolina approved the separate Plea Agreements entered into by Duke Energy Carolinas, Duke Energy Progress and DEBS, a wholly owned subsidiary of Duke Energy, in connection with the investigation initiated by the USDOJ. Duke Energy Carolinas and Duke Energy Progress are required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet their obligations under the Plea Agreements, in addition to certain other conditions. See Note 5 for further details.

7. ASSET RETIREMENT OBLIGATIONS
COAL COMBUSTION RESIDUALS
Duke Energy records an asset retirement obligation (ARO) when it has a legal obligation to incur retirement costs associated with the retirement of a long-lived asset and the obligation can be reasonably estimated.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation, which became effective in October 2015, classifies CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows beneficial use of CCRs with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. As a result of the EPA rule, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana recorded additional asset retirement obligation amounts during the second quarter of 2015. Cost recovery is believed to be probable and will be pursued through normal ratemaking processes. See footnote 5 for additional information.
The ARO amount recorded that relates to the EPA rule was based upon estimated closure costs for ash basins at seven plants located in South Carolina, Indiana and Kentucky. The amount recorded represents the discounted cash flows for estimated closure costs of these ash basins based upon probability weightings of the potential closure methods as evaluated on a site-by-site basis. Actual costs to be incurred will be dependent upon factors that vary from site to site. The most significant factors are the method and time frame of closure at the individual sites. Closure methods considered include removing the water from the basins and capping the ash with a synthetic barrier, excavating and relocating the ash to a lined structural fill or lined landfill, or recycling the ash for concrete or some other beneficial use. The ultimate method and timetable for closure will be in compliance with standards set by the EPA rule and any state regulations. The ARO amount will be adjusted as additional information is gained through the closure process, including acceptance and approval of compliance approaches which may change management assumptions, and may result in a material change to the balance.
The following table presents changes in the liability associated with asset retirement obligations for Duke Energy and the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at December 31, 2014(a)	$8,466	$3,428	$4,711	$3,905	$806	$27	$32
Acquisitions(b)	213	—	204	204	—	—	—
Accretion expense(c)	278	123	150	123	26	2	11
Liabilities settled(d)	(274)	(107)	(153)	(53)	(100)	(2)	(12)
Liabilities incurred in the current year(e)	983	178	270	270	—	116	418
Revisions in estimates of cash flows	47	(23)	40	40	—	—	—
Balance at September 30, 2015	$9,713	$3,599	$5,222	$4,489	$732	$143	$449

(a)
Primarily relates to decommissioning nuclear power facilities, closure of ash basins in North Carolina and South Carolina, asbestos removal, closure of landfills at fossil generation facilities, retirement of natural gas mains and removal of renewable energy generation assets.

(b)	Primarily relates to the NCEMPA acquisition. See footnote 2 for additional information.

(c)
For the nine months ended September 30, 2015, substantially all accretion expense relates to previously established asset retirement obligations from Duke Energy's regulated electric operations and has been deferred in accordance with regulatory accounting treatment.

(d)	Primarily relates to ash basin closures in North Carolina and South Carolina and nuclear decommissioning of Crystal River Unit 3 in Florida.

(e)	Primarily relates to amounts recorded in the second quarter of 2015 as a result of the EPA's rule for disposal of CCR as solid waste.
Asset retirement costs associated with the asset retirement obligations for operating plants and retired plants are included in Net property, plant and equipment, and Regulatory assets, respectively, on the Condensed Consolidated Balance Sheets. The following table summarizes the associated long-lived assets related to ARO liabilities incurred during the nine months ended September 30, 2015.

	September 30, 2015
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Ohio	Indiana
Net property, plant and equipment	$535	$—	$—	$—	$116	$418
Regulatory Assets	448	178	270	270	—	—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The following table presents goodwill by reportable operating segment for Duke Energy.
Duke Energy

	Regulated	International	Commercial
(in millions)	Utilities	Energy	Portfolio	Total
Goodwill at December 31, 2014 (a)	15,950	307	64	16,321
Foreign exchange and other changes	—	(33)	—	(33)
Acquisitions	—	—	24	24
Goodwill at September 30, 2015	$15,950	$274	$88	$16,312

(a)	Excludes fully impaired Goodwill related to the nonregulated Midwest generation business which was sold in the second quarter of 2015. See Note 2 for further information related to the sale.
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million is included in the Regulated Utilities operating segment and presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.
Progress Energy
Progress Energy's Goodwill is included in the Regulated Utilities operating segment and there are no accumulated impairment charges.
Impairment Testing
Duke Energy, Duke Energy Ohio and Progress Energy are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy, Duke Energy Ohio and Progress Energy update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value of Duke Energy, Duke Energy Ohio and Progress Energy’s reporting units exceeded their respective carrying values at the date of the annual impairment analysis, no impairment charges were recorded in the third quarter of 2015.
INTANGIBLE ASSETS
During 2014, Duke Energy Ohio reduced the carrying amount of OVEC to zero. A charge of $94 million is recorded in Impairment charges on Duke Energy Ohio's Condensed Consolidated Statement of Operations for the nine months ended September 30, 2014. See Note 13 for additional information.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

9. RELATED PARTY TRANSACTIONS
The Subsidiary Registrants engage in related party transactions in accordance with the applicable state and federal commission regulations and are generally performed at cost. Refer to the Condensed Consolidated Balance Sheets of the Subsidiary Registrants for balances due to or due from related parties. Material amounts related to transactions with related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$211	$199	$632	$638
Indemnification coverages(b)	6	5	18	16
Joint Dispatch Agreement (JDA) revenue(c)	7	13	47	125
Joint Dispatch Agreement (JDA) expense(c)	48	36	143	127
Progress Energy
Corporate governance and shared service expenses(a)	$184	$182	$523	$560
Indemnification coverages(b)	10	8	29	25
JDA revenue(c)	48	36	143	127
JDA expense(c)	7	13	47	125
Duke Energy Progress
Corporate governance and shared service expenses(a)	$101	$91	$296	$291
Indemnification coverages(b)	4	4	12	13
JDA revenue(c)	48	36	143	127
JDA expense(c)	7	13	47	125
Duke Energy Florida
Corporate governance and shared service expenses(a)	$83	$91	$227	$269
Indemnification coverages(b)	6	4	17	12
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$88	$83	$276	$242
Indemnification coverages(b)	1	3	5	10
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$87	$94	$259	$293
Indemnification coverages(b)	2	3	6	8

(a)
The Subsidiary Registrants are charged their proportionate share of corporate governance and other shared services costs, primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. These amounts are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(b)
The Subsidiary Registrants incur expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(c)
Duke Energy Carolinas and Duke Energy Progress participate in a JDA which allows the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power under the JDA are recorded in Operating Revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income. Expenses from the purchase of power under the JDA are recorded in Fuel used in electric generation and purchased power on the Condensed Consolidated Statements of Operations and Comprehensive Income.

In addition to the amounts presented above, the Subsidiary Registrants record the impact of other affiliate transactions in net income, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for more information regarding money pool. The net impact of these transactions was not material for the three and nine months ended September 30, 2015 and 2014 for the Subsidiary Registrants.
As discussed in Note 13, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but also include a subordinated note from the affiliate for a portion of the purchase price.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Ohio's nonregulated indirect subsidiary, Duke Energy Commercial Asset Management (DECAM), owned generating plants included in the Disposal Group sold to Dynegy on April 2, 2015. On April 1, 2015, Duke Energy Ohio distributed its indirect ownership interest in DECAM to a Duke Energy subsidiary and non-cash settled DECAM's intercompany loan payable of $294 million. The intercompany loan payable recorded in Notes payable to affiliated companies on Duke Energy Ohio’s Condensed Consolidated Balance Sheets was $459 million as of December 31, 2014.
Refer to Note 2 for further information on the sale of the Disposal Group.
10. DERIVATIVES AND HEDGING
The Duke Energy Registrants use commodity and interest rate contracts to manage commodity price and interest rate risks. The primary use of energy commodity derivatives is to hedge the generation portfolio against changes in the prices of electricity and natural gas. Interest rate swaps are used to manage interest rate risk associated with borrowings.
All derivative instruments not identified as NPNS are recorded at fair value as assets or liabilities on the Condensed Consolidated Balance Sheets. Cash collateral related to derivative instruments executed under master netting agreement is offset against the collateralized derivatives on the balance sheet. The cash impacts of settled derivatives are recorded as operating activities on the Condensed Consolidated Statements of Cash Flows.
Changes in the fair value of derivative instruments that either do not qualify for or have not been designated as hedges are reflected in current earnings or as regulatory assets or liabilities.
FAIR VALUE AND CASH FLOW HEDGES
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction effects earnings. Gains and losses reclassified out of AOCI for the three and nine months ended September 30, 2015 and 2014 were immaterial.
Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt.
At September 30, 2015, there were no open commodity derivative instruments designated as hedges.
COMMODITY PRICE RISK
The Duke Energy Registrants are exposed to the impact of changes in the future prices of electricity, coal and natural gas. Exposure to commodity price risk is influenced by a number of factors including the term of contracts, the liquidity of markets and delivery locations.
Regulated public utilities may have cost-based rate regulations and various other cost recovery mechanisms that result in a limited exposure to market volatility of commodity fuel prices. Financial derivative contracts, where approved by the respective state regulatory commission, can be used to manage the risk of price volatility. Wholesale generating capacity used to sell electricity results in exposure to market volatility in energy-related commodity prices.
Undesignated Contracts
Undesignated contracts may include contracts not designated as a hedge because they are accounted for under Regulated Operations accounting, contracts that do not qualify for hedge accounting, derivatives that do not or no longer qualify for the NPNS scope exception, and de-designated hedge contracts.
Mark-to-market gains or losses on contracts accounted for under Regulated Operations are deferred and recorded as Regulatory Liabilities or Regulatory Assets, respectively. The Subsidiary Registrants utilize cost-tracking mechanisms, commonly referred to as fuel adjustment clauses. These clauses allow for the recovery of fuel and fuel-related costs, including settlements of undesignated derivatives for fuel commodities, and portions of purchased power costs through surcharges on customer rates. The difference between the costs incurred and the surcharge revenues is recorded as an adjustment to Fuel used in electric generation and purchased power – regulated or as Operating Revenues – Regulated electric on the Consolidated Statements of Operations with an offsetting impact on regulatory assets or liabilities. Therefore, due to the regulatory accounting followed by our Regulated Operations for undesignated derivatives, realized and unrealized gains and losses on undesignated derivatives do not have an immediate impact on reported net income.
Mark-to-market gains and losses related to the nonregulated Midwest generation business are recorded in discontinued operations and open positions at April 2, 2015 were included in the sale of the Disposal Group. Refer to Note 2 for further information on the sale of the Disposal Group. Gains and losses on undesignated derivative contracts for nonregulated continuing operations are immaterial, including electric contracts used to hedge renewables generation in Electric Reliability Council of Texas (ERCOT), hedges for a business that is winding down by the end of 2016, and revenues during 2014 for mitigation contracts which were terminated by December 31, 2014.
Undesignated contracts expire as late as 2018.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Volumes
The tables below show information relating to volumes of outstanding commodity derivatives. Amounts disclosed represent the absolute value of notional volumes of commodity contracts excluding NPNS. The Duke Energy Registrants have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown.

	September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Electricity (gigawatt-hours)	76	—	—	—	—	3	39
Natural gas (millions of decatherms)	389	61	328	110	218	—	—

	December 31, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Electricity (gigawatt-hours)(a)(b)	25,370	—	—	—	—	19,141	—
Natural gas (millions of decatherms)(a)	676	35	328	116	212	313	—

(a)	Amounts at Duke Energy Ohio include volumes related to the nonregulated Midwest generation business sold during the second quarter of 2015. Refer to Note 2 for further information on the sale.

(b)	Amounts at Duke Energy Ohio include intercompany positions that eliminate at Duke Energy.
INTEREST RATE RISK
The Duke Energy Registrants are exposed to changes in interest rates as a result of their issuance or anticipated issuance of variable-rate and fixed-rate debt and commercial paper. Interest rate risk is managed by limiting variable-rate exposures to a percentage of total debt and by monitoring changes in interest rates. To manage risk associated with changes in interest rates, the Duke Energy Registrants may enter into interest rate swaps, U.S. Treasury lock agreements and other financial contracts. In anticipation of certain fixed-rate debt issuances, a series of forward starting interest rate swaps may be executed to lock in components of current market interest rates. These instruments are later terminated prior to or upon the issuance of the corresponding debt. Pretax gains or losses recognized from inception to termination of the hedges are amortized as a component of interest expense over the life of the debt.
Duke’s interest rate swaps for its Regulated Utilities operations employ Regulated Operations accounting. Regulated Operations accounting records the Mark-to-Market on the swaps as Regulatory Assets or Regulatory Liabilities. The accrual of interest on the swaps is recorded as Interest Expense. Regulatory assets and liabilities are amortized consistent with the treatment of the related costs in the ratemaking process.
The following table shows notional amounts for derivatives related to interest rate risk.

	September 30, 2015					December 31, 2014
			Duke	Duke	Duke			Duke	Duke
	Duke	Progress	Energy	Energy	Energy	Duke	Progress	Energy	Energy
(in millions)	Energy	Energy	Progress	Florida	Ohio	Energy	Energy	Florida	Ohio
Cash flow hedges(a)	$714	$—	$—	$—	$—	$750	$—	$—	$—
Undesignated contracts(b)	527	500	250	250	27	277	250	250	27
Total notional amount	$1,241	$500	$250	$250	$27	$1,027	$250	$250	$27

(a)	Duke Energy includes amounts related to consolidated Variable Interest Entities (VIEs) of $509 million and $541 million at September 30, 2015 and December 31, 2014, respectively.

(b)
In January 2015, Duke Energy Progress executed fixed-to-floating rate swaps. The swaps were issued to economically convert $250 million of fixed rate first mortgage bonds due September 15, 2021, to floating rate with an initial rate of approximately 1.75 percent.

In October 2015, Duke Energy Carolinas entered into $400 million notional amount of forward starting interest rate swaps that was designated as a hedge of debt anticipated to be issued in 2018.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

LOCATION AND FAIR VALUE OF DERIVATIVE ASSETS AND LIABILITIES RECOGNIZED IN THE CONDENSED CONSOLIDATED BALANCE SHEETS
The following tables show the fair value of derivatives and the line items in the Condensed Consolidated Balance Sheets where they are reported. Although derivatives subject to master netting arrangements are netted on the Condensed Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

Derivative Assets	September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Designated as Hedging Instruments
Current Assets: Other	$1	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current Assets: Other	17	—	—	—	—	4	12
Current Liabilities: Other	2	—	1	—	1	—	—
Deferred Credits and Other Liabilities: Other	2	—	2	—	2	—	—
Total Derivative Assets – Commodity Contracts	$22	$—	$3	$—	$3	$4	$12
Interest Rate Contracts
Designated as Hedging Instruments
Investments and Other Assets: Other	$1	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current Assets: Other	6	—	6	2	4	—	—
Investments and Other Assets: Other	4	—	4	—	4	—	—
Total Derivative Assets – Interest Rate Contracts	$11	$—	$10	$2	$8	$—	$—
Total Derivative Assets	$33	$—	$13	$2	$11	$4	$12

Derivative Liabilities	September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Designated as Hedging Instruments
Not Designated as Hedging Instruments
Current Liabilities: Other	$242	$25	$215	$77	$138	$—	$—
Deferred Credits and Other Liabilities: Other	100	8	91	16	71	—	—
Total Derivative Liabilities – Commodity Contracts	$342	$33	$306	$93	$209	$—	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current Liabilities: Other	$14	$—	$—	$—	$—	$—	$—
Deferred Credits and Other Liabilities: Other	41	—	—	—	—		—
Not Designated as Hedging Instruments
Current Liabilities: Other	1	—	—	—	—	1	—
Deferred Credits and Other Liabilities: Other	8	—	3	2	—	6	—
Total Derivative Liabilities – Interest Rate Contracts	$64	$—	$3	$2	$—	$7	$—
Total Derivative Liabilities	$406	$33	$309	$95	$209	$7	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Derivative Assets	December 31, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current Assets: Other	$18	$—	$—	$—	$—	$1	$14
Current Assets: Assets held for sale	15	—	—	—	—	28	—
Investments and Other Assets: Other	3	—	—	—	—	—	—
Investments and Other Assets: Assets held for sale	15	—	—	—	—	26	—
Current Liabilities: Other	1	—	—	—	—	—	—
Current Liabilities: Assets held for sale	174	—	—	—	—	175	—
Deferred Credits and Other Liabilities: Other	2	—	—	—	—	—	—
Deferred Credits and Other Liabilities: Assets held for sale	111	—	—	—	—	111	—
Total Derivative Assets – Commodity Contracts	$339	$—	$—	$—	$—	$341	$14
Interest Rate Contracts
Designated as Hedging Instruments
Investments and Other Assets: Other	10	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current Assets: Other	2	—	2	—	2	—	—
Total Derivative Assets – Interest Rate Contracts	$12	$—	$2	$—	$2	$—	$—
Total Derivative Assets	$351	$—	$2	$—	$2	$341	$14

Derivative Liabilities	December 31, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Designated as Hedging Instruments
Current Liabilities: Other	$—	$—	$1	$1	$—	$—	$—
Not Designated as Hedging Instruments
Current Assets: Assets held for sale	—	—	—	—	—	4	—
Investments and Other Assets: Assets held for sale	—	—	—	—	—	4	—
Current Liabilities: Other	307	14	288	108	180	—	—
Current Liabilities: Assets held for sale	253	—	—	—	—	252	—
Deferred Credits and Other Liabilities: Other	91	5	80	23	57	—	—
Deferred Credits and Other Liabilities: Assets held for sale	208	—	—	—	—	207	—
Total Derivative Liabilities – Commodity Contracts	$859	$19	$369	$132	$237	$467	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current Liabilities: Other	$13	$—	$—	$—	$—	$—	$—
Deferred Credits and Other Liabilities: Other	29	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current Liabilities: Other	1	—	—	—	—	1	—
Deferred Credits and Other Liabilities: Other	7	—	2	—	2	5	—
Total Derivative Liabilities – Interest Rate Contracts	$50	$—	$2	$—	$2	$6	$—
Total Derivative Liabilities	$909	$19	$371	$132	$239	$473	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

OFFSETTING ASSETS AND LIABILITIES
The following tables show the balance sheet location of derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on financial position. The amounts shown were calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

Derivative Assets	September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$26	$—	$7	$2	$5	$4	$12
Gross amounts offset	(2)	—	(1)	—	(1)	—	—
Net amounts subject to master netting	24	—	6	2	4	4	12
Amounts not subject to master netting	—	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$24	$—	$6	$2	$4	$4	$12
Non-Current
Gross amounts recognized	$7	$—	$6	$—	$6	$—	$—
Gross amounts offset	(2)	—	(2)	—	(2)	—	—
Net amounts subject to master netting	5	—	4	—	4	—	—
Amounts not subject to master netting	—	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$5	$—	$4	$—	$4	$—	$—

Derivative Liabilities	September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$257	$25	$215	$77	$138	$1	$—
Gross amounts offset	(15)	—	(14)	—	(14)	—	—
Net amounts subject to master netting	242	25	201	77	124	1	—
Amounts not subject to master netting	—	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$242	$25	$201	$77	$124	$1	$—
Non-Current
Gross amounts recognized	$144	$8	$89	$18	$71	$6	$—
Gross amounts offset	(9)	—	(9)	—	(9)	—	—
Net amounts subject to master netting	135	8	80	18	62	6	—
Amounts not subject to master netting	5	—	5	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$140	$8	$85	$18	$62	$6	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Derivative Assets	December 31, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$210	$—	$2	$—	$2	$204	$14
Gross amounts offset	(153)	—	(2)	—	(2)	(179)	—
Net amounts subject to master netting	57	—	—	—	—	25	14
Amounts not subject to master netting	—	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$57	$—	$—	$—	$—	$25	$14
Non-Current
Gross amounts recognized	$136	$—	$—	$—	$—	$137	$—
Gross amounts offset	(88)	—	—	—	—	(114)	—
Net amounts subject to master netting	48	—	—	—	—	23	—
Amounts not subject to master netting	5	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$53	$—	$—	$—	$—	$23	$—

Derivative Liabilities	December 31, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$573	$14	$289	$109	$180	$257	$—
Gross amounts offset	(213)	—	(17)	—	(17)	(222)	—
Net amounts subject to master netting	360	14	272	109	163	35	—
Amounts not subject to master netting	1	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$361	$14	$272	$109	$163	$35	$—
Non-Current
Gross amounts recognized	$319	$5	$82	$23	$59	$216	$—
Gross amounts offset	(173)	—	(8)	—	(8)	(193)	—
Net amounts subject to master netting	146	5	74	23	51	23	—
Amounts not subject to master netting	16	—	—	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$162	$5	$74	$23	$51	$23	$—
CREDIT RISK
Certain derivative contracts contain contingent credit features. These features may include (i) material adverse change clauses or payment acceleration clauses that could result in immediate payments or (ii) the posting of letters of credit or termination of the derivative contract before maturity if specific events occur, such as a credit rating downgrade below investment grade.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following tables show information with respect to derivative contracts that are in a net liability position and contain objective credit-risk-related payment provisions. Amounts for Duke Energy Indiana were not material.

	September 30, 2015
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$316	$33	$301	$94	$207	$—
Fair value of collateral already posted	20	—	20	—	20	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	296	33	281	94	187	—

	December 31, 2014
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$845	$19	$370	$131	$239	$456
Fair value of collateral already posted	209	—	23	—	23	186
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	407	19	347	131	216	41
The Duke Energy Registrants have elected to offset cash collateral and fair values of derivatives. For amounts to be netted, the derivative must be executed with the same counterparty under the same master netting agreement. Amounts disclosed below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements.

	September 30, 2015	December 31, 2014
(in millions)	Receivables	Receivables
Duke Energy
Amounts offset against net derivative positions	$20	$145
Amounts not offset against net derivative positions	—	64
Progress Energy
Amounts offset against net derivative positions	20	23
Duke Energy Florida
Amounts offset against net derivative positions	20	23
Duke Energy Ohio
Amounts offset against net derivative positions	—	122
Amounts not offset against net derivative positions	—	64
11. INVESTMENTS IN DEBT AND EQUITY SECURITIES
The Duke Energy Registrants classify their investments in debt and equity securities as either trading or available-for-sale.
TRADING SECURITIES
Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities. These investments were sold prior to September 30, 2015. The fair value of these investments was $7 million at December 31, 2014.
AVAILABLE-FOR-SALE SECURITIES
All other investments in debt and equity securities are classified as available-for-sale securities.
Duke Energy’s available-for-sale securities are primarily comprised of investments held in (i) the Nuclear Decommissioning Trust Fund (NDTF) at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to other post-retirement benefit obligations (OPEB) plans and deferred compensation plans, (iii) Duke Energy’s captive insurance investment portfolio and (iv) Duke Energy’s foreign operations investment portfolio.
Duke Energy classifies all other investments in debt and equity securities as long term, unless otherwise noted.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Investment Trusts
The investments within the NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida and the Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana grantor trusts (Investment Trusts) are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. The Duke Energy Registrants have limited oversight of the day-to-day management of these investments. As a result, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized losses associated with debt and equity securities within the Investment Trusts are considered other-than-temporary impairments and are recognized immediately. Pursuant to regulatory accounting, substantially all realized and unrealized gains and losses associated with investments within the Investment Trusts are deferred as a regulatory asset or liability. As a result, there is no immediate impact on earnings of the Duke Energy Registrants.
Other Available-for-Sale Securities
Unrealized gains and losses on all other available-for-sale securities are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired. If an other-than-temporary impairment exists, the unrealized loss is included in earnings based on the criteria discussed below.
The Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, (i) the length of time over which the market value has been lower than the cost basis of the investment, (ii) the percentage decline compared to the cost of the investment and (iii) management’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings.
If the entity does not have an intent to sell a debt security and it is not more likely than not management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined a credit loss exists. In determining whether a credit loss exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than the amortized cost basis, (ii) changes in the financial condition of the issuer of the security, or in the case of an asset-backed security, the financial condition of the underlying loan obligors, (iii) consideration of underlying collateral and guarantees of amounts by government entities, (iv) ability of the issuer of the security to make scheduled interest or principal payments and (v) any changes to the rating of the security by rating agencies. If a credit loss exists, the amount of impairment write-down to fair value is split between credit loss and other factors. The amount related to credit loss is recognized in earnings. The amount related to other factors is recognized in other comprehensive income. There were no credit losses as of September 30, 2015 and December 31, 2014.
DUKE ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2015			December 31, 2014
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$156	$—	$—	$136
Equity securities	1,655	71	3,396	1,926	29	3,650
Corporate debt securities	9	7	500	14	2	454
Municipal bonds	4	2	207	5	—	184
U.S. government bonds	23	1	1,131	19	2	978
Other debt securities	1	3	172	1	2	147
Total NDTF(c)	$1,692	$84	$5,562	$1,965	$35	$5,549
Other Investments
Cash and cash equivalents	$—	$—	$32	$—	$—	$15
Equity securities	27	1	90	34	—	96
Corporate debt securities	1	2	98	1	1	58
Municipal bonds	3	1	73	3	1	76
U.S. government bonds	1	—	52	—	—	27
Other debt securities	—	1	69	1	1	80
Total Other Investments(a)	$32	$5	$414	$39	$3	$352
Total Investments	$1,724	$89	$5,976	$2,004	$38	$5,901
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts are considered other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

(c)
As of September 30, 2015, the estimated fair value of the NDTF includes NDTF assets acquired with the purchase of NCEMPA's ownership interest in certain generating assets. Refer to Note 2 for further information. This increase in estimated fair value compared to December 31, 2014, is partially offset due to reimbursements from the NDTF for Duke Energy Florida's costs related to ongoing decommissioning activity of the Crystal River Unit 3 Nuclear Plant.

The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2015
Due in one year or less	$74
Due after one through five years	781
Due after five through 10 years	635
Due after 10 years	812
Total	$2,302
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Realized gains	$30	$28	$160	$90
Realized losses	28	51	59	57
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2015			December 31, 2014
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$25	$—	$—	$51
Equity securities	930	42	1,990	1,102	17	2,162
Corporate debt securities	5	6	342	8	2	316
Municipal bonds	1	1	69	1	—	62
U.S. government bonds	6	1	383	7	1	308
Other debt securities	1	3	141	1	2	133
Total NDTF	$943	$53	$2,950	$1,119	$22	$3,032
Other Investments
Other debt securities	$—	$1	$3	$—	$1	$3
Total Other Investments(a)	$—	$1	$3	$—	$1	$3
Total Investments	$943	$54	$2,953	$1,119	$23	$3,035

(a)	These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2015
Due in one year or less	$13
Due after one through five years	209
Due after five through 10 years	293
Due after 10 years	423
Total	$938

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Realized gains	$25	$20	$132	$72
Realized losses	24	48	47	50
PROGRESS ENERGY
The following table presents the estimated fair value investments in available-for-sale securities.

	September 30, 2015			December 31, 2014
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$131	$—	$—	$85
Equity securities	725	29	1,406	824	12	1,488
Corporate debt securities	4	1	158	6	—	138
Municipal bonds	3	1	138	4	—	122
U.S. government bonds	17	—	748	12	1	670
Other debt securities	—	—	31	—	—	14
Total NDTF(c)	$749	$31	$2,612	$846	$13	$2,517
Other Investments
Cash and cash equivalents	$—	$—	$23	$—	$—	$15
Municipal bonds	3	—	43	3	—	43
Total Other Investments(a)	$3	$—	$66	$3	$—	$58
Total Investments	$752	$31	$2,678	$849	$13	$2,575
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(c)
As of September 30, 2015, the estimated fair value of the NDTF includes NDTF assets acquired with the purchase of NCEMPA's ownership interest in certain generating assets. Refer to Note 2 for further information. This increase in estimated fair value compared to December 31, 2014, is partially offset due to reimbursements from the NDTF for Duke Energy Florida's costs related to ongoing decommissioning activity of the Crystal River Unit 3 Nuclear Plant.

The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2015
Due in one year or less	$38
Due after one through five years	476
Due after five through 10 years	271
Due after 10 years	333
Total	$1,118
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Realized gains	$5	$8	$26	$17
Realized losses	4	3	10	6

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2015			December 31, 2014
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$87	$—	$—	$50
Equity securities	535	23	1,107	612	10	1,171
Corporate debt securities	3	1	109	5	—	97
Municipal bonds	3	1	136	4	—	120
U.S. government bonds	12	—	485	9	1	265
Other debt securities	—	—	19	—	—	8
Total NDTF (c)	$553	$25	$1,943	$630	$11	$1,711
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$—
Total Other Investments(a)	$—	$—	$1	$—	$—	$—
Total Investments	$553	$25	$1,944	$630	$11	$1,711
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(c)
As of September 30, 2015, the estimated fair value of the NDTF includes NDTF assets acquired with the purchase of NCEMPA's ownership interest in certain generating assets. Refer to Note 2 for further information.

The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2015
Due in one year or less	$12
Due after one through five years	278
Due after five through 10 years	219
Due after 10 years	240
Total	$749
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Realized gains	$4	$4	$21	$11
Realized losses	3	2	8	4

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2015			December 31, 2014
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$44	$—	$—	$35
Equity securities	190	6	299	212	2	317
Corporate debt securities	1	—	49	1	—	41
Municipal bonds	—	—	2	—	—	2
U.S. government bonds	5	—	263	3	—	405
Other debt securities	—	—	12	—	—	6
Total NDTF(c)	$196	$6	$669	$216	$2	$806
Other Investments
Cash and cash equivalents	$—	$—	$11	$—	$—	$1
Municipal bonds	3	—	43	3	—	43
Total Other Investments(a)	$3	$—	$54	$3	$—	$44
Total Investments	$199	$6	$723	$219	$2	$850
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(c)
The estimated fair value at September 30, 2015, compared to the balance at December 31, 2014, is lower due to current year reimbursements from the NDTF for costs related to ongoing decommissioning activity of the Crystal River Unit 3 Nuclear Plant.

The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2015
Due in one year or less	$26
Due after one through five years	198
Due after five through 10 years	52
Due after 10 years	93
Total	$369
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Realized gains	$1	$3	$5	$5
Realized losses	1	1	2	2

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in available-for-sale securities.

	September 30, 2015			December 31, 2014
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
Other Investments
Equity securities	$23	$—	$67	$28	$—	$71
Corporate debt securities	—	—	3	—	—	—
Municipal bonds	—	1	27	—	1	30
Total Other Investments(a)	$23	$1	$97	$28	$1	$101
Total Investments	$23	$1	$97	$28	$1	$101
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	September 30, 2015
Due in one year or less	$2
Due after one through five years	16
Due after five through 10 years	8
Due after 10 years	4
Total	$30
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were insignificant for the three and nine months ended September 30, 2015 and 2014.
12. FAIR VALUE MEASUREMENTS
Fair value is the exchange price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The fair value definition focuses on an exit price versus the acquisition cost. Fair value measurements use market data or assumptions market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data or generally unobservable. Valuation techniques maximize the use of observable inputs and minimize use of unobservable inputs. A midmarket pricing convention (the midpoint price between bid and ask prices) is permitted for use as a practical expedient.
Fair value measurements are classified in three levels based on the fair value hierarchy:
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. An active market is one in which transactions for an asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.
Level 2 – A fair value measurement utilizing inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly, for an asset or liability. Inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active and (iii) inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities and credit spreads. A Level 2 measurement cannot have more than an insignificant portion of its valuation based on unobservable inputs. Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards, swaps and options; certain marketable debt securities; and financial instruments traded in less than active markets.
Level 3 – Any fair value measurement which includes unobservable inputs for more than an insignificant portion of the valuation. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 measurements may include longer-term instruments that extend into periods in which observable inputs are not available.
Fair value accounting guidance permits entities to elect to measure certain financial instruments that are not required to be accounted for at fair value, such as equity method investments or the company’s own debt, at fair value. The Duke Energy Registrants have not elected to record any of these items at fair value.
Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. Transfers between levels 1 and 2 during the three and nine months ended September 30, 2015 and 2014 were immaterial. Transfers out of Level 3 during the three and nine months ended September 30, 2015 are the result of forward commodity prices becoming observable due to the passage of time.
Valuation methods of the primary fair value measurements disclosed are as follows.
Investments in equity securities
The majority of investments in equity securities are valued using Level 1 measurements. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as Nasdaq composite (NASDAQ) and New York Stock Exchange (NYSE). Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. There was no after-hours market activity that was required to be reflected in the reported fair value measurements. Investments in equity securities that are Level 2 or 3 are typically ownership interests in commingled investment funds.
Investments in debt securities
With the exception of U.S. Treasuries which are classified as Level 1, most investments in debt securities are valued using Level 2 measurements because the valuations use interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is Level 3.
Commodity derivatives
Commodity derivatives with clearinghouses are classified as Level 1. Other commodity derivatives are primarily fair valued using internally developed discounted cash flow models which incorporate forward price, adjustments for liquidity (bid-ask spread) and credit or nonperformance risk (after reflecting credit enhancements such as collateral), and are discounted to present value. Pricing inputs are derived from published exchange transaction prices and other observable data sources. In the absence of an active market, the last available price may be used. If forward price curves are not observable for the full term of the contract and the unobservable period had more than an insignificant impact on the valuation, the commodity derivative is classified as Level 3. In isolation, increases (decreases) in natural gas forward prices result in favorable (unfavorable) fair value adjustments for natural gas purchase contracts; and increases (decreases) in electricity forward prices result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates pricing inputs used to estimate fair value of natural gas commodity contracts by a market participant price verification procedure. This procedure provides a comparison of internal forward commodity curves to market participant generated curves.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Interest rate derivatives
Most over-the-counter interest rate contract derivatives are valued using financial models which utilize observable inputs for similar instruments and are classified as Level 2. Inputs include forward interest rate curves, notional amounts, interest rates and credit quality of the counterparties.
Goodwill, long-lived assets and assets held for sale
See Note 8 for a discussion of the valuation of goodwill and long-lived assets. See Note 2 related to the assets and liabilities of the Disposal Group classified as held for sale, and the purchase of NCEMPA's ownership interests in certain generating assets.
DUKE ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$3,396	$3,224	$1	$171
Nuclear decommissioning trust fund debt securities	2,166	557	1,609	—
Other trading and available-for-sale equity securities	90	90	—	—
Other trading and available-for-sale debt securities	324	85	234	5
Derivative assets	33	—	16	17
Total assets	6,009	3,956	1,860	193
Derivative liabilities	(406)	(4)	(402)	—
Net assets	$5,603	$3,952	$1,458	$193

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$3,650	$3,493	$6	$151
Nuclear decommissioning trust fund debt securities	1,899	648	1,251	—
Other trading and available-for-sale equity securities	96	96	—	—
Other trading and available-for-sale debt securities	263	41	217	5
Derivative assets	110	49	24	37
Total assets	6,018	4,327	1,498	193
Derivative liabilities	(668)	(162)	(468)	(38)
Net assets	$5,350	$4,165	$1,030	$155

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements. Amounts included in earnings for derivatives are primarily included in Operating Revenues.

	Three Months Ended September 30, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$173	$23	$196
Purchases, sales, issuances and settlements:
Purchases	2	—	2
Sales	(3)	—	(3)
Settlements	—	(6)	(6)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	4	—	4
Balance at end of period	$176	$17	$193

	Three Months Ended September 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$188	$22	$210
Total pretax realized or unrealized gains (losses) included in earnings	—	(33)	(33)
Purchases, sales, issuances and settlements:
Purchases	13	(1)	12
Sales	(13)	—	(13)
Issuances	—	1	1
Transfers out of Level 3 due to observability of inputs	—	(1)	(1)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	4	(10)	(6)
Balance at end of period	$192	$(22)	$170
Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding	$—	$(49)	$(49)

	Nine Months Ended September 30, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$156	$(1)	$155
Total pretax realized or unrealized gains (losses) included in earnings(a)	—	18	18
Purchases, sales, issuances and settlements:
Purchases	14	24	38
Sales	(7)	—	(7)
Settlements	—	(28)	(28)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	13	4	17
Balance at end of period	$176	$17	$193

(a)	Includes amounts related to nonregulated operations and classified as (Loss) Income From Discontinued Operations, net of tax in Duke Energy's Condensed Consolidated Statements of Operations.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Nine Months Ended September 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$98	$13	$111
Total pretax realized or unrealized gains (losses) included in earnings	—	(21)	(21)
Purchases, sales, issuances and settlements:
Purchases	29	50	79
Sales	(15)	—	(15)
Settlements	—	(45)	(45)
Transfers out of Level 3 due to observability of inputs	68	(4)	64
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	12	(15)	(3)
Balance at end of period	$192	$(22)	$170
Pretax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding	$—	$(49)	$(49)
DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,990	$1,818	$1	$171
Nuclear decommissioning trust fund debt securities	960	203	757	—
Other trading and available-for-sale debt securities	3	—	—	3
Total assets	2,953	2,021	758	174
Derivative liabilities	(33)	—	(33)	—
Net assets	$2,920	$2,021	$725	$174

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$2,162	$2,005	$6	$151
Nuclear decommissioning trust fund debt securities	870	138	732	—
Other trading and available-for-sale debt securities	3	—	—	3
Total assets	3,035	2,143	738	154
Derivative liabilities	(19)	—	(19)	—
Net assets	$3,016	$2,143	$719	$154

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Three Months Ended September 30, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$171	$—	$171
Purchases, sales, issuances and settlements:
Purchases	2	—	2
Sales	(3)	—	(3)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	4	—	4
Balance at end of period	$174	$—	$174

	Three Months Ended September 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$171	$(3)	$168
Purchases, sales, issuances and settlements:
Purchases	13	—	13
Sales	(13)	—	(13)
Settlements	—	3	3
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	4	—	4
Balance at end of period	$175	$—	$175

	Nine Months Ended September 30, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$154	$—	$154
Purchases, sales, issuances and settlements:
Purchases	14	—	14
Sales	(7)	—	(7)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	13	—	13
Balance at end of period	$174	$—	$174

	Nine Months Ended September 30, 2014
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$81	$(2)	$79
Purchases, sales, issuances and settlements:
Purchases	29	—	29
Sales	(15)	—	(15)
Settlements	—	2	2
Transfers out of Level 3 to observability of inputs	68	—	68
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	12	—	12
Balance at end of period	$175	$—	$175

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,406	$1,406	$—	$—
Nuclear decommissioning trust fund debt securities	1,206	354	852	—
Other trading and available-for-sale debt securities	66	23	43	—
Derivative assets	13	—	13	—
Total assets	2,691	1,783	908	—
Derivative liabilities	(309)	—	(309)	—
Net assets	$2,382	$1,783	$599	$—

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,488	$1,488	$—	$—
Nuclear decommissioning trust fund debt securities	1,029	510	519	—
Other trading and available-for-sale debt securities	58	15	43	—
Derivative assets	4	—	4	—
Total assets	2,579	2,013	566	—
Derivative liabilities	(373)	—	(373)	—
Net assets	$2,206	$2,013	$193	$—

DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,107	$1,107	$—	$—
Nuclear decommissioning trust fund debt securities	836	136	700	—
Other trading and available-for-sale debt securities	1	1	—	—
Derivative assets	2	—	2	—
Total assets	1,946	1,244	702	—
Derivative liabilities	(95)	—	(95)	—
Net assets	$1,851	$1,244	$607	$—

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,171	$1,171	$—	$—
Nuclear decommissioning trust fund debt securities	540	151	389	—
Total assets	1,711	1,322	389	—
Derivative liabilities	(132)	—	(132)	—
Net assets	$1,579	$1,322	$257	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$299	$299	$—	$—
Nuclear decommissioning trust fund debt securities and other	370	219	151	—
Other trading and available-for-sale debt securities and other	54	11	43	—
Derivative assets	11	—	11	—
Total assets	734	529	205	—
Derivative liabilities	(209)	—	(209)	—
Net assets (liabilities)	$525	$529	$(4)	$—

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$317	$317	$—	$—
Nuclear decommissioning trust fund debt securities and other	489	359	130	—
Other trading and available-for-sale debt securities and other	44	—	44	—
Derivative assets	4	—	4	—
Total assets	854	676	178	—
Derivative liabilities	(241)	—	(241)	—
Net assets (liabilities)	$613	$676	$(63)	$—
DUKE ENERGY OHIO
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10.

	September 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$4	$—	$—	$4
Derivative liabilities	(7)	—	(7)	—
Net liabilities	$(3)	$—	$(7)	$4

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$49	$20	$9	$20
Derivative liabilities	(181)	(117)	(26)	(38)
Net liabilities	$(132)	$(97)	$(17)	$(18)

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Balance at beginning of period	$5	$(28)	$(18)	$(4)
Total pretax realized or unrealized gains (losses) included in earnings(a)	—	(24)	21	(43)
Purchases, sales, issuances and settlements:
Purchases	5	—	5	1
Sales	(5)	—	—	—
Settlements	(1)	(2)	(4)	(6)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	(1)	—	1
Transfers out of Level 3 due to observability of inputs	—	—	—	(4)
Balance at end of period	$4	$(55)	$4	$(55)
Pretax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at September 30, 2014	$—	$—	$—	(52)

(a)
Includes amounts related to nonregulated operations and classified as (Loss) Income From Discontinued Operations, net of tax in Duke Energy Ohio's Condensed Consolidated Statements of Operations and Comprehensive Income.

DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 10. See Note 11 for additional information related to investments by major security type.

	September 30, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities	$67	$67	$—	$—
Available-for-sale debt securities	30	—	30	—
Derivative assets	12	—	—	12
Net assets	$109	$67	$30	$12

	December 31, 2014
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Available-for-sale equity securities	$71	$71	$—	$—
Available-for-sale debt securities	30	—	30	—
Derivative assets	14	—	—	14
Net assets	$115	$71	$30	$14

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following tables provide reconciliations of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Balance at beginning of period	$17	$45	$14	$12
Total pretax realized or unrealized gains (losses) included in earnings	—	(13)	—	14
Purchases, sales, issuances and settlements:
Purchases	1	—	19	49
Settlements	(6)	—	(25)	(38)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	(10)	4	(15)
Balance at end of period	$12	$22	$12	$22
QUANTITATIVE DISCLOSURES ABOUT UNOBSERVABLE INPUTS
The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	September 30, 2015
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Swing options	1	Discounted cash flow	Forward capacity option curves – price per MMBtu	$18.50	–	$84.35
Financial transmission rights (FTRs)	16	RTO auction pricing	FTR price – per MWh	(0.81)	–	7.23
Total Level 3 derivatives	$17
Duke Energy Ohio
FTRs	4	RTO auction pricing	FTR price – per MWh	0.37	–	2.17
Duke Energy Indiana
FTRs	$12	RTO auction pricing	FTR price – per MWh	(0.81)	–	7.23

	December 31, 2014
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Natural gas contracts	$(5)	Discounted cash flow	Forward natural gas curves – price per MMBtu	$2.12	–	$4.35
Financial transmission rights (FTRs)	14	RTO auction pricing	FTR price – per MWh	(1.92)	–	9.86
Electricity contracts	(1)	Discounted cash flow	Forward electricity curves – price per MWh	25.16	–	51.75
Commodity capacity option contracts	2	Discounted cash flow	Forward capacity option curves – price per MW day	21.00	–	109.00
Commodity contract reserves	(11)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(1)
Duke Energy Ohio
Electricity contracts	$(6)	Discounted cash flow	Forward electricity curves – price per MWh	25.25	–	51.75
Natural gas contracts	(5)	Discounted cash flow	Forward natural gas curves – price per MMBtu	2.12	–	4.35
Commodity contract reserves	(7)		Bid-ask spreads, implied volatility, probability of default
Total Level 3 derivatives	$(18)
Duke Energy Indiana
FTRs	$14	RTO auction pricing	FTR price – per MWh	(1.92)	–	9.86

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	September 30, 2015		December 31, 2014
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$40,203	$43,864	$40,020	$44,566
Duke Energy Carolinas	8,884	9,860	8,391	9,626
Progress Energy	15,396	17,146	14,754	16,951
Duke Energy Progress	6,851	7,214	6,201	6,696
Duke Energy Florida	4,850	5,585	4,860	5,767
Duke Energy Ohio	1,605	1,766	1,766	1,970
Duke Energy Indiana	3,790	4,330	3,791	4,456
At both September 30, 2015 and December 31, 2014, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and nonrecourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
13. VARIABLE INTEREST ENTITIES
A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in an entity’s assets or activities. A qualitative analysis of control determines the party that consolidates a VIE. This assessment is based on (i) what party has the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) what party has rights to receive benefits or is obligated to absorb losses that could potentially be significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.
No financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2015 and the year ended December 31, 2014, or is expected to be provided in the future, that was not previously contractually required.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

CONSOLIDATED VIEs
The following tables summarize the impact of VIEs consolidated by Duke Energy and the Subsidiary Registrants on the Condensed Consolidated Balance Sheets.

	September 30, 2015
	Duke Energy
	Duke	Duke	Duke
	Energy	Energy	Energy
	Carolinas	Progress	Florida
(in millions)	DERF	DEPR(c)	DEFR(c)	CRC	Renewables	Other	Total
ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—	$—	$—	$2	$—	$2
Restricted receivables of variable interest entities (net of allowance for doubtful accounts)	687	468	395	453	12	22	2,037
Other	—	1	2	—	215	4	222
Investments and Other Assets
Other	—	—	—	—	20	5	25
Property, Plant and Equipment
Property, plant and equipment, cost(a)	—	—	—	—	1,926	19	1,945
Accumulated depreciation and amortization	—	—	—	—	(302)	(5)	(307)
Regulatory Assets and Deferred Debits
Other	—	—	—	—	37	1	38
Total assets	$687	$469	$397	$453	$1,910	$46	$3,962
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$—	$—	$—	$6	$—	$6
Taxes accrued	5	3	1	—	6	—	15
Current maturities of long-term debt	—	—	—	—	73	18	91
Other	—	—	—	—	23	4	27
Long-Term Debt(b)	400	300	225	325	916	3	2,169
Deferred Credits and Other Liabilities
Deferred income taxes	—	—	—	—	325	—	325
Asset retirement obligations	—	—	—	—	30	—	30
Other	—	—	—	—	42	—	42
Total liabilities	$405	$303	$226	$325	$1,421	$25	$2,705
Net assets of consolidated variable interest entities	$282	$166	$171	$128	$489	$21	$1,257
(a)    Restricted as collateral for nonrecourse debt of VIEs.
(b)    Nonrecourse to the general assets of the applicable registrant.

(c)	The amount for Progress Energy is equal to the sum of the amounts for Duke Energy Progress Receivables Company, LLC (DEPR) and Duke Energy Florida Receivables Company, LLC (DEFR).

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	December 31, 2014
	Duke Energy
	Duke	Duke	Duke
	Energy	Energy	Energy
	Carolinas	Progress	Florida
(in millions)	DERF	DEPR(c)	DEFR(c)	CRC	Renewables	Other	Total
ASSETS
Current Assets
Restricted receivables of variable interest entities (net of allowance for doubtful accounts)	$647	$436	$305	$547	$20	$18	$1,973
Other	—	—	—	—	68	6	74
Investments and Other Assets
Other	—	—	—	—	25	25	50
Property, Plant and Equipment
Property, plant and equipment, cost(a)	—	—	—	—	1,855	18	1,873
Accumulated depreciation and amortization	—	—	—	—	(250)	(5)	(255)
Regulatory Assets and Deferred Debits
Other	—	—	—	—	34	2	36
Total assets	$647	$436	$305	$547	$1,752	$64	$3,751
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$—	$—	$—	$3	$—	$3
Taxes accrued	—	—	—	—	6	—	6
Current maturities of long-term debt	—	—	—	—	68	16	84
Other	—	—	—	—	16	5	21
Long-Term Debt(b)	400	300	225	325	967	17	2,234
Deferred Credits and Other Liabilities
Deferred income taxes	—	—	—	—	283	—	283
Asset retirement obligations	—	—	—	—	29	—	29
Other	—	—	—	—	34	4	38
Total liabilities	$400	$300	$225	$325	$1,406	$42	$2,698
Net assets of consolidated variable interest entities	$247	$136	$80	$222	$346	$22	$1,053
(a)    Restricted as collateral for nonrecourse debt of VIEs.
(b)    Nonrecourse to the general assets of the applicable registrant.

(c)	The amount for Progress Energy is equal to the sum of the amounts for DEPR and DEFR.
The obligations of these VIEs are nonrecourse to Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress and Duke Energy Florida. These entities have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
DERF / DEPR / DEFR
Duke Energy Receivables Finance Company, LLC (DERF), DEPR and DEFR are bankruptcy remote, special purpose subsidiaries of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively. On a daily basis, DERF, DEPR and DEFR buy certain accounts receivable arising from the sale of electricity and/or related services from their parent companies. DERF, DEPR and DEFR are wholly owned limited liability companies with separate legal existence from their parents, and their assets are not generally available to creditors of their parent companies. DERF, DEPR and DEFR borrow amounts under credit facilities to buy the receivables. Borrowing availability is limited to the amount of qualified receivables sold, which is generally expected to be in excess of the credit facilities. The credit facilities are reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt. The secured credit facilities were not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table summarizes the amounts and expiration dates of the credit facilities reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt.

	DERF	DEPR	DEFR
Credit facility amount (in millions)	$400	$300	$225
Expiration date	December 2016	December 2016	March 2017
The activities that most significantly impact the economic performance of DERF, DEPR and DEFR are the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida consolidate DERF, DEPR and DEFR, respectively, as they are the related parties most closely associated with the VIE.
CRC
On a revolving basis, CRC buys certain accounts receivable arising from the sale of electricity and/or related services from Duke Energy Ohio and Duke Energy Indiana. Receivables sold are securitized by CRC through a credit facility managed by two unrelated third parties. The proceeds Duke Energy Ohio and Duke Energy Indiana receive from the sale of receivables to CRC are typically 75 percent cash and 25 percent in the form of a subordinated note from CRC. The subordinated note is a retained interest in the receivables sold. Cash collections from the receivables are the sole source of funds to satisfy the related debt obligation. Depending on experience with collections, additional equity infusions to CRC may be required by Duke Energy to maintain a minimum equity balance of $3 million. Borrowing availability is limited to the amount of qualified receivables sold, which is generally expected to be in excess of the credit facility. The credit facility expires in November 2016 and is reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt.
CRC is considered a VIE because (i) equity capitalization is insufficient to support its operations, (ii) power to direct the activities that most significantly impact the economic performance of the entity are not performed by the equity holder, Cinergy, and (iii) deficiencies in net worth of CRC are not funded by Cinergy, but by Duke Energy. The most significant activities of CRC are decisions made related to the management of delinquent receivables. Duke Energy consolidates CRC as it makes these decisions. Neither Duke Energy Ohio nor Duke Energy Indiana consolidate CRC.
Renewables
Certain of Duke Energy’s renewable energy facilities are VIEs due to long-term fixed-price power purchase agreements. These fixed-price agreements effectively transfer commodity price risk to the buyer of the power. Certain other of Duke Energy’s renewable energy facilities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. For certain VIEs, assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders. The activities that most significantly impact the economic performance of these renewable energy facilities were decisions associated with siting, negotiating purchase power agreements, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance-related activities. Duke Energy consolidates the entities as it makes all of these decisions.
NON-CONSOLIDATED VIEs
The following tables include VIEs not consolidated and how these entities impact the Condensed Consolidated Balance Sheets.

	September 30, 2015
	Duke Energy			Duke	Duke
				Energy	Energy
(in millions)	Renewables	Other	Total	Ohio	Indiana
Receivables	$—	$—	$—	$43	$64
Investments in equity method unconsolidated affiliates	223	125	348	—	—
Total assets	$223	$125	$348	$43	$64
Other current liabilities	—	2	2	—	—
Deferred credits and other liabilities	—	14	14	—	—
Total liabilities	$—	$16	$16	$—	$—
Net assets	$223	$109	$332	$43	$64

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	December 31, 2014
	Duke Energy			Duke	Duke
				Energy	Energy
(in millions)	Renewables	Other	Total	Ohio	Indiana
Receivables	$—	$—	$—	$91	$113
Investments in equity method unconsolidated affiliates	150	38	188	—	—
Investments and other assets	—	4	4	—	—
Total assets	$150	$42	$192	$91	$113
Other current liabilities	—	3	3	—	—
Deferred credits and other liabilities	—	14	14	—	—
Total liabilities	$—	$17	$17	$—	$—
Net assets	$150	$25	$175	$91	$113
The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with OVEC, which is discussed below, and various guarantees, reflected in the table above as Deferred credits and other liabilities. For more information on various guarantees, refer to Note 5, "Commitments and Contingencies."
Renewables
Duke Energy has investments in various renewable energy project entities. Some of these entities are VIEs due to long-term fixed-price power purchase agreements. These fixed-price agreements effectively transfer commodity price risk to the buyer of the power. Duke Energy does not consolidate these VIEs because power to direct and control key activities is shared jointly by Duke Energy and other owners.
Other
Duke Energy holds a 50 percent equity interest in Duke-American Transmission Company, LLC (DATC). DATC is considered a VIE due to insufficient equity at risk to permit DATC to finance its own activities without additional subordinated financial support. The activities that most significantly impact DATC’s economic performance are the decisions related to investing in existing and development of new transmission facilities. The power to direct these activities is jointly and equally shared by Duke Energy and the other joint venture partner and, therefore, Duke Energy does not consolidate.
Duke Energy has a 40 percent equity interest and a 7.5 percent equity interest in ACP and Sabal Trail Transmission, LLC (Sabal Trail), respectively. These entities are considered VIEs as their equity is not sufficient to permit the entities to finance their activities without additional subordinated financial support. The activity that most significantly impacts the economic performance of both ACP and Sabal Trail is construction. Duke Energy does not control these activities and therefore does not consolidate ACP or Sabal Trail.
OVEC
Duke Energy Ohio’s 9 percent ownership interest in OVEC is considered a non-consolidated VIE. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement to buy power from OVEC’s power plants through June 2040. Proceeds from the sale of power by OVEC to its power purchase agreement counterparties are designed to be sufficient to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 MW of coal-fired generation capacity. Proposed environmental rule-making could increase the costs of OVEC, which would be passed through to Duke Energy Ohio. In 2014, Duke Energy Ohio recorded a $94 million impairment related to OVEC.
CRC
See discussion under Consolidated VIEs for additional information related to CRC.
Amounts included in Receivables in the above table for Duke Energy Ohio and Duke Energy Indiana reflect their retained interest in receivables sold to CRC. These subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value. Carrying values of retained interests are determined by allocating carrying value of the receivables between assets sold and interests retained based on relative fair value. The allocated bases of the subordinated notes are not materially different than their face value because (i) the receivables generally turn over in less than two months, (ii) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (iii) the equity in CRC is subordinate to all retained interests and thus would absorb losses first. The hypothetical effect on fair value of the retained interests assuming both a 10 percent and a 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Indiana on the retained interests using the acceptable yield method. This method generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2015	2014	2015	2014
Anticipated credit loss ratio	0.6%	0.6%	0.3%	0.3%
Discount rate	1.2%	1.2%	1.2%	1.2%
Receivable turnover rate	12.9%	12.8%	10.6%	10.5%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Receivables sold	$221	$273	$271	$310
Less: Retained interests	43	91	64	113
Net receivables sold	$178	$182	$207	$197
The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Sales
Receivables sold	$449	$477	$1,518	$1,705	$679	$739	$2,032	$2,173
Loss recognized on sale	2	3	7	9	3	3	8	8
Cash flows
Cash proceeds from receivables sold	461	494	1,568	1,761	692	759	2,074	2,233
Collection fees received	—	—	1	1	—	—	1	1
Return received on retained interests	—	—	2	3	1	2	4	5
Cash flows from sales of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.
Collection fees received in connection with servicing transferred accounts receivable are included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Operations and Comprehensive Income. The loss recognized on sales of receivables is calculated monthly by multiplying receivables sold during the month by the required discount. The required discount is derived monthly utilizing a three-year weighted-average formula that considers charge-off history, late charge history and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is the prior month-end London Interbank Offered Rate (LIBOR) plus a fixed rate of 1.00 percent.
14. COMMON STOCK
Basic Earnings Per Share (EPS) is computed by dividing net income attributable to Duke Energy common shareholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common shareholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised or settled. Duke Energy’s participating securities are restricted stock units that are entitled to dividends declared on Duke Energy common shares during the restricted stock unit’s vesting periods.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Income from continuing operations attributable to Duke Energy common shareholders	$935	$887	$2,307	$2,351
Weighted-average shares outstanding – basic	688	707	696	707
Weighted-average shares outstanding – diluted	688	707	696	707
Earnings per share from continuing operations attributable to Duke Energy common shareholders
Basic	$1.36	$1.25	$3.31	$3.33
Diluted	$1.36	$1.25	$3.31	$3.33
Potentially dilutive shares excluded from the calculation(a)			2	2
Dividends declared per common share	$0.825	$0.795	$2.42	$2.355

(a)
Performance stock awards and certain stock options were not included in the dilutive securities calculation because either the performance measures related to the awards had not been met or the option exercise prices were greater than the average market price of the common shares during the presented periods.

On April 6, 2015, Duke Energy entered into agreements with each of Goldman, Sachs & Co. and JPMorgan Chase Bank, National Association (the Dealers) to repurchase a total of $1.5 billion of Duke Energy common stock under an accelerated stock repurchase program (the ASR). Duke Energy made payments of $750 million to each of the Dealers and was delivered 16.6 million shares, with a total fair value of $1.275 billion, which represented approximately 85 percent of the total number of shares of Duke Energy common stock expected to be repurchased under the ASR. The $225 million unsettled portion met the criteria to be accounted for as a forward contract indexed to Duke Energy's stock and qualified as an equity instrument. The company recorded the $1.5 billion payment as a reduction to common stock as of April 6, 2015. In June 2015, the Dealers delivered 3.2 million additional shares to Duke Energy to complete the ASR. Approximately 19.8 million shares, in total, were delivered to Duke Energy and retired under the ASR at an average price of $75.75 per share. The final number of shares repurchased was based upon the average of the daily volume weighted-average stock prices of Duke Energy’s common stock during the term of the program, less a discount.
15. STOCK-BASED COMPENSATION
For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.
The Duke Energy Corporation 2015 Long-Term Incentive Plan (the 2015 Plan) provides for the grant of stock-based compensation awards to employees and outside directors. The 2015 Plan reserves 10 million shares of common stock for issuance under the Plan. The 2015 Plan supersedes the 2010 Long-Term Incentive Plan, as amended (the 2010 Plan), and the Progress Energy, Inc. 2007 Equity Incentive Plan (the Progress Plan). No additional grants will be made from the 2010 Plan and the Progress Plan.
Pretax stock-based compensation costs, the tax benefit associated with stock-based compensation expense, and stock-based compensation costs capitalized are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Restricted stock unit awards	$9	$8	$29	$30
Performance awards	5	4	18	14
Pretax stock-based compensation cost	$14	$12	$47	$44
Tax benefit associated with stock-based compensation expense	$6	$5	$18	$17
Stock-based compensation costs capitalized	1	1	3	3

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

16. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy maintains, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits equal to a percentage of current eligible earnings based on age and/or years of service, and interest credits. Certain employees are covered under plans that use a final average earnings formula. Under these average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-year or four-year average earnings, (ii) highest three-year or four-year average earnings in excess of covered compensation per year of participation (maximum of 35 years) and/or (iii) highest three-year or four-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans which cover certain executives. The qualified and non-qualified, non-contributory defined benefit plans are closed to new and rehired non-union and certain unionized employees.
Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations. Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to the Duke Energy Registrants’ contributions to its U.S. qualified defined benefit pension plans.

Nine Months Ended September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana

Contributions	$143	$42	$42	$21	$21	$4	$9
Duke Energy and Duke Energy Ohio made contributions of $11 million and $3 million, respectively, to their U.S. qualified defined benefit pension plans during the three months ended September 30, 2015. Duke Energy did not make any contributions to its U.S. qualified defined benefit pension plans during the nine months ended September 30, 2014.
Net periodic benefit costs disclosed in the tables below represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment. Amounts presented in the tables below for the Subsidiary Registrants represent the amounts of pension and other post-retirement benefit costs allocated by Duke Energy for employees of the Subsidiary Registrants. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and post-retirement benefit costs for employees of Duke Energy’s shared services affiliate that provides support to the Subsidiary Registrants. These allocated amounts are included in the governance and shared service costs discussed in Note 9.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$40	$13	$11	$6	$5	$1	$3
Interest cost on projected benefit obligation	81	21	26	12	14	5	7
Expected return on plan assets	(129)	(35)	(43)	(20)	(22)	(7)	(10)
Amortization of actuarial loss	44	10	17	8	8	3	3
Amortization of prior service credit	(4)	(2)	(1)	—	—	—	—
Other	2	1	1	—	—	—	—
Net periodic pension costs	$34	$8	$11	$6	$5	$2	$3

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended September 30, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$34	$10	$10	$6	$5	$1	$3
Interest cost on projected benefit obligation	86	22	28	13	14	5	7
Expected return on plan assets	(128)	(33)	(44)	(21)	(21)	(7)	(10)
Amortization of actuarial loss	37	8	17	8	8	1	3
Amortization of prior service credit	(4)	(2)	—	—	—	—	—
Other	3	1	1	—	—	—	—
Net periodic pension costs	$28	$6	$12	$6	$6	$—	$3

	Nine Months Ended September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$119	$38	$33	$18	$15	$3	$8
Interest cost on projected benefit obligation	244	62	78	36	41	14	21
Expected return on plan assets	(387)	(104)	(127)	(61)	(66)	(20)	(31)
Amortization of actuarial loss	131	30	51	25	24	8	10
Amortization of prior service credit	(11)	(6)	(3)	(1)	(1)	—	—
Other	6	2	2	1	1	—	—
Net periodic pension costs	$102	$22	$34	$18	$14	$5	$8

	Nine Months Ended September 30, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$102	$31	$30	$16	$15	$3	$7
Interest cost on projected benefit obligation	258	64	84	40	43	15	22
Expected return on plan assets	(383)	(99)	(130)	(64)	(64)	(20)	(30)
Amortization of actuarial loss	111	26	51	24	24	3	9
Amortization of prior service credit	(11)	(6)	(2)	(1)	(1)	—	—
Other	6	2	2	1	1	—	—
Net periodic pension costs	$83	$18	$35	$16	$18	$1	$8
NON-QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for non-qualified pension plans for registrants with non-qualified pension costs.

	Three Months Ended September 30, 2015
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	—	1	—	1
Amortization of actuarial loss	2	—	1	—	—
Net periodic pension costs	$6	$—	$2	$—	$1

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended September 30, 2014
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$1	$—	$—	$1	$—
Interest cost on projected benefit obligation	3	1	2	—	—
Amortization of actuarial loss	1	—	—	—	—
Amortization of prior service credit	—	—	(1)	—	—
Net periodic pension costs	$5	$1	$1	$1	$—

	Nine Months Ended September 30, 2015
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$2	$—	$1	$—	$—
Interest cost on projected benefit obligation	10	1	3	1	2
Amortization of actuarial loss	5	—	2	—	1
Net periodic pension costs	$17	$1	$6	$1	$3

	Nine Months Ended September 30, 2014
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Service cost	$2	$—	$1	$1	$—
Interest cost on projected benefit obligation	10	1	4	1	1
Amortization of actuarial loss	2	—	1	—	—
Amortization of prior service cost	—	—	(1)	—	—
Net periodic pension costs	$14	$1	$5	$2	$1
OTHER POST-RETIREMENT BENEFIT PLANS
Duke Energy provides, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. The health care benefits include medical, dental and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.
Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the nine months ended September 30, 2015 and 2014.
The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$1	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	4	2	2	—	1
Expected return on plan assets	(3)	(2)	—	—	—	—	—
Amortization of actuarial loss	6	—	7	5	3	—	—
Amortization of prior service credit	(35)	(4)	(26)	(17)	(9)	—	—
Net periodic other post-retirement benefit costs	$(22)	$(4)	$(15)	$(10)	$(4)	$—	$1

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended September 30, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$2	$—	$1	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	13	3	6	3	3	—	1
Expected return on plan assets	(3)	(2)	—	—	—	—	—
Amortization of actuarial loss	9	1	10	8	3	—	—
Amortization of prior service credit	(31)	(3)	(24)	(19)	(5)	—	—
Net periodic other post-retirement benefit costs	$(10)	$(1)	$(7)	$(8)	$1	$—	$1

	Nine Months Ended September 30, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$4	$1	$1	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	27	6	11	6	5	1	3
Expected return on plan assets	(9)	(6)	—	—	—	—	—
Amortization of actuarial loss (gain)	19	(1)	21	14	8	—	(1)
Amortization of prior service credit	(105)	(11)	(77)	(50)	(25)	—	—
Net periodic other post-retirement benefit costs	$(64)	$(11)	$(44)	$(30)	$(12)	$1	$2

	Nine Months Ended September 30, 2014
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$7	$1	$3	$1	$2	$—	$—
Interest cost on accumulated post-retirement benefit obligation	38	9	17	8	9	1	4
Expected return on plan assets	(9)	(6)	—	—	—	—	(1)
Amortization of actuarial loss (gain)	29	2	31	23	8	(1)	—
Amortization of prior service credit	(94)	(8)	(71)	(55)	(16)	—	—
Net periodic other post-retirement benefit costs	$(29)	$(2)	$(20)	$(23)	$3	$—	$3
EMPLOYEE SAVINGS PLANS
Duke Energy sponsors, and the Subsidiary Registrants participate in, employee savings plans that cover substantially all U.S. employees. Effective January 1, 2015, all then-existing employee savings plans were merged into a single plan. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100 percent of employee before-tax and Roth
401(k) contributions of up to 6 percent of eligible pay per pay period. Prior to 2015, Duke Energy also provided a match on after-tax contributions for certain plans. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted earnings per share.
For new and rehired non-union and certain unionized employees who are not eligible to participate in Duke Energy’s defined benefit plans, an additional employer contribution of 4 percent of eligible pay per pay period, subject to three-year vesting, is provided to the employee’s savings plan account.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table includes employer matching contributions, as well as the additional contribution of 4 percent of eligible pay per pay period for employees not eligible to participate in a defined benefit plan, made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Three Months Ended September 30,
2015	$34	$11	$10	$7	$3	$—	$1
2014	30	10	10	7	3	—	1
Nine Months Ended September 30,
2015	$120	$40	$36	$26	$10	$2	$5
2014	110	36	33	23	10	2	5
17. INCOME TAXES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Duke Energy	30.9%	34.0%	32.5%	31.4%
Duke Energy Carolinas	36.5%	33.9%	36.3%	33.7%
Progress Energy	25.0%	37.1%	31.8%	37.3%
Duke Energy Progress	34.4%	36.3%	35.3%	36.6%
Duke Energy Florida	30.1%	38.5%	35.2%	38.6%
Duke Energy Ohio	39.3%	38.3%	37.6%	34.9%
Duke Energy Indiana	37.0%	31.6%	36.6%	35.2%
The decrease in the effective tax rate for Duke Energy for the three months ended September 30, 2015, is primarily due to the tax benefit related to the manufacturing deduction in 2015, which was limited in the prior year due to taxable income, and a tax benefit from the legal entity restructuring of Duke Energy Florida and Duke Energy Progress. The increase in the effective tax rate for the nine months ended September 30, 2015, is primarily due to a deferred tax benefit related to the merger of two Chilean subsidiaries recorded in the second quarter of 2014 and a deferred tax charge for changes in apportionment related to state income taxes recorded in the second quarter of 2015 offset by the tax benefit related to the manufacturing deduction in 2015, which was limited in the prior year due to taxable income, and a tax benefit from the legal entity restructuring of Duke Energy Florida and Duke Energy Progress.
The increase in the effective tax rate for Duke Energy Carolinas for the three months ended September 30, 2015, is primarily due to a decrease in the tax benefit of the manufacturing deduction in 2015 as compared to 2014, partially offset by a reduction of the North Carolina statutory corporate state income tax rate. The increase in the effective tax rate for the nine months ended September 30, 2015, is primarily due to favorable prior year audit settlements and changes in apportionment related to state income tax.
The decrease in the effective tax rate for Progress Energy for the three and nine months ended September 30, 2015, is primarily due to a reduction of the North Carolina statutory corporate state income tax rate and release of tax reserves due to expired tax statutes.
The decrease in the effective tax rate for Duke Energy Progress for the three and nine months ended September 30, 2015, is primarily due to a reduction of the North Carolina statutory corporate state income tax rate.
The decrease in the effective tax rate for Duke Energy Florida for the three and nine months ended September 30, 2015, is primarily due to a release of tax reserves due to expired tax statutes.
The increase in the effective tax rate for Duke Energy Ohio for the three months ended September 30, 2015, is primarily due to certain nondeductible book depreciation offset by the tax benefit related to the manufacturing deduction in 2014. The increase in the effective tax rate for the nine months ended September 30, 2015, is primarily due to the tax benefit related to the manufacturing deduction in 2014.
The increase in the effective tax rate for Duke Energy Indiana for the three and nine months ended September 30, 2015, is primarily due to a prior period audit settlement in 2014, partially offset by a reduction in the Indiana statutory corporate state income tax rate.
18. SUBSEQUENT EVENTS
For information on subsequent events related to acquisitions and dispositions, regulatory matters, commitments and contingencies, and derivatives and hedging see Notes 2, 4, 5 and 10, respectively.

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) and Duke Energy Carolinas, LLC (Duke Energy Carolinas), Progress Energy, Inc. (Progress Energy), Duke Energy Progress, LLC (Duke Energy Progress, formerly Duke Energy Progress, Inc.), Duke Energy Florida, LLC (Duke Energy Florida, formerly Duke Energy Florida, Inc.), Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana) (collectively referred to as the Subsidiary Registrants). However, none of the registrants makes any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.
DUKE ENERGY
Duke Energy is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana, as well as in Latin America.
When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the U.S., as well as certain non-GAAP financial measures such as adjusted earnings, adjusted diluted earnings per share (EPS) and adjusted segment income, discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented herein may not be comparable to similarly titled measures used by other companies.
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2015, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
Acquisition of Piedmont Natural Gas
On October 24, 2015, Duke Energy entered into an Agreement and Plan of Merger (Merger Agreement) with Piedmont Natural Gas Company, Inc., (Piedmont) a North Carolina corporation. Under the terms of the Merger Agreement, Duke Energy will acquire Piedmont for $4.9 billion in cash. Upon closing, Piedmont will become a wholly-owned subsidiary of Duke Energy.
Pursuant to the Merger Agreement, upon the closing of the merger, each share of Piedmont common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $60 in cash per share. In addition, Duke Energy will assume $1.8 billion in Piedmont existing debt. Duke Energy expects to finance the transaction with a combination of debt, between $500 million and $750 million of newly issued equity and other cash sources. Duke Energy has a fully underwritten bridge facility to support funding of the merger.
Completion of the transaction is conditioned upon approval by the North Carolina Utilities Commission (NCUC), expiration or termination of any applicable waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976, and Piedmont shareholder approval. The Merger Agreement contains certain termination rights for both Duke Energy and Piedmont, and provides that, upon termination of the Merger Agreement under specified circumstances, Duke Energy would be required to pay a termination fee of $250 million to Piedmont and Piedmont would be required to pay Duke Energy a termination fee of $125 million.
Subject to receipt of required regulatory approvals and meeting closing conditions, Duke Energy and Piedmont are targeting a closing by the end of 2016.
See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information regarding Duke Energy and Piedmont's joint investment in Atlantic Coast Pipeline, LLC (ACP).
Midwest Generation Exit
Duke Energy, through indirect subsidiaries, completed the sale of the nonregulated Midwest generation business and Duke Energy Retail Sales LLC (Disposal Group) to a subsidiary of Dynegy Inc. (Dynegy) on April 2, 2015, for approximately $2.8 billion in cash. Refer to Note 2 to the Condensed Consolidated Financial Statements, “Acquisitions and Dispositions,” for additional information on this transaction.
Commercial Portfolio (formerly Commercial Power) builds, develops and operates wind and solar renewable generation and energy transmission projects throughout the U.S. The segment was renamed as a result of the sale of the nonregulated Midwest generation business, as discussed in Note 2. For periods subsequent to the sale, beginning in the second quarter of 2015, certain immaterial results of operations and related assets previously presented in the Commercial Portfolio segment are presented in Regulated Utilities and Other.

PART I

Accelerated Stock Repurchase Program
On April 6, 2015, Duke Energy entered into agreements with each of Goldman, Sachs & Co. and JPMorgan Chase Bank, National Association (the Dealers) to repurchase a total of $1.5 billion of Duke Energy common stock under an accelerated stock repurchase program (the ASR). Duke Energy made payments of $750 million to each of the Dealers and was delivered 16.6 million shares, with a total fair value of $1.275 billion, which represented approximately 85 percent of the total number of shares of Duke Energy common stock expected to be repurchased under the ASR. The $225 million unsettled portion met the criteria to be accounted for as a forward contract indexed to Duke Energy's stock and qualified as an equity instrument. The company recorded the $1.5 billion payment as a reduction to common stock as of April 6, 2015. In June 2015, the Dealers delivered 3.2 million additional shares to Duke Energy to complete the ASR. Approximately 19.8 million shares, in total, were delivered to Duke Energy and retired under the ASR at an average price of $75.75 per share. The final number of shares repurchased was based upon the average of the daily volume weighted-average stock prices of Duke Energy’s common stock during the term of the program, less a discount.
For additional information on the details of this transaction, see Note 14 to the Condensed Consolidated Financial Statements, “Common Stock.”
Results of Operations
In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.
Management evaluates financial performance in part based on the non-GAAP financial measures, adjusted earnings and adjusted diluted EPS. These items are measured as income from continuing operations net of income (loss) attributable to noncontrolling interests, adjusted for the dollar and per-share impact of mark-to-market impacts of economic hedges in the Commercial Portfolio segment and special items including the operating results of the Disposal Group classified as discontinued operations for GAAP purposes. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. Operating results of the Disposal Group sold to Dynegy are reported as discontinued operations, including a portion of the mark-to-market adjustments associated with derivative contracts. Management believes that including the operating results of the Disposal Group reported as discontinued operations better reflects its financial performance and therefore has included these results in adjusted earnings and adjusted diluted EPS prior to the sale of the Disposal Group. Additionally, as a result of completing the sale of the Disposal Group during the second quarter of 2015, state income tax expense increased as state income tax apportionments changed. The additional tax expense was recognized in Continuing Operations on a GAAP basis. This impact to state income taxes has been reflected in Discontinued Operations in the Commercial Portfolio segment for adjusted diluted EPS purposes as management believes these impacts are incidental to the sale of the Disposal Group. Derivative contracts are used in Duke Energy’s hedging of a portion of the economic value of its generation assets in the Commercial Portfolio segment. The mark-to-market impact of derivative contracts is recognized in GAAP earnings immediately and, if associated with the Disposal Group, classified as discontinued operations, as such derivative contracts do not qualify for hedge accounting or regulatory treatment. The economic value of generation assets is subject to fluctuations in fair value due to market price volatility of input and output commodities (e.g., coal, electricity, natural gas). Economic hedging involves both purchases and sales of those input and output commodities related to generation assets. Operations of the generation assets are accounted for under the accrual method. Management believes excluding impacts of mark-to-market changes of the derivative contracts from adjusted earnings until settlement better matches the financial impacts of the derivative contract with the portion of economic value of the underlying hedged asset. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Duke Energy Board of Directors (Board of Directors), employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. Adjusted diluted EPS is also used as a basis for employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation and Diluted EPS Attributable to Duke Energy Corporation common shareholders, which include the dollar and per-share impact of special items, mark-to-market impacts of economic hedges in the Commercial Portfolio segment and discontinued operations.
Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Consolidated Financial Statements. Management also uses adjusted segment income as a measure of historical and anticipated future segment performance. Adjusted segment income is a non-GAAP financial measure, as it is based upon segment income adjusted for the mark-to-market impacts of economic hedges in the Commercial Portfolio segment and special items, including the operating results of the Disposal Group classified as discontinued operations for GAAP purposes. Management believes the presentation of adjusted segment income as presented provides useful information to investors, as it provides them with an additional relevant comparison of a segment’s performance across periods. The most directly comparable GAAP measure for adjusted segment income is segment income, which represents segment income from continuing operations, including any special items and the mark-to-market impacts of economic hedges in the Commercial Portfolio segment.
Duke Energy’s adjusted earnings, adjusted diluted EPS and adjusted segment income may not be comparable to similarly titled measures of another company because other entities may not calculate the measures in the same manner.
See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

PART I

Executive Overview
The following table reconciles non-GAAP measures to their most directly comparable GAAP measures.

	Three Months Ended September 30, 2015
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$965	$69	$(4)	$1,030	$(19)	$—	$1,011	$1.47
Costs to achieve Progress Energy merger	—	—	—	—	(15)	—	(15)	(0.02)
Edwardsport Settlement	(56)	—	—	(56)	—	—	(56)	(0.08)
Ash Basin Settlement	(4)	—	—	(4)	—	—	(4)	(0.01)
Economic hedges (mark-to-market)	—	—	1	1	—	—	1	—
Discontinued operations	—	—	—	—	—	(5)	(5)	(0.01)
Segment income (loss)/Net Income Attributable to Duke Energy Corporation	$905	$69	$(3)	$971	$(34)	$(5)	$932	$1.35

	Three Months Ended September 30, 2014
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$920	$80	$51	$1,051	$(58)	$—	$993	$1.40
Costs to achieve Progress Energy merger	—	—	—	—	(35)	—	(35)	(0.05)
Midwest generation operations	—	—	(68)	(68)	(8)	76	—	—
Asset sales	—	—	—	—	9	—	9	0.01
Discontinued operations	—	—	—	—	—	307	307	0.44
Segment income (loss)/Net Income Attributable to Duke Energy Corporation	$920	$80	$(17)	$983	$(92)	$383	$1,274	$1.80
The variance in adjusted earnings for three months ended September 30, 2015, compared to the same period in 2014, was primarily due to:

•	Warmer weather in 2015 compared to 2014;

•	Increased retail pricing primarily due to prior-year fuel settlements and increased rider revenues resulting from energy efficiency programs;

•
Increased wholesale net margins largely due to a new wholesale contract with the North Carolina Eastern Municipal Power Agency (NCEMPA) and increases in contracted amounts and prices on existing contracts;

•	The impact of a lower effective income tax rate; and

•	Reduction in shares outstanding due to the Duke Energy stock repurchase (only impacts per diluted share amounts in the tables above).
Partially offset by:

•	The sale of the nonregulated Midwest generation business in the second quarter of 2015;

•	Higher operations and maintenance expense primarily due to planned increased spending and higher storm restoration costs; and

•	Lower results in Latin America primarily due to weaker foreign currency exchange rates and an asset impairment in Ecuador, partially offset by lower purchased power costs in Brazil.

	Nine Months Ended September 30, 2015
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$2,371	$157	$99	$2,627	$(77)	$—	$2,550	$3.66
Midwest generation operations	—	—	(94)	(94)	—	94	—	—
Costs to achieve Progress Energy merger	—	—	—	—	(42)	—	(42)	(0.05)
Edwardsport Settlement	(56)	—	—	(56)	—	—	(56)	(0.08)
Ash Basin Settlement	(4)	—	—	(4)	—	—	(4)	(0.01)
Economic hedges (mark-to-market)	—	—	1	1	—	—	1	—
Discontinued operations	—	—	(41)	(41)	—	(69)	(110)	(0.16)
Segment income (loss)/Net Income Attributable to Duke Energy Corporation	$2,311	$157	$(35)	$2,433	$(119)	$25	$2,339	$3.36

PART I

	Nine Months Ended September 30, 2014
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$2,346	$356	$77	$2,779	$(171)	$—	$2,608	$3.69
Costs to achieve Progress Energy merger	—	—	—	—	(107)	—	(107)	(0.15)
Midwest generation operations	—	—	(82)	(82)	—	82	—	—
Asset impairment	—	—	(59)	(59)	—	—	(59)	(0.08)
Economic hedges (mark-to-market)	—	—	(6)	(6)	—	—	(6)	(0.01)
Asset sales	—	—	—	—	9	—	9	0.01
Discontinued operations	—	—	—	—	—	(659)	(659)	(0.94)
Segment income (loss)/Net Loss Attributable to Duke Energy Corporation	$2,346	$356	$(70)	$2,632	$(269)	$(577)	$1,786	$2.52
The variance in adjusted earnings for nine months ended September 30, 2015, compared to the same period in 2014, was primarily due to:

•
Lower results in Latin America primarily due to unfavorable hydrology in Brazil, a prior-year tax benefit related to the reorganization of Chilean operations, weakness in foreign currency exchange rates, and lower dispatch in Central America due to increased competition;

•
Higher operations and maintenance expense primarily due to planned increased spending and the prior-year benefit associated with the adoption of nuclear outage levelization, partially offset by lower storm restoration costs;

•	Higher depreciation and amortization expense primarily due to higher depreciable base; and

•
Lower equity in earnings of unconsolidated affiliates due to lower margins at National Methanol Company (NMC), largely driven by lower methyl tertiary butyl ether (MTBE) prices, partially offset by lower butane costs.

Partially offset by:

•	Increased retail pricing primarily due to higher base rates and rate riders in certain jurisdictions, including increased revenues related to energy efficiency programs;

•	Increased wholesale net margins largely due to increases in contracted amounts and prices and a new wholesale contract with NCEMPA;

•	Favorable weather in 2015 compared to 2014;

•	Higher results at the nonregulated Midwest generation business prior to its sale on April 2, 2015, due to higher PJM Interconnection LLC (PJM) capacity revenues and increased generation margins;

•	The impact of a lower effective income tax rate; and

•	Reduction in shares outstanding due to the Duke Energy stock repurchase (only impacts per diluted share amounts in the tables above).
SEGMENT RESULTS
The remaining information in this discussion of results of operations is presented on a GAAP basis.
Regulated Utilities

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Variance	2015	2014	Variance
Operating Revenues	$6,147	$5,986	$161	$17,090	$17,074	$16
Operating Expenses	4,481	4,361	120	12,789	12,807	(18)
Gains on Sales of Other Assets and Other, net	1	1	—	10	2	8
Operating Income	1,667	1,626	41	4,311	4,269	42
Other Income and Expenses, net	56	75	(19)	187	206	(19)
Interest Expense	280	271	9	829	816	13
Income Before Income Taxes	1,443	1,430	13	3,669	3,659	10
Income Tax Expense	538	510	28	1,358	1,313	45
Segment Income	$905	$920	$(15)	$2,311	$2,346	$(35)

Duke Energy Carolinas GWh sales	23,737	22,821	916	67,511	67,350	161
Duke Energy Progress GWh sales	18,283	16,540	1,743	50,000	47,394	2,606
Duke Energy Florida GWh sales	11,513	11,550	(37)	30,788	30,051	737
Duke Energy Ohio GWh sales	6,698	6,465	233	19,698	18,768	930
Duke Energy Indiana GWh sales	8,784	8,224	560	25,217	25,553	(336)
Total Regulated Utilities GWh sales	69,015	65,600	3,415	193,214	189,116	4,098
Net proportional MW capacity in operation				50,033	49,471	562
Three Months Ended September 30, 2015 as Compared to September 30, 2014
Regulated Utilities’ results were impacted by impairment expense associated with the September 2015 Edwardsport Integrated Gasification Combined Cycle (IGCC) settlement, higher operation and maintenance costs, and the impact of a higher effective tax rate. These impacts were largely offset by slightly favorable weather in 2015 compared to a mild summer in 2014 and an increase in wholesale power margins. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
a $94 million increase in electric sales (net of fuel revenue) to retail customers due to favorable weather conditions. For the three months ended September 30, 2015 in the Carolinas, cooling degree days were 4 percent above normal as compared with 11 percent below normal during the same period in 2014. For the three months ended September 30, 2015 in the Midwest, cooling degree days were 13 percent below normal as compared with 29 percent below normal during the same period in 2014. For the three months ended September 30, 2015 in Florida, cooling degree days were 2 percent below normal as compared with 1 percent below normal during the same period in 2014; and

•
a $54 million increase in wholesale power revenues, net of sharing, primarily due to additional volumes and capacity charges for customers served under long-term contracts, including the NCEMPA wholesale contract that became effective August 1, 2015.

Operating Expenses. The variance was driven primarily by:

•
an $85 million impairment charge related to the September 2015 Edwardsport IGCC settlement. See Note 4 to the Condensed Consolidated Financial Statement, “Regulatory Matters,” for additional information;

•
a $54 million increase in operations and maintenance expense primarily due to higher maintenance costs at fossil generation stations, higher costs for transmission and distribution and higher storm restoration costs; and

•	a $14 million increase in property and other taxes primarily due to higher property taxes.
Partially offset by:

•
a $19 million decrease in depreciation and amortization expense primarily due to reductions in amounts recoverable at Duke Energy Florida through the nuclear cost recovery clause and the environmental cost recovery clause, partially offset by increased depreciation due to plant additions.

Other Income and Expenses, net. The variance was driven primarily by lower net returns recognized on projects and other charges related to the September 2015 Edwardsport IGCC settlement.
Income Tax Expense. The variance was primarily due to an increase in the effective tax rate. The effective tax rate for the three months ended September 30, 2015 and 2014 was 37.3 percent and 35.7 percent, respectively. The increase in the effective tax rate is primarily due to an unfavorable tax-basis balance sheet adjustment and a lower manufacturing deduction in 2015, partially offset by a reduction of tax reserves.

PART I

Nine Months Ended September 30, 2015 as Compared to September 30, 2014
Regulated Utilities’ results were impacted by impairment expense associated with the September 2015 Edwardsport IGCC settlement and the impact of a higher effective tax rate. These impacts were partially offset by an increase in wholesale power margins, favorable weather and higher weather-normal sales volumes. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•
a $121 million increase in wholesale power revenues, net of sharing, primarily due to additional volumes and capacity charges for customers served under long-term contracts, including the NCEMPA wholesale contract that became effective August 1, 2015;

•
a $117 million increase in electric sales (net of fuel revenue) to retail customers due to favorable weather conditions. For the nine months ended September 30, 2015 in the Carolinas, cooling degree days were 8 percent above normal as compared with 5 percent below normal during the same period in 2014, and heating degree days were 11 percent above normal as compared with 15 percent above normal during the same period in 2014. For the nine months ended September 30, 2015 in the Midwest, cooling degree days were 9 percent below normal as compared with 21 percent below normal during the same period in 2014, and heating degree days were 14 percent above normal as compared with 23 percent above normal during the same period in 2014. For the nine months ended September 30, 2015 in Florida, cooling degree days were 9 percent above normal as compared with 1 percent below normal during the same period in 2014, and heating degree days were 6 percent below normal as compared with 1 percent above normal during the same period in 2014; and

•	a $29 million increase in weather-normal sales volumes to retail customers (net of fuel revenue) reflecting increased demand.
Partially offset by:

•
a $131 million decrease in gross receipts tax revenue due to the North Carolina Tax Simplification and Rate Reduction Act, which terminated the collection of the North Carolina gross receipts tax effective July 1, 2014; and

•	a $125 million decrease in fuel revenues driven primarily by overall lower fuel rates for electric retail customers. Fuel revenues represent sales to retail and wholesale customers.
Operating Expenses. The variance was driven primarily by:

•
a $177 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to (i) lower natural gas prices, and (ii) lower volumes of coal and oil used in electric generation, partially offset by (iii) higher volumes of natural gas used in electric generation; and

•
a $115 million decrease in property and other taxes primarily due to the termination of the collection of the North Carolina gross receipts tax as mentioned above, and lower sales and use tax, partially offset by a favorable 2014 Ohio gas excise tax settlement.

Partially offset by:

•
a $164 million increase in operations and maintenance expense primarily due to planned spending and the prior-year benefit of the adoption of nuclear outage levelization, higher costs for transmission and distribution, and higher maintenance costs at fossil generation stations, partially offset by lower storm restoration costs;

•
an $85 million impairment charge related to the September 2015 Edwardsport IGCC settlement. See Note 4 to the Condensed Consolidated Financial Statement, “Regulatory Matters,” for additional information; and

•	a $21 million increase in depreciation and amortization expense primarily due to increases in depreciation as a result of additional plant in service.
Other Income and Expenses, net. The variance was driven primarily by a decrease in amortization of deferred returns for projects that had been completed prior to being reflected in customer rates and overall decreases within miscellaneous income, partially offset by higher allowance for funds used during construction (AFUDC) equity, primarily due to nuclear plant expenditures.
Interest Expense. The variance is primarily due to higher interest on bonds due to new issuances of debt.
Income Tax Expense. The variance was primarily due to an increase in the effective tax rate. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 37.0 percent and 35.9 percent, respectively. The increase in the effective tax rate is primarily due to favorable audit settlements and changes in apportionment related to state income tax recorded in 2014.
Matters Impacting Future Regulated Utilities Results
Duke Energy is a party to multiple lawsuits and could be subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits and potential fines and penalties could have an adverse impact to Regulated Utilities’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Regulated Utilities' financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

In 2013, a Federal Energy Regulatory Commission (FERC) Administrative Law Judge (ALJ) issued an initial decision that Duke Energy is responsible for costs associated with Multi Value Projects (MVP), a type of Transmission Expansion Planning (MTEP) cost, approved by Midcontinent Independent System Operator, Inc. (MISO) prior to the date of Duke Energy’s withdrawal. On October 29, 2015, the FERC issued an order reversing the ALJ's decision. FERC ruled that Duke Energy has no liability for MVP costs after its withdrawal from MISO. MISO has 30 days from the date of the order in which to file a request for rehearing with FERC. If the FERC decision were appealed and Duke Energy is deemed responsible for these costs, and if the regulatory commissions disallow recovery of these costs, there would be an adverse impact to Regulated Utilities' financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Duke Energy Florida has a pending proceeding with the Florida Public Service Commission (FPSC) for a financing order to securitize the Crystal River Unit 3 Regulatory asset with low-cost securities. If the FPSC issues an acceptable financing order and Duke Energy Florida issues the bonds, securitization would replace the base rate recovery methodology established in the 2013 Agreement described above, and would result in a lower rate impact to customers. Securitization of the costs of the retired Crystal River Unit 3 Nuclear Plant would result in an initial acceleration of cash, followed by a reduction to Regulated Utilities’ future results of operations and ongoing cash flows as it would no longer earn an equity return on these costs. Under a previous settlement agreement with the FPSC, the allowed return on equity for Crystal River Unit 3 is limited to 70 percent of the approved return on equity, which is currently 10.5 percent. On October 15, 2015, the FPSC approved an agreement on all securitization-related issues and is expected to issue a final financing order in the fourth quarter of 2015. Regulated Utilities cannot predict the outcome of this matter.
In September 2015, Duke Energy Indiana entered into a settlement agreement with multiple parties that will resolve all disputes, claims and issues from the Indiana Utility Regulatory Commission (IURC) proceedings regarding the Edwardsport IGCC generating facility. Pursuant to the terms of the agreement, Regulated Utilities recognized an impairment and related charges of $90 million. Additionally, the agreement stipulates the recovery of the remaining regulatory asset over an eight-year period and confirms the conclusion that the in-service date for accounting and ratemaking purposes will remain June 7, 2013. The settlement agreement will also impose a cost cap for recoverable operations and maintenance retail costs of $73 million in 2016 and $77 million in 2017 as well as a cost cap for on-going capital expenditures through 2017. The settlement is subject to IURC approval and if approved would resolve and close a number of outstanding issues pending before the IURC related to post commercial operating performance and recovery of ongoing operating and capital costs at Edwardsport. If the settlement is not approved, outstanding issues before the IURC related to Edwardsport would resume, the ultimate resolution of which could have an adverse impact on Regulated Utilities' financial position, results of operations and cash flows. In addition, the inability to manage operating and capital costs under caps imposed under the settlement could have an adverse impact on Regulated Utilities' financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On October 23, 2015, the EPA published in the Federal Register the Clean Power Plan (CPP) rule for regulating carbon dioxide (CO2) emissions from existing fossil fuel-fired electric generating units (EGUs). The CPP establishes CO2 emission rates and mass cap goals that apply to fossil fuel-fired generation. Under the CPP, states are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016, or no later than September 2, 2018 with an approved extension. These state plans are subject to EPA approval, with a federal plan applied to states that fail to submit a plan to the EPA or if a state plan is not approved. Legal challenges to the CPP have been filed by stakeholders and motions to stay the requirements of the rule pending the outcome of the litigation have also been filed. Final resolution of these legal challenges could take several years. Compliance with CPP could cause the industry to replace coal generation with natural gas and renewables, especially in states that have significant CO2 reduction targets under the rule. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, and this may result in the retirement of coal-fired generation plants earlier than the current useful lives. Regulated Utilities continues to evaluate the need to retire generating facilities and plans to seek regulatory recovery, where appropriate, for amounts that have not been recovered upon asset retirements. However, recovery is subject to future regulatory approval, including the recovery of carrying costs on remaining book values, and therefore cannot be assured. In addition, Regulated Utilities could incur increased fuel, purchased power, operation and maintenance, and other costs for replacement generation as a result of this rule. Regulated Utilities cannot predict the outcome of these matters.

PART I

International Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Variance	2015	2014	Variance
Operating Revenues	$281	$366	$(85)	$841	$1,111	$(270)
Operating Expenses	200	275	(75)	639	760	(121)
Gains (Losses) on Sales of Other Assets and Other, net	—	2	(2)	(1)	7	(8)
Operating Income	81	93	(12)	201	358	(157)
Other Income and Expense, net	24	43	(19)	69	152	(83)
Interest Expense	21	25	(4)	66	71	(5)
Income Before Income Taxes	84	111	(27)	204	439	(235)
Income Tax Expense	14	29	(15)	44	74	(30)
Less: Income Attributable to Noncontrolling Interests	1	2	(1)	3	9	(6)
Segment Income	$69	$80	$(11)	$157	$356	$(199)

Sales, GWh	4,590	4,292	298	13,580	13,814	(234)
Net proportional MW capacity in operation				4,333	4,358	(25)
Three Months Ended September 30, 2015 as Compared to September 30, 2014
International Energy’s results were impacted by an impairment loss in Ecuador, lower equity earnings in NMC, and unfavorable exchange rates partially offset by lower purchased power costs in Brazil and a lower effective tax rate. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $48 million decrease in Brazil due to unfavorable exchange rates partially offset by higher average contract prices; and

•	a $34 million decrease in Central America due to lower average prices as a result of increased competition.
Operating Expenses. The variance was driven primarily by:

•	a $59 million decrease in Brazil due to lower purchased power costs and favorable exchange rates; and

•	a $23 million decrease in Central America due to lower fuel consumption.
Partially offset by:

•	a $19 million increase in Ecuador due to an impairment loss, higher maintenance costs and provision for asset retirement obligation.
Other Income and Expenses, net. The variance is primarily due to lower interest income in Brazil and lower equity earnings in NMC as a result of lower average MTBE prices and sales volumes, partially offset by lower butane costs.
Income Tax Expense. The variance is primarily due to lower pretax income and a lower effective tax rate. The effective tax rate for the three months ended September 30, 2015 and 2014 was 16.3 percent and 25.9 percent, respectively. The decrease in the effective tax rate was primarily due to 2015 tax return adjustments.
Nine Months Ended September 30, 2015 as Compared to September 30, 2014
International Energy’s results were impacted by unfavorable hydrology and exchange rates in Brazil, the absence of a prior year merger step-up tax benefit in Chile, lower dispatch in Central America and lower equity earnings in NMC. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $136 million decrease in Brazil due to unfavorable exchange rates and lower spot sales, partially offset by higher average prices;

•	a $100 million decrease in Central America due to lower average prices and dispatch as a result of increased competition; and

•	a $25 million decrease in Peru due to lower average hydrocarbon prices and unfavorable exchanges rates.
Operating Expenses. The variance was driven primarily by:

•	a $61 million decrease in Central America due to lower fuel costs partially offset by higher purchased power costs;

•	a $40 million decrease in Brazil due to favorable exchange rates partially offset by higher purchased power costs; and

•	a $34 million decrease in Peru due to lower fuel consumption and purchased power costs.
Other Income and Expenses, net. The variance is primarily due to a net remeasurement loss in Latin America, lower interest income in Brazil and lower equity earnings in NMC as a result of lower average MTBE prices and sales volumes, partially offset by lower butane costs.

PART I

Income Tax Expense. The variance is primarily due to lower pretax income, partially offset by a higher effective tax rate. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 21.6 percent and 16.9 percent, respectively. The increase in the effective tax rate is primarily due to a tax benefit recorded in the second quarter of 2014, as a result of the merger of two Chilean subsidiaries, partially offset by tax return adjustments recorded in the third quarter of 2015.
Matters Impacting Future International Energy Results
International Energy's operations include conventional hydroelectric power generation facilities located in Brazil where water reservoirs are at abnormally low levels due to a lack of rainfall. Weather and economic conditions within Brazil have resulted in higher energy prices, a reduction in electricity demand and the devaluation of Brazil's currency. In addition, International Energy’s equity earnings from NMC reflect sales of methanol and MTBE, which generate margins that are directionally correlated with crude oil prices. These weather and economic conditions have also resulted in lawsuits brought to the Brazilian courts by certain hydroelectric generators to limit the financial exposure to the generators. International Energy's earnings and future cash flows could continue to be adversely impacted by a further sustained period of low reservoir levels, a further decline of economic conditions within Brazil, the outcome of legal matters in the Brazilian courts or from a significant decline in crude oil prices.
Commercial Portfolio

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Variance	2015	2014	Variance
Operating Revenues	$66	$50	$16	$214	$195	$19
Operating Expenses	82	87	(5)	255	355	(100)
Gains on Sales of Other Assets and Other, net	—	—	—	6	—	6
Operating Loss	(16)	(37)	21	(35)	(160)	125
Other Income and Expense, net	(3)	5	(8)	(3)	15	(18)
Interest Expense	11	14	(3)	33	41	(8)
Loss Before Income Taxes	(30)	(46)	16	(71)	(186)	115
Income Tax Benefit	(26)	(29)	3	(35)	(116)	81
Less: Loss Attributable to Noncontrolling Interests	(1)	—	(1)	(1)	—	(1)
Segment Loss	$(3)	$(17)	$14	$(35)	$(70)	$35

Coal-fired plant production, GWh	—	192	(192)	—	867	(867)
Renewable plant production, GWh	1,230	1,054	176	3,913	4,112	(199)
Total Commercial Portfolio production, GWh	1,230	1,246	(16)	3,913	4,979	(1,066)
Net proportional MW capacity in operation				1,634	1,698	(64)
Three Months Ended September 30, 2015 as Compared to September 30, 2014
Commercial Portfolio’s results were positively impacted by the retirement of the Beckjord Station (Beckjord) in 2014. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by a $21 million increase in electric revenues from new solar and wind generation placed in service, partially offset by a $6 million decrease in electric revenues due to the shift of the residual Midwest Generation business out of Commercial Portfolio following the sale of the Disposal Group.
Operating Expenses. The variance was driven primarily by a $17 million decrease in operating and maintenance expenses due to the 2014 retirement of Beckjord, partially offset by a $12 million increase in operating and maintenance expenses resulting from new solar portfolio activity.
Other Income and Expense, net. The variance was primarily due to a net gain recognized for the sale of certain renewable development assets in 2014 and lower equity earnings for the renewables portfolio due to lower production resulting from changing wind patterns.
Income Tax Benefit. The effective tax rate for the three months ended September 30, 2015 and 2014 was 88.8 percent and 64.1 percent, respectively. The increase in the effective tax rate is primarily due to the impact of production tax credits for the renewables portfolio with a decrease in pretax losses.
Nine Months Ended September 30, 2015 as Compared to September 30, 2014
Commercial Portfolio’s results were positively impacted by the 2014 impairment recorded for an intangible asset, partially offset by the impact of changes in apportionment related to state income taxes resulting from the sale of the Disposal Group. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $37 million increase in electric revenues from new solar generation placed in service; and

•	a $9 million increase in mark-to-market revenues due to prior year losses that did not recur.

PART I

Partially offset by:

•	a $17 million decrease in electric revenues due to lower wind production resulting primarily from changes in wind patterns; and

•	a $12 million decrease in electric revenues due to the shift of the residual Midwest Generation business out of Commercial Portfolio following the sale of the Disposal Group.
Operating Expenses. The variance was driven primarily by the 2014 impairment related to Ohio Valley Electric Corporation (OVEC). See Note 8 to the Condensed Consolidated Financial Statements, "Goodwill and Intangible Assets," for additional information.
Other Income and Expense, net. The variance was primarily due to a net gain recognized for the sale of certain renewable development assets in 2014 and lower equity earnings in the renewables portfolio due to lower production resulting from changing wind patterns.
Income Tax Benefit. The variance is primarily due to a decrease in pretax losses. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 49.1 percent and 62.4 percent, respectively. The decrease in the effective tax rate is primarily due to changes to state apportionment factors on deferred taxes due to the Disposal Group sale in the second quarter of 2015, partially offset by the impact of the production tax credits for the renewables portfolio.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Variance	2015	2014	Variance
Operating Revenues	$17	$25	$(8)	$78	$79	$(1)
Operating Expenses	64	84	(20)	177	269	(92)
Gains on Sales of Other Assets and Other, net	3	1	2	16	2	14
Operating Loss	(44)	(58)	14	(83)	(188)	105
Other Income and Expense, net	(2)	18	(20)	8	33	(25)
Interest Expense	91	101	(10)	285	302	(17)
Loss Before Income Taxes	(137)	(141)	4	(360)	(457)	97
Income Tax Benefit	(106)	(50)	(56)	(249)	(190)	(59)
Less: Income Attributable to Noncontrolling Interests	3	1	2	8	2	6
Net Expense	$(34)	$(92)	$58	$(119)	$(269)	$150
Three Months Ended September 30, 2015 as Compared to September 30, 2014
Other’s results were positively impacted by a decrease in operating expenses and an income tax benefit. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to lower charges related to the Progress Energy merger and higher prior-year captive insurance loss experience, partially offset by higher expenses in the current year due to the shift of the residual Midwest Generation business to Other in 2015.
Other Income and Expenses, net. The decrease was primarily due to a gain on an investment sale in the prior year and lower returns on investments that support benefit obligations.
Interest Expense. The variance was primarily due to lower interest on long-term debt.
Income Tax Benefit. The variance was primarily due to a higher effective tax rate. The effective tax rate for the three months ended September 30, 2015 and 2014 was 77.3 percent and 35.2 percent, respectively. The increase in the effective tax rate is primarily due to a higher tax benefit related to the manufacturing deduction in 2015 as the prior year was limited by taxable income, a tax benefit from the legal entity restructuring of Duke Energy Florida and Duke Energy Progress and tax levelization.
Nine Months Ended September 30, 2015 as Compared to September 30, 2014
Other’s results were positively impacted by a decrease in operating expenses and an income tax benefit. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The decrease was primarily due to lower charges related to the Progress Energy merger and higher prior year captive insurance loss experience, partially offset by higher charges in the current year due to the shift of the residual Midwest Generation business to Other in 2015 and North Carolina franchise taxes.
Gains on Sales of Other Assets and Other, net. The variance was primarily due to the benefit from the sale of telecommunication leases.
Other Income and Expenses, net. The variance was primarily due to interest income from the resolution of a an income tax matter, offset by a gain on an investment sale in the prior year and lower returns on investments that support benefit obligations.
Interest Expense. The decrease was primarily due to lower interest on long-term debt.

PART I

Income Tax Benefit. The variance was primarily due to a higher effective tax rate, partially offset by a decrease in pretax losses. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 69.4 percent and 41.5 percent, respectively. The increase in the effective tax rate is primarily due to the tax benefit related to the manufacturing deduction in 2015 as the prior year was limited by taxable income and tax levelization.
Matters Impacting Future Other Results
Duke Energy Ohio’s retired Beckjord generating station (Beckjord) became an asset of Other after the sale of the nonregulated Midwest Generation business in the second quarter of 2015. Beckjord, a nonregulated facility retired during 2014, is not subject to the recently enacted Environmental Protection Agency (EPA) rule related to the disposal of coal combustion residuals (CCR) from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with coal ash, the costs could have an adverse impact on Other's financial position, results of operations and cash flows. See Note 3, “Business Segments,” and Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements for additional information.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Three Months Ended September 30, 2015 as Compared to September 30, 2014
Discontinued Operations, Net of Tax. The variance was primarily driven by the 2014 impairment true-up recognized and unrealized mark-to-market losses on economic hedges for the Disposal Groups. Foregone depreciation for the three months ended September 30, 2014, was approximately $40 million.
Nine Months Ended September 30, 2015 as Compared to September 30, 2014
Discontinued Operations, Net of Tax. The variance was primarily driven by the 2014 impairment and unrealized mark-to-market losses on economic hedges, and favorable operating results in 2015, partially offset by a litigation reserve recorded in 2015, as discussed in Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements. Operating results in 2015 were favorable primarily due to higher PJM capacity revenues related to higher average cleared capacity auction pricing, increased generation margins and lower depreciation expense. Included in the variance is the impact of ceasing depreciation on the assets of the Disposal Group beginning in the second quarter of 2014. The foregone depreciation for the nine months ended September 30, 2015, and September 30, 2014, was approximately $40 million and $82 million, respectively.
DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2015	2014	Variance
Operating Revenues	$5,669	$5,693	$(24)
Operating Expenses	4,005	4,116	(111)
Operating Income	1,664	1,577	87
Other Income and Expenses, net	125	137	(12)
Interest Expense	313	307	6
Income Before Income Taxes	1,476	1,407	69
Income Tax Expense	536	474	62
Net Income	$940	$933	$7
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2015
Residential sales	2.3%
General service sales	1.8%
Industrial sales	3.1%
Wholesale power sales	2.7%
Joint dispatch sales	(45.8)%
Total sales	0.2%
Average number of customers	1.3%
Nine Months Ended September 30, 2015 as Compared to September 30, 2014
Operating Revenues. The variance was driven primarily by:

•
a $104 million decrease in fuel revenues driven primarily by lower natural gas and coal prices, as well as change in fuel mix, partially offset by an increase in demand from retail customers. Fuel revenues represent sales to retail and wholesale customers; and

PART I

•
a $78 million decrease in franchise tax revenue due to the North Carolina Tax Simplification and Rate Reduction Act, which terminated the collection of North Carolina gross receipts tax effective July 1, 2014.

Partially offset by:

•
a $68 million increase in electric sales (net of fuel revenues) to retail customers due to favorable weather conditions. Cooling degree days for the first nine months of 2015 were 10 percent above normal compared to 7 percent below normal during the same period in 2014;

•
a $57 million increase in retail pricing and rate riders, which primarily reflects increased revenues related to the energy efficiency programs and the second year base rate step-up from the 2013 South Carolina rate case; and

•	a $30 million increase in wholesale power revenues, net of sharing, primarily due to additional volumes for customers served under long-term contracts.
Operating Expenses. The variance was driven primarily by:

•	a $132 million decrease in fuel expense (including purchased power) primarily related to lower natural gas and coal prices, as well as change in fuel mix; and

•	a $59 million decrease in property and other tax expenses primarily due to lower revenue-related taxes driven by the elimination of the North Carolina gross receipts tax as mentioned above.
Partially offset by:

•
a $54 million increase in operations and maintenance expenses primarily due to higher expenses at generating plants, including the impacts of nuclear levelization, higher energy efficiency program costs and higher transmission and distribution expenses, partially offset by lower costs associated with the Progress Energy merger, lower storm costs, and repairs and remediation expenses associated with the Dan River coal ash discharge in 2014, which did not recur in 2015; and

•
a $29 million increase in depreciation and amortization expense primarily due to higher depreciation as a result of additional plant in service, partially offset by lower nuclear decommissioning costs and lower amortization of certain regulatory assets.

Other Income and Expenses, net. The variance was primarily due to a decrease in amortization of deferred returns for projects that had been completed prior to being reflected in customer rates.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 36.3 percent and 33.7 percent, respectively. The increase in the effective tax rate is primarily due to favorable prior-year audit settlements and changes in apportionment related to state income tax recorded.
Matters Impacting Future Results
Duke Energy Carolinas is a party to multiple lawsuits and subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact to Duke Energy Carolinas’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Duke Energy Carolinas' financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
On October 23, 2015, the EPA published in the Federal Register the CPP rule for regulating CO2 emissions from existing fossil fuel-fired EGUs. The CPP establishes CO2 emission rates and mass cap goals that apply to fossil fuel-fired generation. Under the CPP, states are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016, or no later than September 2, 2018 with an approved extension. These state plans are subject to EPA approval, with a federal plan applied to states that fail to submit a plan to the EPA or if a state plan is not approved. Legal challenges to the CPP have been filed by stakeholders and motions to stay the requirements of the rule pending the outcome of the litigation have also been filed. Final resolution of these legal challenges could take several years. Compliance with CPP could cause the industry to replace coal generation with natural gas and renewables, especially in states that have significant CO2 reduction targets under the rule. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, and this may result in the retirement of coal-fired generation plants earlier than the current useful lives. Duke Energy Carolinas continues to evaluate the need to retire generating facilities and plans to seek regulatory recovery, where appropriate, for amounts that have not been recovered upon asset retirements. However, recovery is subject to future regulatory approval, including the recovery of carrying costs on remaining book values, and therefore cannot be assured. In addition, Duke Energy Carolinas could incur increased fuel, purchased power, operation and maintenance, and other costs for replacement generation as a result of this rule. Duke Energy Carolinas cannot predict the outcome of these matters.

PART I

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2015	2014	Variance
Operating Revenues	$7,941	$7,825	$116
Operating Expenses	6,150	6,198	(48)
Gains on Sales of Other Assets and Other, net	18	3	15
Operating Income	1,809	1,630	179
Other Income and Expenses, net	63	54	9
Interest Expense	504	502	2
Income From Continuing Operations Before Taxes	1,368	1,182	186
Income Tax Expense From Continuing Operations	435	441	(6)
Income From Continuing Operations	933	741	192
Loss From Discontinued Operations, net of tax	(2)	(6)	4
Net Income	931	735	196
Less: Net Income Attributable to Noncontrolling Interest	8	2	6
Net Income Attributable to Parent	$923	$733	$190
Nine Months Ended September 30, 2015 as Compared to September 30, 2014
Operating Revenues. The variance was driven primarily by:

•
a $93 million increase in wholesale power revenues primarily due to a new NCEMPA contract effective August 1, 2015 coupled with increased overall demand rates and higher peak demand at Duke Energy Progress and increased capacity rates on contracts at Duke Energy Florida;

•
a $72 million increase in fuel revenues and capacity revenues driven primarily by a new NCEMPA wholesale contract and increased demand from wholesale and retail customers, partially resulting from favorable weather conditions at Duke Energy Progress, and increased usage in the current year at Duke Energy Florida. Fuel revenues represent sales to retail and wholesale customers;

•
a $57 million increase in retail pricing and rate riders at Duke Energy Progress, which primarily reflect increased revenues related to the energy efficiency programs and the second year base rate step up from the 2013 North Carolina retail rate case; and

•
a $39 million increase driven by favorable weather conditions. For Duke Energy Progress, cooling degree days for the first nine months of 2015 were 6 percent above normal compared to 3 percent below normal during the same period in 2014. For Duke Energy Florida, cooling degree days for the nine months ended September 30, 2015, were 9 percent above normal compared to 1 percent below normal in the prior year.

Partially offset by:

•
a $106 million decrease in the energy conservation cost recovery clause and environmental cost recovery clause revenues due to lower recovery rates and the nuclear cost recovery clause due to suspending Levy recovery at Duke Energy Florida; and

•
a $48 million decrease in gross receipts tax revenue at Duke Energy Progress due to the North Carolina Tax Simplification and Rate Reduction Act, which terminated the collection of North Carolina gross receipts tax effective July 1, 2014.

Operating Expenses. The variance was driven primarily by:

•	a $48 million decrease in property and other taxes at Duke Energy Progress primarily due to the termination of the collection of the North Carolina gross receipts tax as mentioned above;

•
a $42 million decrease in operations and maintenance expense primarily due to lower storm restoration costs and a favorable pension expense adjustment recorded in 2015, partially offset by higher nuclear refueling outage costs, net of the impacts of levelization, due to three refueling outages in 2015 compared to one outage during the same period in 2014 at Duke Energy Progress, and to decreased expenses related to costs that were recoverable through the energy conservation clause at Duke Energy Florida; and

•
a $20 million decrease in depreciation and amortization expense primarily to reductions in amounts recovered through the nuclear cost recovery clause and the environmental cost recovery clause at Duke Energy Florida, partially offset by increased depreciation due to plant additions at Duke Energy Progress and Duke Energy Florida.

PART I

Partially offset by:

•
a $39 million increase in fuel used in electric generation and purchase power related to the acquisition of NCEMPA's ownership interests in certain generating assets on July 31, 2015, and increased retail volumes primarily due to weather, partially offset by an expense in the prior year mainly related to the disallowance of certain replacement power costs at Duke Energy Progress and to recovery of prior year under-collections of fuel and increased purchased power, partially offset by lower fuel prices at Duke Energy Florida; and

•
a $23 million increase in impairment charges due to an $18 million prior-year reversal of an impairment at Duke Energy Progress related to planned transmission projects for which recovery is not expected, and certain costs associated with mitigation sales pursuant to merger settlement agreements with the FERC, and a $15 million impairment charge as a result of a settlement reached on the value of the Crystal River Unit 3 retail regulatory asset in August 2015 offset by gains on the non-retail portion of certain fuel sales at Duke Energy Florida.

Gains on Sales of Other Assets and Other, net. The variance was primarily due to the benefit from the sale of telecommunication leases.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 31.8 percent and 37.3 percent, respectively. The decrease in the effective tax rate was primarily due to a reduction of the North Carolina statutory corporate state income tax rate and release of tax reserves due to expired tax statutes.
Matters Impacting Future Results
Progress Energy is a party to multiple lawsuits and subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact to Progress Energy’s financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Progress Energy’s financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
Duke Energy Florida has a pending proceeding with the FPSC for a financing order to securitize the Crystal River Unit 3 Regulatory asset with low-cost securities. If the FPSC issues an acceptable financing order and Duke Energy Florida issues the bonds, securitization would replace the base rate recovery methodology established in the 2013 Agreement described above and would result in a lower rate impact to customers. Securitization of the costs of the retired Crystal River Unit 3 Nuclear Plant would result in an initial acceleration of cash, followed by a reduction to Progress Energy's future results of operations and ongoing cash flows as it would no longer earn an equity return on these costs. Under a previous settlement agreement with the FPSC, the allowed return on equity for Crystal River Unit 3 is limited to 70 percent of the approved return on equity, which is currently 10.5 percent. On October 15, 2015, the FPSC approved an agreement on all securitization-related issues and is expected to issue a final financing order in the fourth quarter of 2015. Progress Energy cannot predict the outcome of this matter.
On October 23, 2015, the EPA published in the Federal Register the CPP rule for regulating CO2 emissions from existing fossil fuel-fired EGUs. The CPP establishes CO2 emission rates and mass cap goals that apply to fossil fuel-fired generation. Under the CPP, states are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016, or no later than September 2, 2018 with an approved extension. These state plans are subject to EPA approval, with a federal plan applied to states that fail to submit a plan to the EPA or if a state plan is not approved. Legal challenges to the CPP have been filed by stakeholders and motions to stay the requirements of the rule pending the outcome of the litigation have also been filed. Final resolution of these legal challenges could take several years. Compliance with CPP could cause the industry to replace coal generation with natural gas and renewables, especially in states that have significant CO2 reduction targets under the rule. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, and this may result in the retirement of coal-fired generation plants earlier than the current useful lives. Progress Energy continues to evaluate the need to retire generating facilities and plans to seek regulatory recovery, where appropriate, for amounts that have not been recovered upon asset retirements. However, recovery is subject to future regulatory approval, including the recovery of carrying costs on remaining book values, and therefore cannot be assured. In addition, Progress Energy could incur increased fuel, purchased power, operation and maintenance, and other costs for replacement generation as a result of this rule. Progress Energy cannot predict the outcome of these matters.

PART I

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2015	2014	Variance
Operating Revenues	$4,130	$3,980	$150
Operating Expenses	3,238	3,226	12
Gains on Sales of Other Assets and Other, net	2	1	1
Operating Income	894	755	139
Other Income and Expenses, net	49	34	15
Interest Expense	175	172	3
Income Before Income Taxes	768	617	151
Income Tax Expense	271	226	45
Net Income and Comprehensive Income	$497	$391	$106
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

Increase over prior period	2015
Residential sales	1.9%
General service sales	2.0%
Industrial sales	(0.3)%
Wholesale power sales	10.4%
Joint dispatch sales	36.1%
Total sales	5.5%
Average number of customers	1.4%
Nine Months Ended September 30, 2015 as Compared to September 30, 2014
Operating Revenues. The variance was driven primarily by:

•	a $76 million increase in wholesale power revenues primarily due to a new NCEMPA contract effective August 1, 2015 coupled with increased overall demand rates and higher peak demand;

•
a $57 million increase in retail pricing and rate riders, which primarily reflect increased revenues related to the energy efficiency programs and the second year base rate step up from the 2013 North Carolina retail rate case;

•
a $52 million increase in fuel revenues driven primarily by a new NCEMPA wholesale contract and increased demand from wholesale and retail customers, partially resulting from favorable weather conditions; and

•
an $18 million increase in electric sales (net of fuel revenues) to retail customers due to favorable weather conditions. Cooling degree days for the first nine months of 2015 were 6 percent above normal compared to 3 percent below normal during the same period in 2014.

Partially offset by:

•
a $48 million decrease in franchise tax revenue due to the North Carolina Tax Simplification and Rate Reduction Act, which terminated the collection of North Carolina gross receipts tax effective July 1, 2014.

Operating Expenses. The variance was driven primarily by:

•
a $29 million increase in fuel expense (including purchased power) primarily due to the acquisition of NCEMPA's ownership interests in certain generating assets on July 31, 2015, and increased retail volumes primarily due to weather, partially offset by an expense in the prior year mainly related to the disallowance of certain replacement power costs;

•	a $21 million increase in depreciation and amortization expenses primarily due to higher depreciation as a result of additional plant in service; and

•
an $18 million prior-year reversal of an impairment. These charges related to planned transmission projects for which recovery is not expected, and certain costs associated with mitigation sales pursuant to merger settlement agreements with the FERC.

PART I

Partially offset by:

•	a $48 million decrease in property and other taxes primarily due to the termination of the collection of the North Carolina gross receipts tax as mentioned above; and

•
an $8 million decrease in operations and maintenance expenses, primarily due to lower storm restoration costs and a favorable pension expense adjustment recorded in 2015, partially offset by higher nuclear refueling outage costs, net of the impacts of levelization, due to three refueling outages in 2015 compared to one outage during the same period in 2014.

Other Income and Expenses, net. The variance is due to higher AFUDC equity, primarily due to nuclear plant expenditures.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 35.3 percent and 36.6 percent, respectively. The decrease in the effective tax rate was primarily due to a reduction of the North Carolina statutory corporate state income tax rate.
Matters Impacting Future Results
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact to Duke Energy Progress’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to Duke Energy Progress’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
On October 23, 2015, the EPA published in the Federal Register the CPP rule for regulating CO2 emissions from existing fossil fuel-fired EGUs. The CPP establishes CO2 emission rates and mass cap goals that apply to fossil fuel-fired generation. Under the CPP, states are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016, or no later than September 2, 2018 with an approved extension. These state plans are subject to EPA approval, with a federal plan applied to states that fail to submit a plan to the EPA or if a state plan is not approved. Legal challenges to the CPP have been filed by stakeholders and motions to stay the requirements of the rule pending the outcome of the litigation have also been filed. Final resolution of these legal challenges could take several years. Compliance with CPP could cause the industry to replace coal generation with natural gas and renewables, especially in states that have significant CO2 reduction targets under the rule. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, and this may result in the retirement of coal-fired generation plants earlier than the current useful lives. Duke Energy Progress continues to evaluate the need to retire generating facilities and plans to seek regulatory recovery, where appropriate, for amounts that have not been recovered upon asset retirements. However, recovery is subject to future regulatory approval, including the recovery of carrying costs on remaining book values, and therefore cannot be assured. In addition, Duke Energy Progress could incur increased fuel, purchased power, operation and maintenance, and other costs for replacement generation as a result of this rule. Duke Energy Progress cannot predict the outcome of these matters.

PART I

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2015	2014	Variance
Operating Revenues	$3,803	$3,832	$(29)
Operating Expenses	2,904	2,959	(55)
Operating Income	899	873	26
Other Income and Expenses, net	12	17	(5)
Interest Expense	149	150	(1)
Income Before Income Taxes	762	740	22
Income Tax Expense	268	285	(17)
Net Income	$494	$455	$39
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Wholesale power sales include both billed and unbilled sales. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (decrease) over prior period	2015
Residential sales	3.7%
General service sales	1.2%
Industrial sales	(0.1)%
Wholesale power sales	(3.7)%
Total sales	2.5%
Average number of customers	1.5%
Nine Months Ended September 30, 2015 as Compared to September 30, 2014
Operating Revenues. The variance was driven primarily by:

•
a $106 million decrease in the energy conservation cost recovery clause and environmental cost recovery clause revenues due to lower recovery rates and the nuclear cost recovery clause due to suspending Levy recovery.

Partially offset by:

•
a $21 million increase driven by favorable weather conditions. Cooling degree days for the nine months ended September 30, 2015, were 9 percent above normal compared to 1 percent below normal in the prior year;

•	a $21 million increase due to weather-normal sales volumes to residential customers;

•	a $20 million increase in fuel and capacity revenues driven by increased usage in the current year. Fuel revenues represent sales to retail and wholesale customers; and

•	a $17 million increase in wholesale power revenues primarily driven by increased capacity rates on contracts.
Operating Expenses. The variance was driven primarily by:

•
a $41 million decrease in depreciation and amortization expense due to reductions in amounts recovered through the nuclear cost recovery clause and the environmental cost recovery clause, partially offset by increased depreciation due to plant additions; and

•	a $28 million decrease in operations and maintenance expense primarily due to decreased expenses related to costs that were recoverable through the energy conservation clause.
Partially offset by:

•
a $10 million increase in fuel used in electric generation and purchase power related to recovery of prior year under-collections of fuel and increased purchased power, partially offset by lower fuel prices; and

•
a $5 million increase related to a $15 million impairment charge as a result of a settlement reached on the value of the Crystal River Unit 3 retail regulatory asset in August 2015 offset by gains on the non-retail portion of certain fuel sales.

Income Tax Expense. The variance was primarily due to a decrease in the effective tax rate. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 35.2 percent and 38.6 percent, respectively. The decrease in the effective tax rate was primarily due to a release of tax reserves due to expired tax statutes.

PART I

Matters Impacting Future Results
Duke Energy Florida has a pending proceeding with the FPSC for a financing order to securitize the Crystal River Unit 3 Regulatory asset with low-cost securities. If the FPSC issues an acceptable financing order and Duke Energy Florida issues the bonds, securitization would replace the base rate recovery methodology established in the 2013 Agreement described above and would result in a lower rate impact to customers. Securitization of the costs of the retired Crystal River Unit 3 Nuclear Plant would result in an initial acceleration of cash, followed by a reduction to Duke Energy Florida's future results of operations and ongoing cash flows as it would no longer earn an equity return on these costs. Under a previous settlement agreement with the FPSC, the allowed return on equity for Crystal River Unit 3 is limited to 70 percent of the approved return on equity, which is currently 10.5 percent. On October 15, 2015, the FPSC approved an agreement on all securitization-related issues and is expected to issue a final financing order in the fourth quarter of 2015. Duke Energy Florida cannot predict the outcome of this matter.
On October 23, 2015, the EPA published in the Federal Register the CPP rule for regulating CO2 emissions from existing fossil fuel-fired EGUs. The CPP establishes CO2 emission rates and mass cap goals that apply to fossil fuel-fired generation. Under the CPP, states are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016, or no later than September 2, 2018 with an approved extension. These state plans are subject to EPA approval, with a federal plan applied to states that fail to submit a plan to the EPA or if a state plan is not approved. Legal challenges to the CPP have been filed by stakeholders and motions to stay the requirements of the rule pending the outcome of the litigation have also been filed. Final resolution of these legal challenges could take several years. Compliance with CPP could cause the industry to replace coal generation with natural gas and renewables, especially in states that have significant CO2 reduction targets under the rule. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, and this may result in the retirement of coal-fired generation plants earlier than the current useful lives. Duke Energy Florida continues to evaluate the need to retire generating facilities and plans to seek regulatory recovery, where appropriate, for amounts that have not been recovered upon asset retirements. However, recovery is subject to future regulatory approval, including the recovery of carrying costs on remaining book values, and therefore cannot be assured. In addition, Duke Energy Florida could incur increased fuel, purchased power, operation and maintenance, and other costs for replacement generation as a result of this rule. Duke Energy Florida cannot predict the outcome of these matters.

PART I

DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2015	2014	Variance
Operating Revenues	$1,453	$1,433	$20
Operating Expenses	1,231	1,322	(91)
Gains on Sales of Other Assets and Other, net	8	—	8
Operating Income	230	111	119
Other Income and Expenses, net	(2)	9	(11)
Interest Expense	58	60	(2)
Income from Continuing Operations Before Income Taxes	170	60	110
Income Tax Expense from Continuing Operations	64	21	43
Income from Continuing Operations	106	39	67
Income (Loss) from Discontinued Operations, net of tax	23	(597)	620
Net Income	$129	$(558)	$687
The following table shows the percent changes in Regulated Utilities' GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2015
Residential sales	(0.5)%
General service sales	0.1%
Industrial sales	0.1%
Wholesale power sales	314.5%
Total sales	5.0%
Average number of customers	0.7%
Nine Months Ended September 30, 2015 as Compared to September 30, 2014
Operating Revenues. The variance was driven primarily by:

•
a $25 million increase in Kentucky wholesale revenues primarily due to the purchase of the additional capacity in the East Bend Station in December 2014, the profits from which are shared with Duke Energy Kentucky retail customers;

•	a $19 million increase in regulated natural gas rate riders primarily due to rate increases;

•	a $13 million increase in electric rate riders, excluding Ohio Energy Efficiency, due to rate increases and 2014 true-ups; and

•	a $6 million increase in PJM transmission revenues.
Partially offset by:

•	A $30 million decrease in fuel revenues primarily driven by lower electric fuel and natural gas costs offset by increased sales volume; and

•	A $28 million decrease due to an unfavorable Ohio Energy Efficiency regulatory order.
Operating Expenses. The variance was driven primarily by a $94 million impairment taken in 2014 related to OVEC.
Other Income and Expense, net. The variance is primarily driven by an accrual for the contribution to economic development programs in Ohio and lower interest income due to a 2014 favorable tax adjustment related to a federal tax audit settlement.
Income Tax Expense. The variance was primarily due to an increase in pretax income. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 37.6 percent and 34.9 percent, respectively. The increase in the effective tax rate was primarily due to the tax benefit related to the manufacturing deduction in 2014.
Discontinued Operations, Net of Tax. The variance was primarily driven by the 2014 impairment and unrealized mark-to-market losses on economic hedges for the Disposal Group and favorable operating results in 2015, partially offset by a litigation reserve recorded in 2015, as discussed in Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements. Operating results in 2015 were favorable primarily due to higher PJM capacity revenues related to higher average cleared capacity auction pricing, increased generation margins and lower depreciation expense. Included in the variance is the impact of ceasing depreciation on the assets of the Disposal Group beginning in the second quarter of 2014. The foregone depreciation for the nine months ended September 30, 2015, and September 30, 2014, was approximately $40 million and $82 million, respectively.

PART I

Matters Impacting Future Results
In 2013, a FERC ALJ issued an initial decision that Duke Energy Ohio is responsible for costs associated with certain MVP costs, a type of MTEP cost, approved by MISO prior to the date of Duke Energy Ohio’s withdrawal. On October 29, 2015, the FERC issued an order reversing the ALJ's decision. FERC ruled that Duke Energy Ohio has no liability for MVP costs after its withdrawal from MISO. MISO has 30 days from the date of the order in which to file a request for rehearing with FERC. If the FERC decision were appealed and Duke Energy Ohio is deemed responsible for these costs, and if the regulatory commissions disallow recovery of these costs, there would be an adverse impact to Duke Energy Ohio's financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.
Duke Energy Ohio’s nonregulated Beckjord Station, a facility retired during 2014, is not subject to the recently enacted EPA rule related to the disposal of CCR from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with coal ash, the costs could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. See Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements for additional information.
On October 23, 2015, the EPA published in the Federal Register the CPP rule for regulating CO2 emissions from existing fossil fuel-fired EGUs. The CPP establishes CO2 emission rates and mass cap goals that apply to fossil fuel-fired generation. Under the CPP, states are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016, or no later than September 2, 2018 with an approved extension. These state plans are subject to EPA approval, with a federal plan applied to states that fail to submit a plan to the EPA or if a state plan is not approved. Legal challenges to the CPP have been filed by stakeholders and motions to stay the requirements of the rule pending the outcome of the litigation have also been filed. Final resolution of these legal challenges could take several years. Compliance with CPP could cause the industry to replace coal generation with natural gas and renewables, especially in states that have significant CO2 reduction targets under the rule. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, and this may result in the retirement of coal-fired generation plants earlier than the current useful lives. Duke Energy Ohio continues to evaluate the need to retire generating facilities and plans to seek regulatory recovery, where appropriate, for amounts that have not been recovered upon asset retirements. However, recovery is subject to future regulatory approval, including the recovery of carrying costs on remaining book values, and therefore cannot be assured. In addition, Duke Energy Ohio could incur increased fuel, purchased power, operation and maintenance, and other costs for replacement generation as a result of this rule. Duke Energy Ohio cannot predict the outcome of these matters.

PART I

DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the nine months ended September 30, 2015 and 2014 and the Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

	Nine Months Ended September 30,
(in millions)	2015	2014	Variance
Operating Revenues	$2,223	$2,383	$(160)
Operating Expenses	1,750	1,808	(58)
Operating Income	473	575	(102)
Other Income and Expenses, net	9	16	(7)
Interest Expense	132	127	5
Income Before Income Taxes	350	464	(114)
Income Tax Expense	128	163	(35)
Net Income	$222	$301	$(79)
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2015
Residential sales	(2.2)%
General service sales	—%
Industrial sales	(1.0)%
Wholesale power sales	(10.2)%
Total sales	(1.3)%
Average number of customers	0.8%
Nine Months Ended September 30, 2015 as Compared to September 30, 2014
Operating Revenues. The variance was driven primarily by a $160 million decrease in fuel revenues primarily due to a decrease in fuel rates as a result of lower fuel and purchased power costs.
Operating Expenses. The variance was driven primarily by:

•	a $166 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel prices; and

•	a $28 million decrease in property and other taxes, primarily as a result of lower sales and use tax.
Partially offset by:

•
an $85 million impairment charge related to the September 2015 Edwardsport IGCC settlement. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information;

•	a $40 million increase in operations and maintenance expense primarily due to timing and increased scope of outage work at generation plants; and

•	an $11 million increase in depreciation and amortization expense primarily due to higher depreciation as a result of additional plant in service.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 36.6 percent and 35.2 percent, respectively. The increase in the effective tax rate was primarily due to a prior period audit settlement in 2014, partially offset by a reduction in the Indiana statutory corporate state income tax rate.
Matters Impacting Future Results
Duke Energy Indiana is evaluating converting Wabash River Unit 6 to a natural gas-fired unit or retiring the unit earlier than its current estimated useful life. If Duke Energy Indiana elects early retirement of the unit, recovery of remaining book values and associated carrying costs totaling approximately $40 million could be subject to future regulatory approvals and therefore cannot be assured.
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. Duke Energy Indiana has interpreted the rule to identify the coal ash basin sites impacted and has assessed the amounts of coal ash subject to the rule and a method of compliance. Duke Energy Indiana's interpretation of the requirements of the CCR rule, which becomes effective in October 2015, is subject to potential legal challenges and further regulatory approvals, which could result in additional ash basin closure requirements, higher costs of compliance and greater asset retirement obligations. An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact to the Duke Energy Indiana's financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

In September 2015, Duke Energy Indiana entered into a settlement agreement with multiple parties that will resolve all disputes, claims and issues from the IURC proceedings regarding the Edwardsport IGCC generating facility. Pursuant to the terms of the agreement, Duke Energy Indiana recognized an impairment and related charges of $90 million. Additionally, the settlement agreement stipulates the recovery of the remaining regulatory asset over an eight-year period and confirms the conclusion that the in-service date for accounting and ratemaking purposes will remain June 7, 2013. The settlement agreement will also impose a cost cap for recoverable operations and maintenance retail costs of $73 million in 2016 and $77 million in 2017 as well as a cost cap for ongoing capital expenditures through 2017. The settlement is subject to IURC approval and, if approved, would resolve and close a number of outstanding issues pending before the IURC related to post commercial operating performance and recovery of ongoing operating and capital costs at Edwardsport. If the settlement is not approved, outstanding issues before the IURC related to Edwardsport would resume, the ultimate resolution of which could have an adverse impact on Duke Energy Indiana's financial position, results of operations and cash flows. In addition, the inability to manage operating and capital costs under caps imposed under the settlement could have an adverse impact on Duke Energy Indiana's financial position, results of operations and cash flows. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
On October 23, 2015, the EPA published in the Federal Register the CPP rule for regulating CO2 emissions from existing fossil fuel-fired EGUs. The CPP establishes CO2 emission rates and mass cap goals that apply to fossil fuel-fired generation. Under the CPP, states are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016, or no later than September 2, 2018 with an approved extension. These state plans are subject to EPA approval, with a federal plan applied to states that fail to submit a plan to the EPA or if a state plan is not approved. Legal challenges to the CPP have been filed by stakeholders and motions to stay the requirements of the rule pending the outcome of the litigation have also been filed. Final resolution of these legal challenges could take several years. Compliance with CPP could cause the industry to replace coal generation with natural gas and renewables, especially in states that have significant CO2 reduction targets under the rule. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, and this may result in the retirement of coal-fired generation plants earlier than the current useful lives. Duke Energy Indiana continues to evaluate the need to retire generating facilities and plans to seek regulatory recovery, where appropriate, for amounts that have not been recovered upon asset retirements. However, recovery is subject to future regulatory approval, including the recovery of carrying costs on remaining book values, and therefore cannot be assured. In addition, Duke Energy Indiana could incur increased fuel, purchased power, operation and maintenance, and other costs for replacement generation as a result of this rule. Duke Energy Indiana cannot predict the outcome of these matters.

PART I

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt issuances and its existing cash and cash equivalents to fund its domestic liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. See Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of primary sources and uses of cash for 2015-2017 and a more detailed discussion of each.
The Subsidiary Registrants generally maintain minimal cash balances and use short-term borrowings to meet their working capital needs and other cash requirements. The Subsidiary Registrants, excluding Progress Energy (Parent), support their short-term borrowing needs through participation with Duke Energy and certain of its other subsidiaries in a money pool arrangement. The companies with short-term funds may provide short-term loans to affiliates participating under this arrangement.
Duke Energy and the Subsidiary Registrants, excluding Progress Energy (Parent), may also use short-term debt, including commercial paper and the money pool, as a bridge to long-term debt financings. The levels of borrowing may vary significantly over the course of the year due to the timing of long-term debt financings and the impact of fluctuations in cash flows from operations. Duke Energy’s current liabilities may at times exceed current assets resulting from the use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate due to the seasonality of its business.
Credit Facility and Registration Statements
Master Credit Facility Summary
Duke Energy has a Master Credit Facility with a capacity of $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit, variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder and as security to meet obligations under the Plea Agreements. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	September 30, 2015
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Facility size(a)	$7,500	$3,300	$800	$1,300	$1,200	$400	$500
Reduction to backstop issuances
Commercial paper(b)	(1,793)	(1,318)	(300)	—	—	(25)	(150)
Outstanding letters of credit	(72)	(64)	(4)	(3)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Coal ash set-aside(c)	(500)	—	(250)	(250)	—	—	—
Available capacity	$5,019	$1,918	$211	$1,047	$1,199	$375	$269

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $475 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Condensed Consolidated Balance Sheets.

(c)
On May 14, 2015, the United States District Court for the Eastern District of North Carolina approved the separate Plea Agreements entered into by Duke Energy Carolinas, Duke Energy Progress and Duke Energy Business Services LLC (DEBS), a wholly owned subsidiary of Duke Energy in connection with the investigation initiated by the USDOJ. Duke Energy Carolinas and Duke Energy Progress are required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet their obligations under the Plea Agreements, in addition to certain other conditions. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PremierNotes
Duke Energy has an effective Form S-3 with the Securities and Exchange Commission (SEC) to sell up to $3 billion of variable denomination floating-rate demand notes, called PremierNotes. The Form S-3 states that no more than $1.5 billion of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Duke Energy or at the investor’s option at any time. The balance as of September 30, 2015 and December 31, 2014 was $1,101 million and $968 million, respectively. The notes are short-term debt obligations of Duke Energy and are classified within Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.
Shelf Registration
In September 2013, Duke Energy filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

PART I

DEBT MATURITIES
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	September 30, 2015
Unsecured Debt
Progress Energy (Parent)	January 2016	5.625%	300
Duke Energy Indiana	June 2016	6.05%	325
First Mortgage Bonds
Duke Energy Carolinas	October 2015	5.300%	500
Duke Energy Florida	November 2015	0.650%	250
Duke Energy Florida	December 2015	5.100%	300
Duke Energy Progress	December 2015	5.250%	400
Duke Energy Indiana	July 2016	0.636%	150
Other			311
Current maturities of long-term debt			$2,536
CASH FLOWS FROM OPERATING ACTIVITIES
The relatively stable operating cash flows of Regulated Utilities compose a substantial portion of Duke Energy’s cash flows from operations. Regulated Utilities’ cash flows from operations are primarily driven by sales of electricity and natural gas and costs of operations. Weather conditions, commodity price fluctuations and unanticipated expenses, including unplanned plant outages, storms and legal costs and related settlements, can affect the timing and level of cash flows from operations.
Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2014 for additional information).
At September 30, 2015, Duke Energy had cash and cash equivalents of $1.4 billion, of which $710 million is held by entities domiciled in foreign jurisdictions. In December 2014, Duke Energy declared a taxable dividend of historical foreign earnings in the form of notes payable to repatriate approximately $2.7 billion of cash held and expected to be generated by International Energy over a period of up to eight years. In June 2015, approximately $1.2 billion was remitted. The remaining amount will be remitted by 2022. The remittances will principally be used to support Duke Energy's dividend and growth in the domestic business. Duke Energy recorded U.S. income tax expense as a result of the 2014 decision to repatriate all cumulative historic undistributed foreign earnings. Duke Energy’s intention is to indefinitely reinvest prospective undistributed earnings generated by Duke Energy's foreign subsidiaries. As a result, no U.S. tax is recorded on such prospective earnings. Duke Energy would be required to accrue taxes on these foreign earnings if they were to be repatriated. As of September 30, 2015, the amount of unrecognized deferred tax liability related to undistributed earnings was not material.
Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2015, each of the Duke Energy Registrants was in compliance with all covenants related to their significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.
Credit Ratings
Credit ratings are intended to provide credit lenders a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold. The Duke Energy Registrants’ credit ratings are dependent on the rating agencies’ assessments of their ability to meet their debt principal and interest obligations when they come due. If, as a result of market conditions or other factors, the Duke Energy Registrants are unable to maintain current balance sheet strength, or if earnings and cash flow outlook materially deteriorate, credit ratings could be negatively impacted.
The Duke Energy Registrants each hold credit ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). In April 2015, S&P upgraded Duke Energy's and Progress Energy's corporate credit rating to A- from BBB+ and their unsecured credit rating to BBB+ from BBB. The unsecured credit ratings of the other Subsidiary Registrants were upgraded to A- from
BBB+. In June 2015, Moody's placed Duke Energy, Progress Energy and Duke Energy Progress on negative outlook from stable. In June 2015, Fitch upgraded Duke Energy Carolinas' issuer default rating to A from A-, its unsecured credit rating to A+ from A and its secured credit rating to AA- from A+. Fitch also placed Duke Energy Indiana on positive outlook from stable.
Subsequent to Duke Energy's announcement to acquire Piedmont, S&P placed the Duke Energy Registrants on negative outlook from stable. Fitch and Moody's placed the long-term ratings of Duke Energy on review for possible downgrade. Moody's also placed the long-term ratings of Progress Energy and Duke Energy Progress on review for possible downgrade. For further information related to the acquisition, see Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions".

PART I

Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Nine Months Ended
	September 30,
(in millions)	2015	2014
Cash flows provided by (used in):
Operating activities	$5,396	$5,167
Investing activities	(3,291)	(3,734)
Financing activities	(2,771)	(1,003)
Net (decrease) increase in cash and cash equivalents	(666)	430
Cash and cash equivalents at beginning of period	2,036	1,501
Cash and cash equivalents at end of period	$1,370	$1,931
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended
	September 30,
(in millions)	2015	2014
Net income	$2,349	$1,789
Non-cash adjustments to net income	3,762	3,909
Contributions to qualified pension plans	(143)	—
Payments for asset retirement obligations	(208)	(52)
Working capital	(364)	(479)
Net cash provided by operating activities	$5,396	$5,167
The variance was driven primarily due to:

•
a $413 million increase in net income after non-cash adjustments, mainly due to higher PJM capacity prices and operating margins for the nonregulated Midwest generation business, higher BPM and wholesale origination results primarily due to increases in volume and capacity rates and new wholesale contract with NCEMPA, higher retail pricing and rate riders and favorable weather.

Partially offset by:

•	a $156 million increase in payments for asset retirement obligations and

•	a $143 million increase in contributions to qualified pension plans.
INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2015	2014
Capital, investment and acquisition expenditures	$(6,168)	$(3,836)
Available for sale securities, net	20	21
Proceeds from sales of other assets	2,916	172
Other investing items	(59)	(91)
Net cash used in investing activities	$(3,291)	$(3,734)
The variance was primarily due to:

•	a $2,744 million increase in proceeds mainly due to sale of the nonregulated Midwest generation business to Dynegy.
Partially offset by:

•
a $2,332 million increase in capital, investment and acquisition expenditures mainly due to the acquisition of NCEMPA ownership interests in certain generating assets, fuel and spare parts inventory jointly owned with and operated by Duke Energy Progress and growth initiatives in electric and natural gas infrastructure, solar projects and natural-gas fired generation.

PART I

FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended
	September 30,
(in millions)	2015	2014
Issuance of common stock related to employee benefit plans	$16	$24
Issuances (Redemptions) of long-term debt, net	516	(286)
Notes payable and commercial paper	(113)	941
Dividends paid	(1,685)	(1,670)
Repurchase of common shares	(1,500)	—
Other financing items	(5)	(12)
Net cash used in financing activities	$(2,771)	$(1,003)
The variance was due primarily to:

•	a $1,500 million increase in cash outflows due to the repurchase of 19.8 million common shares under the ASR; and

•
a $1,054 million decrease in proceeds from net issuances of notes payable and commercial paper, primarily due to the repayment of commercial paper. These cash outflows were primarily made with proceeds from the sale of the nonregulated Midwest generation business to Dynegy.

Partially offset by:

•	a $802 million increase in net issuances of long-term debt, primarily due to the timing of issuances and redemptions across years.
Summary of Significant Debt Issuances
The following table summarizes significant debt issuances (in millions).

			Nine Months Ended
			September 30, 2015
				Duke	Duke
	Maturity	Interest	Duke	Energy	Energy
Issuance Date	Date	Rate	Energy	Carolinas	Progress
First Mortgage Bonds
March 2015(a)	June 2045	3.750%	$500	$500	$—
August 2015(b)	August 2025	3.250%	500	—	500
August 2015(b)	August 2045	4.200%	700	—	700
Total issuances			$1,700	$500	$1,200

(a)	Proceeds were used to redeem $500 million of first mortgage bonds due October 2015.

(b)
Proceeds were used to repay short-term money pool and commercial paper borrowings issued to fund a portion of the NCEMPA acquisition. See Note 2 to the Condensed Consolidated Financial Statements, “Acquisitions and Dispositions,” for further information. Additionally, proceeds will be used to refinance at maturity $400 million of first mortgage bonds due December 2015.

OTHER MATTERS
Environmental Regulations
Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. The Subsidiary Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time and result in new obligations of the Duke Energy Registrants.
The following sections outline various proposed and recently enacted regulations that may impact the Duke Energy Registrants. Refer to Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.
Coal Combustion Residuals
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation, which became effective in October 2015, classifies CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows for beneficial use of CCRs with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana recorded asset retirement obligation amounts during the second quarter of 2015. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see Note 7 to the Condensed Consolidated Financial Statements, "Asset Retirement Obligations."
Duke Energy Ohio's nonregulated Beckjord Station, a facility retired during 2014, is not subject to the recently enacted EPA rule related to the disposal of CCR from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with coal ash at the facility, the costs could have an adverse impact to Duke Energy Ohio's financial position, results of operations and cash flows.

PART I

Coal Ash Management Act of 2014
On September 20, 2014, the North Carolina Coal Ash Management Act (Coal Ash Act) became law and was amended on June 24, 2015, by the North Carolina Mountain Energy Act (Mountain Energy Act). The Coal Ash Act, as amended, (i) establishes a Coal Ash Management Commission (Coal Ash Commission) to oversee handling of coal ash within the state; (ii) prohibits construction of new and expansion of existing ash impoundments and use of existing impoundments at retired facilities; (iii) requires closure of ash impoundments at Duke Energy Progress' Asheville and Sutton plants and Duke Energy Carolinas' Riverbend and Dan River stations no later than August 1, 2019 (the Mountain Energy Act provides for the potential extension of closure of the Asheville impoundment until 2022); (iv) requires dry disposal of fly ash at active plants, excluding the Asheville Plant, not retired by December 31, 2018; (v) requires dry disposal of bottom ash at active plants, excluding the Asheville Plant, by December 31, 2019, or retirement of active plants; (vi) requires all remaining ash impoundments in North Carolina to be categorized as high-risk, intermediate-risk or low-risk no later than December 31, 2015 by the North Carolina Department of Environmental Quality (NCDEQ), formerly the North Carolina Department of Environment and Natural Resources, with the method of closure and timing to be based upon the assigned risk, with closure no later than December 31, 2029; (vii) establishes requirements to deal with groundwater and surface water impacts from impoundments; and (viii) increases the level of regulation for structural fills utilizing coal ash. The Coal Ash Act includes a variance procedure for compliance deadlines and modification of requirements regarding structural fills and compliance boundaries. Provisions of the Coal Ash Act prohibit cost recovery in customer rates for unlawful discharge of ash basin waters occurring after January 1, 2014. The Coal Ash Act leaves the decision on cost recovery determinations related to closure of coal combustion residual (CCR) surface impoundments (ash basins or impoundments) to the normal ratemaking processes before utility regulatory commissions. Duke Energy has and will periodically submit to NCDEQ site-specific coal ash impoundment closure plans or excavation plans in advance of closure plans. These plans and all associated permits must be approved by NCDEQ before any excavation or closure work can begin.
In September 2014, Duke Energy Carolinas executed a consent agreement with the South Carolina Department of Health and Environmental Control (SCDHEC) requiring the excavation of an inactive ash basin and ash fill area at the W.S. Lee Steam Station. As part of this agreement, in December 2014, Duke Energy Carolinas filed an ash removal plan and schedule with SCDHEC. In April 2015, the federal CCR rules were published and Duke Energy Carolinas subsequently executed an agreement with the conservation groups Upstate Forever and Save Our Saluda that requires Duke Energy Carolinas to remediate all active and inactive ash storage areas at the W.S. Lee Steam Station. Coal-fired generation at W.S. Lee ceased in 2014 and unit 3 was converted to natural gas in March 2015. In July 2015, Duke Energy Progress executed a consent agreement with the SCDHEC requiring the excavation of an inactive ash fill area at the Robinson Plant within eight years. The Robinson Plant and W.S. Lee Station sites are required to be closed pursuant to the recently issued CCR rule and the provisions of these consent agreements are consistent with the federal CCR closure requirements.
For further information, refer to Note 5 of the Condensed Consolidated Financial Statements, “Commitments and Contingencies.”
Mercury and Air Toxics Standards
The final Mercury and Air Toxics Standards (MATS) rule was issued on February 16, 2012. The rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with emission limits by April 16, 2015. Under the Clean Air Act (CAA), permitting authorities have the discretion to grant up to a one-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. The Duke Energy Registrants have requested and received compliance extensions for a number of plants. The rule requirements apply where a compliance extension was not received. Duke Energy Registrants are on track to meet the requirements. Strategies to achieve compliance include installation of new air emission control equipment, development of monitoring processes, fuel switching and acceleration of retirement for some coal-fired electric-generation units. For additional information, refer to Note 4 of the Condensed Consolidated Financial Statements, “Regulatory Matters,” regarding potential plant retirements.
In April 2014, several petitions for review of the final rule were denied by the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court). On November 25, 2014, the Supreme Court granted a petition for review based on the issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate and necessary to regulate hazardous air pollutants from coal-fired and oil-fired steam electric generating units. In June 2015, the Supreme Court reversed the D.C. Circuit Court's decision and remanded the case to the D.C. Circuit Court for further proceedings, finding that the EPA erred in refusing to consider costs when deciding whether it was appropriate and necessary to regulate emissions of hazardous air pollutants from steam electric generating units. Pending action by the D.C. Circuit Court, the rule remains in effect. The Duke Energy Registrants cannot predict the results of these proceedings.
Clean Water Act 316(b)
The EPA published the final 316(b) cooling water intake structure rule on August 15, 2014, with an effective date of October 14, 2014. The rule applies to 26 of the electric generating facilities the Duke Energy Registrants own and operate. The rule allows for several options to demonstrate compliance and provides flexibility to the state environmental permitting agencies to make determinations on controls, if any, that will be required for cooling water intake structures. Any required intake structure modifications and/or retrofits are expected to be installed in the 2019 to 2022 time frame. Petitions challenging the rule have been filed by several groups. It is unknown at this time when the courts will rule on the petitions.
Steam Electric Effluent Limitations Guidelines
On November 3, 2015, the final Steam Electric Effluent Limitations Guidelines (ELG) rule was published in the Federal Register. The rule establishes new requirements for wastewater streams associated with steam electric power generation and includes more stringent controls for any new coal plants that may be built in the future. Affected facilities must comply between 2018 and 2023, depending on timing of new Clean Water Act permits. Most, if not all, of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources. The Duke Energy Registrants are well positioned to meet the requirements of the ELGs due to current efforts to convert to dry ash handling.

PART I

Estimated Cost and Impacts of Rulemakings
Duke Energy will incur capital expenditures to comply with the environmental regulations and rules discussed above. The following 5-year table provides estimated costs, excluding AFUDC, of new control equipment that may need to be installed on existing power plants primarily to comply with the Coal Ash Act requirements for conversion to dry disposal of bottom ash and fly ash, MATS, Clean Water Act 316(b) and ELGs, through December 31, 2019.

(in millions)	Estimated Cost
Duke Energy	$1,450
Duke Energy Carolinas	550
Progress Energy	400
Duke Energy Progress	300
Duke Energy Florida	100
Duke Energy Ohio	100
Duke Energy Indiana	400
The table excludes ash basin closure costs recorded as Asset retirement obligations on the Condensed Consolidated Balance Sheets. For more information, see Note 7 to the Condensed Consolidated Financial Statements.
The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses, in addition to costs for replacement generation for potential coal-fired power plant retirements as a result of these regulations. Actual compliance costs incurred may be materially different from these estimates due to reasons such as the timing and requirements of EPA regulations and the resolution of legal challenges to the rules. The Duke Energy Registrants intend to seek rate recovery of necessary and prudently incurred costs associated with regulated operations to comply with these regulations.
Cross-State Air Pollution Rule
On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual sulfur dioxide (SO2) budgets and annual and seasonal nitrogen oxide (NOx) budgets that were to take effect on January 1, 2012.
On August 21, 2012, the D.C. Circuit Court vacated the CSAPR. The court also directed the EPA to continue administering the Clean Air Interstate Rule (CAIR), which required additional reductions in SO2 and NOx emissions beginning in 2015. On April 29, 2014, the U.S. Supreme Court (Supreme Court) reversed the D.C. Circuit Court’s decision, finding that with CSAPR the EPA reasonably interpreted the good neighbor provision of the CAA. The case was remanded to the D.C. Circuit Court for further proceedings consistent with the Supreme Court’s opinion. On October 23, 2014, the D.C. Circuit Court lifted the CSAPR stay, which allowed Phase 1 of the rule to take effect on January 1, 2015, terminating the CAIR. Where the CSAPR requirements are constraining, actions to meet the requirements could include purchasing emission allowances, power purchases, curtailing generation and utilizing low sulfur fuel. The CSAPR will not result in Duke Energy Registrants adding new emission controls.
Additional legal challenges to the CSAPR filed in 2012, not addressed by the D.C. Circuit Court decision to vacate the CSAPR, are still ongoing. Oral arguments were held February 25, 2015. On July 28, 2015, the court issued decisions finding certain Phase 1 and 2 emissions budgets invalid, which impact South Carolina, North Carolina and Florida. The court remanded the CSAPR to the EPA for reconsideration of the budgets in question. The Duke Energy Registrants cannot predict the outcome of these proceedings.
Carbon Pollution Standards for New, Modified and Reconstructed Power Plants
On October 23, 2015, the EPA published in the Federal Register rules establishing carbon dioxide (CO2) emissions limits for new, modified and reconstructed power plants. The requirements for new plants do not apply to any facility that Duke Energy currently has in operation, but would apply to any plants that will be constructed going forward. The EPA set an emissions standard for coal units of 1,400 lbs. CO2 per gross megawatt hour (MWh). While this limit is higher than the EPA's proposed standard of 1,100 lbs. per MWh, it would still require the application of partial carbon capture and storage (CCS) technology for a coal unit to be able to meet the limit. The final standard of 1,000 lbs. CO2 per gross MWh for new natural gas combined-cycle units is the same as the proposed limit. Because utility-scale CCS is not currently a demonstrated and commercially available technology for coal-fired electric generating units, the final standards effectively bar the development of new coal-fired generation. The Duke Energy Registrants do not expect the impacts of the final standards will be material.
Clean Power Plan
On October 23, 2015, the EPA published in the Federal Register the Clean Power Plan (CPP) rule that regulates CO2 emissions from existing fossil fuel-fired electric generating units (EGUs). The CPP establishes CO2 emission rates and mass cap goals that apply to fossil fuel-fired generation. Under the CPP, states are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016. States that receive an extension must submit a final completed plan to the EPA by September 6, 2018. The EPA will review state plans within 12 months and approve or disapprove the plans. The CPP does not directly impose regulatory requirements on the Duke Energy Registrants. State implementation plans will include the regulatory requirements that will apply to the Duke Energy Registrants. The EPA also published a proposed federal plan for public comment. A federal plan would be applied to states that fail to submit a plan to EPA or where a state plan is not approved by the EPA. Comments on the proposed federal plan are due by January 21, 2016.

PART I

Legal challenges to the final CPP have been filed by stakeholders and motions to stay the requirements of the rule pending the outcome of the litigation have also been filed. Final resolution of these legal challenges could take several years. Compliance with CPP could cause the industry to replace coal generation with natural gas and renewables, especially in states with significant CO2 reduction targets under the rule. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, and this may result in the retirement of coal-fired generation plants earlier than the current useful lives. The Duke Energy Registrants could incur increased fuel, purchased power, operation and maintenance, and other costs for replacement generation as a result of this rule. The Duke Energy Registrants cannot predict the outcome of these matters.
The Duke Energy Registrants cannot predict the outcome of these proceedings. The Duke Energy Registrants are studying the rule and working with states to identify the best approach for developing state plans and are unable to determine impacts of the rule until such plans are developed and approved by the EPA.
Global Climate Change
For other information on global climate change and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
Nuclear Matters
For other information on nuclear matters and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements, “Organization and Basis of Presentation,” for a discussion of the impact of new accounting standards.
Off-Balance Sheet Arrangements
During the three and nine months ended September 30, 2015, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three and nine months ended September 30, 2015, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
Subsequent Events
See Note 18 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and nine months ended September 30, 2015, there were no material changes to Duke Energy’s disclosures about market risk. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

PART I

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2015 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2015, see Note 4 and Note 5 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and “Commitments and Contingencies,” respectively.
Virginia Department of Environmental Quality Civil Enforcement
In June 2015, the Virginia State Water Control Board voted to approve a consent order to resolve the civil enforcement claim of the Virginia Department of Environmental Quality (VDEQ) against Duke Energy Carolinas related to the February 2014 Dan River coal ash release. Pursuant to the terms of the $2.5 million settlement, Duke Energy Carolinas is required to perform $2.25 million of environmental projects that benefit Virginia communities and fund an additional $250,000 for VDEQ to respond to environmental emergencies. Failure to perform sufficient environmental projects will require Duke Energy Carolinas to make a cash payment in the amount of the shortfall.
MTBE Litigation
On June 28, 2007, the New Jersey Department of Environmental Protection (NJDEP) filed suit against, among others, Duke Energy Merchants (DEM), alleging contamination of “waters of the state” by MTBE from leaking gasoline storage tanks. MTBE is a gasoline additive intended to increase the oxygen level in gasoline and make it burn cleaner. The case was removed to federal court and consolidated in an existing multi-district litigation docket of pending MTBE cases. DEM and NJDEP have reached an agreement in principle to settle the case for a payment by DEM of $1.7 million. Such agreement is subject to the execution of a Consent Decree and approval of the Court.

DEM is also a defendant in a similar case filed by the Commonwealth of Pennsylvania on June 19, 2014. That case has also been moved to the consolidated multidistrict proceeding. Discovery in this case continues.
ITEM 1A. RISK FACTORS
Please see below updated risk factors affecting Duke Energy's business in addition to those presented in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Duke Energy Registrants’ financial condition or future results. Except for the updates below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
Duke Energy may be unable to obtain the approvals required to complete its acquisition of Piedmont or, in order to do so, the combined company may be required to comply with material restrictions or conditions.
On October 26, 2015, Duke Energy announced the execution of a merger agreement with Piedmont. Before the acquisition may be completed, approval by the shareholders of Piedmont will have to be obtained. In addition, various filings must be made with various state utility, regulatory, antitrust and other authorities in the U.S. These governmental authorities may impose conditions on the completion, or require changes to the terms, of the transaction, including restrictions or conditions on the business, operations, or financial performance of the combined company following completion of the transaction. These conditions or changes could have the effect of delaying completion of the acquisition or imposing additional costs on or limiting the revenues of the combined company following the transaction, which could have a material adverse effect on the financial position, results of operations or cash flows of the combined company and/or cause either Duke Energy or Piedmont to abandon the transaction.
If completed, Duke Energy’s acquisition of Piedmont may not achieve its intended results.
Duke Energy and Piedmont entered into the merger agreement with the expectation that the transaction would result in various benefits, including, among other things, being accretive to earnings and foundational to establishing a broader gas infrastructure business within Duke Energy. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including whether the business of Piedmont is integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs; decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy, all of which could have an adverse effect on the combined company’s financial position, results of operations or cash flows.
Failure to complete the transaction with Piedmont could negatively impact Duke Energy’s stock price and Duke Energy’s future business and financial results.
If Duke Energy’s acquisition of Piedmont is not completed, Duke Energy’s ongoing business and financial results may be adversely affected and Duke Energy will be subject to a number of risks, including the following:

•	Duke Energy may be required, under specified circumstances set forth in the Merger Agreement, to pay Piedmont a termination fee of $250 million;

•	Duke Energy will be required to pay costs relating to the transaction, including legal, accounting, financial advisory, filing and printing costs, whether or not the transaction is completed; and

•
execution of Duke Energy’s acquisition of Piedmont (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to Duke Energy.

Duke Energy could also be subject to litigation related to any failure to complete our transaction with Piedmont. If the transaction is not completed, these risks may materialize and may adversely affect Duke Energy’s financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
On April 6, 2015, Duke Energy entered into agreements to repurchase a total of $1.5 billion of Duke Energy common stock under an accelerated stock repurchase program. During the second quarter, Duke Energy repurchased and retired approximately 19.8 million shares for approximately $1.5 billion to complete the transaction. See Note 14 for further information.

PART II

ITEM 6. EXHIBITS
Exhibits filed herein are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). The Company agrees to furnish upon request to the Commission a copy of any omitted schedules or exhibits upon request on all items designated by a triple asterisk (***).

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
2.1
Agreement and Plan of Merger dated as of October 24, 2015 by and among Piedmont Natural Gas Company, Duke Energy Corporation, and Forest Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on October 26, 2015, File No. 1-32853).
X
4.1
Eighty-fifth Supplemental Indenture, dated as of August 1, 2015, (incorporated by reference to Exhibit 4.1 to Duke Energy Progress, LLC's Current Report on Form 8-K filed on August 13, 2015, File No. 001-3382).
X
*12	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CORPORATION	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

PART II

*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*101.INS	XBRL Instance Document	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X	X	X	X
The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the SEC, to furnish copies of any or all of such instruments to it.

PART II

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC PROGRESS ENERGY, INC. DUKE ENERGY PROGRESS, LLC DUKE ENERGY FLORIDA, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date:	November 5, 2015	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer

Date:	November 5, 2015	/s/ BRIAN D. SAVOY
Brian D. Savoy Senior Vice President, Chief Accounting Officer and Controller